Form 10QSB
period 2000-06-30
TMANGLOBAL COM INC
filed 2000-08-25
CIK 1096275

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 25, 2000



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from ------- to ------


                         Commission file number 0-27631

                              TMANGLOBAL.COM, INC.
        (Exact name of small business issuer as specified in its charter)


            FLORIDA                                     65-0782227
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

    1000 UNIVERSAL STUDIOS PLAZA, BUILDING 22A, ORLANDO, FL     32819-7610
            (Address of principal executive offices)            (Zip Code)

                    Issuer's Telephone Number: (407) 370-4460

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 18, 2000: 6,222,567

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              TMANglobal.com, Inc.


                                                                            PAGE
                                                                            ----


Part I. - Financial Information


Item 1.  Condensed Financial Statements:


         Condensed Balance Sheet (Unaudited) as of June 30, 2000               2

         Condensed Statements of Operations (Unaudited) for the nine months ended June 30, 2000 and 1999 and the three months ended
         June 30, 2000 and 1999                                                3

         Condensed Statements of Cash Flows (Unaudited) for the nine months
         ended June 30, 2000 and 1999                                          4


         Notes to Condensed Financial Statements                               5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             6


Part II. -  Other Information                                                  9


Item 6. Exhibits:  27 Financial Data Schedule                                  9


Signatures                                                                     9

TMANGLOBAL.COM, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                                   JUNE 30, 2000
                                                                   -------------
Current assets:
    Cash                                                           $        698
    Accounts receivable, net                                                694
    Current maturity of notes receivable                                 55,862
    Due from affiliates                                                  27,647
    Prepaids and other current assets                                     1,547
                                                                   -------------

       Total current assets                                              86,448
                                                                   -------------

Property and equipment, net                                               1,883
                                                                   -------------

Other assets:
    Note receivable, net of current portion                              17,999
                                                                   -------------

       Total assets                                                $    106,330
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable                                               $     95,170
    Accrued expenses                                                     58,075
    Due to stockholders                                                   2,200
    Loans payable - other                                                20,000
                                                                   -------------

       Total current liabilities                                        175,445
                                                                   -------------

Stockholder's deficit:
    Common stock, $0.0001 par value; 20,000,000 shares
       authorized; 6,197,554 shares issued and
       outstanding                                                          620
    Additional paid-in capital                                        3,265,645
    Subscriptions receivable                                            (15,000)
    Accumulated deficit                                              (3,320,380)
                                                                   -------------

       Total stockholders' deficit                                      (69,115)
                                                                   -------------

       Total liabilities and stockholders' equity                  $    106,330
                                                                   =============


            See accompanying notes to condensed financial statements.


TMANGLOBAL.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                           Three Months Ended                 Nine Months Ended
                                                                June 30,                            June 30,
                                                         2000              1999              2000              1999
                                                     ------------      ------------      ------------      ------------
Revenue                                              $     6,003       $     4,283       $    21,748       $     6,235

Cost of sales                                             (3,902)           (4,454)          (14,496)           (4,454)
                                                     ------------      ------------      ------------      ------------

Gross profit                                               2,101              (171)            7,252             1,781
                                                     ------------      ------------      ------------      ------------

General and administrative expenses                       52,025           187,286           260,547           275,398
                                                     ------------      ------------      ------------      ------------

Income (loss) from operations                            (49,924)         (187,457)         (253,295)         (273,617)
                                                     ------------      ------------      ------------      ------------

Discontinued operations:
Loss from operations of discontinued subsidiary                -           (90,690)          (49,929)         (129,042)
Gain from disposal of subsidiary                               -                 -           168,891                 -
                                                     ------------      ------------      ------------      ------------

Net loss                                             $   (49,924)      $  (278,147)      $  (134,333)      $  (402,659)
                                                     ============      ============      ============      ============


Loss per share - basic                               $     (0.01)      $     (0.05)      $     (0.02)      $     (0.08)
                                                     ============      ============      ============      ============
Loss per share - diluted                             $     (0.01)      $     (0.05)      $     (0.02)      $     (0.08)
                                                     ============      ============      ============      ============
Weighted average number of shares - basic              6,197,554         5,361,048         6,064,221         4,765,628
                                                     ============      ============      ============      ============
Weighted average number of shares - diluted            6,197,554         5,361,048         6,064,221         4,765,628
                                                     ============      ============      ============      ============

                               See accompanying notes to condensed financial statements.

                                                          -3-

TMANGLOBAL.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                   NINE MONTHS     NINE MONTHS
                                                      ENDED           ENDED
                                                  JUNE 30, 2000   JUNE 30, 1999
                                                  -------------   -------------

Net cash used in operating activities             $    (86,636)   $   (205,326)
                                                  -------------   -------------

Cash flows from investing activities:
     Purchase of property and equipment                      -          (1,883)
                                                  -------------   -------------

Cash flows from financing activities:
     Issuance of common stock, net                      15,000         330,290
     Subscription receivable                                 -          (1,500)
     Payments on loans receivable                       14,819               -
     Proceeds from long term debt                       40,000          47,375
     Payments on long term debt                        (21,363)        (12,256)
     Checks outstanding in excess of bank balance       (8,592)         29,125
                                                  -------------   -------------
        Net cash provided by financing activities       39,864         393,034
                                                  -------------   -------------

Net increase (decrease) in cash and equivalents        (46,772)        185,825
                                                  -------------   -------------

Cash at beginning of period                             47,470               -
                                                  -------------   -------------

Cash at end of period                             $        698    $    185,825
                                                  =============   =============

            See accompanying notes to condensed financial statements.

TMANGLOBAL.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of TMANglobal.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended September 30, 1999. Operating results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended September 30, 1999, found in the Company's Form 10-SB.


NOTE 2 - SALE OF SUBSIDIARY

On January 27, 2000, the Company sold its wholly-owned subsidiary, Financial Standards Group, Inc. (FSG) to an unrelated party, FSG Holdings LLC (FSGH). Under the terms of the sales agreement, the Company received $88,680 in the form of three promissory notes receivable, due in June 2000 and January 2001. In addition, FSGH assumed all outstanding receivables and payables and the balance due of $36,571 on a promissory note created by FSG, Inc., currently held by Total World Telecom, Inc. (TWT) - former parent company of FSG, Inc. The Company also issued a warrant certificate to FSGH for 100,000 shares of restricted common stock, with an exercisable price of $1.00 per share and a two (2) year term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT BASED ON HISTORICAL FACTS, BUT ARE FORWARD-LOOKING STATEMENTS THAT ARE BASED UPON NUMEROUS ASSUMPTIONS ABOUT FUTURE CONDITIONS THAT COULD PROVE NOT TO BE ACCURATE. ACTUAL EVENTS, TRANSACTIONS AND RESULTS MAY MATERIALLY DIFFER FROM THE ANTICIPATED EVENTS, TRANSACTIONS OR RESULTS DESCRIBED IN SUCH STATEMENTS. THE COMPANY'S ABILITY TO CONSUMMATE SUCH TRANSACTIONS AND ACHIEVE SUCH EVENTS OR RESULTS IS SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE EXISTENCE OF DEMAND FOR AND ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES, REGULATORY APPROVALS AND DEVELOPMENTS, ECONOMIC CONDITIONS, THE IMPACT OF COMPETITION AND PRICING, RESULTS OF FINANCING EFFORTS AND OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS THAT ARE BEYOND THE COMPANY'S CONTROL. THE COMPANY UNDERTAKES NO OBLIGATION AND DOES NOT INTEND TO UPDATE, REVISE, OR OTHERWISE PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

         THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Overview

         TMANglobal.com, Inc. ("TMAN"), a corporation formed under the laws of the State of Florida, is the result of a merger between FSGI Corporation and The Martial Arts Network On-Line, Inc. on December 21, 1998. In the fall of 1998, management of The Martial Arts Network On-Line, Inc. decided that it wished to expand its business model from that of being a purely educational and informative resource to one that would capitalize on e-commerce over the Internet.

         TMAN offers goods and services to the martial arts, extreme sports, and health and fitness markets, through its presence on the World Wide Web. TMAN also provided credit unions with comprehensive and internal regulatory compliance audit services, and related internal auditing, accounting and managerial advisory services, through its wholly-owned subsidiary, Financial Standards Group, Inc. ("FSG") until FSG's sale on January 27, 2000. TMAN is currently traded in the "pink sheets." TMAN was formerly traded on the Nasdaq OTC Bulletin Board under the symbol "CHOP" (and later, in November 1999, "CHOPE") until it was delisted on December 1, 1999 for failure to comply with the Bulletin Board's revised eligibility rules. As soon as practicable, TMAN will apply to be reinstated for trading on the OTC Bulletin Board. TMAN's principal executive offices are at 1000 Universal Studios Plaza, Building 22A, Orlando, Florida 32819-7610. Its telephone number is (407) 370-4460.

         The unaudited report of the Company's independent certified public accountant relating to the quarter ended June 30, 2000 has been prepared assuming that the Company will continue as a going concern. The Company experienced a net loss of $3,176,835 during the year ended September 30, 1999, and a net loss of $134,333 for the nine months ended June 30, 2000, and had negative cash flows from operations for the year ended September 30, 1999 and the nine months ended June 30, 2000. Moreover, management expects that the Company will continue to experience losses during the current fiscal year. These matters raise doubt regarding the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company attaining profitable operation and obtaining additional capital. The Company intends to obtain loans from its majority shareholders and officers to meet its working capital needs; and the Company intends to attempt to raise capital in a private equity placement later in the 2000 calendar year. There can be no assurance that the Company's efforts will be successful.

RESULTS OF OPERATIONS - THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

         During the three-month period ended June 30, 2000, TMAN's revenues were $6,003 compared to $4,283 for the similar period in 1999. This small increase was attributable to the e-commerce sales beginning to increase as more Net users became aware of the website. Cost of sales were $3,902 for the three-month period ended June 30, 2000, compared to $4,454 for the three-month period ended June 30, 1999, a decrease of $552. As the Company starts to market its product `Supermall', it believes that this will substantially affect the revenues and costs reflected in the Company's future financial statements.

         General and administrative expenses for the three-month period ended June 30, 2000 were $52,025 compared to $187,286 for the three-month period ended June 30, 1999. The difference is a result of the Company spending less on its infrastructure once it's website was up and running. The Company also realized a $90,690 loss for the three-month period ended June 30, 1999 from operations of its discontinued subsidiary, FSG. As a result, the Company generated a net loss of $ (49,924) or ($ .01 per share) during the three-month period ended June 30, 2000 compared to a net loss of $ (278,147) or ($ .05 per share) for the similar period in 1999.

RESULTS OF OPERATIONS - NINE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

         Operating results for the nine-month periods ended June 30, 2000 and 1999 are difficult to compare to each other due to changes in the operations of TMAN. On December 21, 1998, TMAN acquired FSG as a wholly-owned subsidiary. During the nine month period ended June 30, 2000, TMAN, through FSG, was offering accounting and financial services to credit unions. On January 27, 2000, TMAN made the decision to discontinue its operations in the accounting and financial services industry and sold FSG to FSG Holdings, LLC (FSGH). FSGH was an independent party that did not have a material relationship with the Company, any affiliate of the Company, any director or officer of the Company or any associate of any officer or director of the Company. The selling price of $88,650 in the form of three promissory notes receivable and the assumption of outstanding receivables and payables and the balance due of $36,571 on a promissory note created by FSG was determined based upon arm's length negotiations between the parties. Following the sale of FSG on January 27, 2000, the Company's revenues were solely derived from its e-commerce business, Charter Membership Program and its Entertainment Agency. Revenues for TMAN increased from $6,235 in the nine-month period ended June 30, 1999 to $21,748 in the nine-month period ended June 30, 2000. Costs of revenues increased from $4,454 in the nine months ended June 30, 1999, to $14,496 for the comparable period in 2000.

         Selling, general and administrative expenses decreased from $275,398 in the nine months ended June 30, 1999 to $260,547 in the nine-month period ended June 30, 2000. The increase of revenues, costs of revenues and other selling expenses were due primarily to the fact that TMAN was in its initial period of development in the prior period and incurred many expenses related to the development of its e-commerce site in the current period. The net loss decreased from $402,659 in the nine-month period ended June 30, 1999 to $134,333 in the six month period ended March 31, 2000 due to the fact that there was a gain in the sale of FSG, whereby FSGH, the acquirer of FSG, acquired both FSG's payables and receivables.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of continuing losses, the Company has been unable to fund its cash flow needs through cash generated by its operations. Contributing to this situation is the cyclical nature of the business, as well as the expenses normally related to the start-up and running of an Internet operation. The Company's liquidity shortfalls form operations during the nine months ended June 30, 2000 have been funded through several transactions with principal shareholders and others, as well as the periodic suspension of compensation to its officers. The Company intends to continue to seek alternative means of financing to enable it to continue as an on-going concern, although there is no guarantee that it will be successful in finding additional funds to continue present operations.

         As of June 30, 2000, the Company's cash balance was $698 and total assets, including promissory notes from FSGH, was $106,330. Operating activities during the nine-month period ended June 30, 2000 accounted for the use of $86,636, as compared to $205,326 used in nine-month period ended June 30, 1999. The Company expects that its working capital resources and the cash flow that it expects to receive from operations will not be sufficient to fund its working capital needs during the twelve months following the date hereof. While previously the Company was able to use funds available under the Credit Agreement discussed below, the sale of FSG eliminated the Credit Agreement as a source of funds after the sale of FSG on January 27, 2000, and there can be no assurance that the Company's capital resources will now be adequate. During the nine-month period ended June 30, 2000, the Company realized a net loss of $134,333. As of that same date, the Company's cash balance was $698. The Company expects to continue to operate at a loss through the fiscal year ended September 30, 2000. The ability of the Company to fund its working capital needs during the next twelve months will largely be dependent on its ability to obtain additional debt and equity financing. The Company intends to seek loans from its controlling shareholder and from certain of its officers, as well as the placement of debt or equity to third parties in a private offering. There can be no assurance that such financing will be available to the Company. If available, such financing would likely result in substantial dilution to the existing shareholders of the Company.

         In May 1998, FSGI Corporation entered into a Credit Agreement with Bank Atlantic consisting of a $50,000 Loan and a $50,000 Line of Credit collateralized by the assets of FSG, Inc., for its financial services operations. The Loan had an interest rate of 11.05% and became due on May 13, 2000. The Loan was assumed by the acquiring corporation, FSGH, upon the sale of FSG on January 27, 2000. As of March 31, 2000, the balance due on the Loan was $9,095. The Line of Credit provided for borrowings of up to $50,000 at the prime rate plus 2% (10.75% at March 31, 2000), collateralized by the assets of FSGI Corporation. The Line of Credit was assumed by the acquiring corporation, FSGH, upon the sale of FSG on January 27, 2000. As of March 31, 2000, the balance due under the Line of Credit was $50,000. The Line of Credit terminated on May 13, 2000.

PART II - OTHER INFORMATION

Item 6.  Exhibits

A.       Exhibits:  27 Financial Data Schedule


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TMANglobal.com, Inc.


                             By: /s/ Tony Interdonato
                                 --------------------
                                 Tony Interdonato
                                 Chief Executive Officer



Date:  August 23, 2000