Form 10QSB/A
period 2000-06-30
TMANGLOBAL COM INC
filed 2000-09-28
CIK 1096275

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 28, 2000



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10Q-SB/A
(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT

              For the transition period from ------- to ----------


                         Commission file number 0-27631

                              TMANglobal.com, INC.

        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                65-0782227
 (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

 1000 UNIVERSAL STUDIOS PLAZA, BUILDING 22A, ORLANDO, FL            32819-7610
     (Address of principal executive offices)                       (Zip Code)

                    Issuer's Telephone Number: (407) 370-4460

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 25, 2000: 6,214,553

     Transitional Small Business Disclosure Format (check one): Yes ___ No _X_


                              TMANglobal.com, Inc.

PAGE
----


Part I.- Financial Information


Item 1.  Condensed Financial Statements:


         Condensed Balance Sheet (Unaudited) as of June 30, 2000

         Condensed Statements of Operations (Unaudited) for the nine months ended June 30, 2000 and 1999 and the three months ended June 30, 2000 and 1999

         Condensed Statements of Cash Flows (Unaudited) for the nine months ended June 30, 2000 and 1999


         Notes to Condensed Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. - Other Information


Item 6.  Exhibits:  27 Financial Data Schedule


Signatures

                              TMANglobal.com, Inc.

TMANGLOBAL.COM, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
================================================================================

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


TMANGLOBAL.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
=================================================================================================================

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                         2000           1999            2000            1999
                                                   --------------  --------------  --------------  --------------
Revenue                                            $       6,003   $       4,283   $      21,748   $       6,235

Cost of sales                                             (3,902)         (4,454)        (14,496)         (4,454)
                                                   --------------  --------------  --------------  --------------

Gross profit                                               2,101            (171)          7,252           1,781
                                                   --------------  --------------  --------------  --------------

General and administrative expenses                       52,025         187,286         260,547         275,398
                                                   --------------  --------------  --------------  --------------

Income (loss) from operations                            (49,924)       (187,457)       (253,295)       (273,617)
                                                   --------------  --------------  --------------  --------------

Discontinued operations:
Loss from operations of discontinued subsidiary                -         (90,690)        (49,929)       (129,042)
Gain from disposal of subsidiary                               -               -         168,891               -
                                                   --------------  --------------  --------------  --------------

Net loss                                           $     (49,924)  $    (278,147)  $    (134,333)  $    (402,659)
                                                   ==============  ==============  ==============  ==============



Loss per share - basic                             $       (0.01)  $       (0.05)  $       (0.02)  $       (0.08)
                                                   ==============  ==============  ==============  ==============

Loss per share - diluted                           $       (0.01)  $       (0.05)  $       (0.02)  $       (0.08)
                                                   ==============  ==============  ==============  ==============

Weighted average number of shares - basic              6,197,554       5,361,048       6,064,221       4,765,628
                                                   ==============  ==============  ==============  ==============

Weighted average number of shares - diluted            6,197,554       5,361,048       6,064,221       4,765,628
                                                   ==============  ==============  ==============  ==============

                                 See accompanying notes to condensed financial statements.

TMANGLOBAL.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended September 30, 1999. Operating results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

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

OVERVIEW

         TMANglobal.com, Inc. ("TMAN"), a corporation formed under the laws of the State of Florida, is the result of a merger between FSGI Corporation and The Martial Arts Network On-Line, Inc. on December 21, 1998 (for accounting purposes the transaction was effective on January 1, 1999). In the fall of 1998, management of The Martial Arts Network On-Line, Inc. decided that it wished to expand its business model from that of being a purely educational and informative resource to one that would capitalize on e-commerce over the Internet.

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

The Company experienced a net loss of $3,176,835 during the year ended September 30, 1999, and a net loss of $134,333 for the nine months ended June 30, 2000, and had negative cash flows from operations for the year ended September 30, 1999 and the nine months ended June 30, 2000. Moreover, management expects that the Company will continue to experience losses during the current fiscal year. The Company has developed a "viable plan" to continue as a going concern, dependent on the Company obtaining additional capital. The Company has received commitments for loans of up to $300,000 from its majority shareholders and officers to meet its working capital needs; and the Company intends to attempt to raise additional capital in a private equity placement later in the 2000 calendar year. There can be no assurance that the Company's efforts will be successful.

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

RESULTS OF OPERATIONS - NINE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

         Operating results for the nine-month periods ended June 30, 2000 and 1999 are difficult to compare to each other due to changes in the operations of TMAN. On January 1, 1999, TMAN acquired FSG as a wholly-owned subsidiary. During the nine month period ended June 30, 2000, TMAN, through FSG, was offering accounting and financial services to credit unions. On January 27, 2000, the Company sold its wholly-owned subsidiary, Financial Standards Group, Inc. (FSG), to an unrelated party, FSG Holdings LLC ("FSGH"). Under the terms of the sales agreement, the Company received $88,680 in the form of three promissory notes due in June 2000 and January 2001. In addition, FSGH assumed all outstanding receivables and payables and the balance due of $36,571 on a promissory note created by FSG, currently held by Total World Telecom, Inc. (TWT) - former parent company of FSG. The Company also issued a warrant certificate to FSGH for 100,000 shares of TMAN restricted common stock, with an exercise price of $1.00 per share and a two (2) year term.

FSGH was formed in January 2000 for the sole purpose of acquiring Financial Standards Group, Inc., from TMANglobal.com. There are no related affiliations between the two companies. The business reason FSG was sold was the fact that FSG had a ten-year history of $200,000+/yr losses, which were continuing into the future. It was decided by the TMANglobal.com Board of Directors that shareholders of TMAN would be best served by shedding this money losing subsidiary - and at the same time reduce the outstanding liabilities that were being carried on TMAN's books on behalf of FSG, such as the TWT matter referenced above. The selling price of FSG was determined based upon arm's length negotiations between the parties. Following the sale of FSG on January 27, 2000, the Company's revenues were solely derived from its e-commerce business. To date, no material revenue has been realized from the Charter Membership Program or Entertainment Agency portion of TMAN's business. Revenues for TMAN increased from $6,235 in the nine-month period ended June 30, 1999 to $21,748 in the nine-month period ended June 30, 2000. Costs of revenues increased from $4,454 in the nine months ended June 30, 1999, to $14,496 for the comparable period in 2000.

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

As of June 30, 2000, the Company's cash balance was $698 and total assets, including promissory notes from FSGH, was $106,330. Operating activities during the nine-month period ended June 30, 2000 accounted for the use of $86,636, as compared to $205,326 used in nine-month period ended June 30, 1999. The Company expects that its working capital resources and the cash flow that it expects to receive from operations will not be sufficient to fund its working capital needs during the twelve months following the date hereof. While previously the Company was able to use funds available under the Credit Agreement discussed below, the sale of FSG eliminated the Credit Agreement as a source of funds after the sale of FSG on January 27, 2000, and there can be no assurance that the Company's capital resources will now be adequate. During the nine-month period ended June 30, 2000, the Company realized a net loss of $134,333. As of that same date, the Company's cash balance was $698. The Company expects to continue to operate at a loss through the fiscal year ended September 30, 2000. The ability of the Company to fund its working capital needs during the next twelve months will largely be dependent on its ability to obtain additional debt and equity financing. The Company has developed a "viable plan" to continue as a going concern, dependent on the Company obtaining additional capital. The Company has received commitments for loans of up to $300,000 from its majority shareholders and officers to meet its working capital needs; and the Company intends to attempt to raise additional capital in a private equity placement later in the 2000 calendar year. There can be no assurance that the Company's efforts will be successful. If available, such financing would likely result in substantial dilution to the existing shareholders of the Company.

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

                                                  TMANglobal.com, Inc.


                                               By:/s/ Tony Interdonato
                                                  ---------------------------
                                                      Tony Interdonato
                                                      Chief Executive Officer



Date:  September 28, 2000