Form 10KSB
period 2000-09-30
TMANGLOBAL COM INC
filed 2001-03-01
CIK 1096275

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 28, 2001



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                           COMMISSION FILE NO. 0-27631


                              TMANGLOBAL.COM, INC.
           -----------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Florida                                       65-0782227
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1000 UNIVERSAL STUDIOS PLAZA, BUILDING 22A, ORLANDO, FL            32819-7610
-------------------------------------------------------        -----------------
      (Address of principal executive offices)                     (Zip Code)

                                 (407) 370-4460
                       -----------------------------------
                            Issuer's Telephone Number

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
---------------------------            -----------------------------------------
          None                                           N/A

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                           ---------------------------
                    Common Stock, par value $.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

For the fiscal year ended September 30, 2000, registrant's consolidated revenues were $26,599.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of February 27, 2001 = $66,626.

On February 27, 2001, 6,214,553 shares of the registrant's Common Stock, $.0001 par value were outstanding.

Transitional Small Business Disclosure Format:  YES ______  NO ___X___


                    DOCUMENTS INCORPORATED BY REFERENCE          None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         TMANglobal.com, Inc. ("TMAN"), a corporation formed under the laws of the State of Florida, is the result of a merger between FSGI Corporation and The Martial Arts Network On-Line, Inc. on December 21, 1998 (for accounting purposes the transaction was effective on January 1, 1999). In the fall of 1998, management of The Martial Arts Network On-Line, Inc. decided that it wished to expand its business model from that of being a purely educational and informative resource to one that would capitalize on e-commerce over the Internet. Management made inquiry of several companies and individuals about joint ventures, equity positions, and cash infusions to help with this expansion. In November, President Ron Tramontano was approached by Joseph Lents, the father of one of Mr. Tramontano's karate students, who proposed that it might be worthwhile to speak with his nephew Jason, who was the head of a publicly-traded company (FSGI Corporation), that was looking for ways to expand its Internet presence. Since being affiliated with a public company would help to attract investors and potentially provide for stock to be used as acquisition consideration, TMAN management decided to explore this opportunity.

         TMAN offers goods and services to the martial arts, extreme sports, and health and fitness markets, through its presence on the World Wide Web. TMAN also provided credit unions with comprehensive and internal regulatory compliance audit services, and related internal auditing, accounting and managerial advisory services, through its wholly-owned subsidiary, Financial Standards Group, Inc. ("FSG") until FSG's sale on January 27, 2000 to FSG Holdings LLC ("FSGH"). TMAN is traded on the Nasdaq OTC Bulletin Board under the symbol "CHOP" (and most recently, in February 2001, "CHOPE", due to the fact that its 10K filing is late). TMAN's principal executive offices are at 1000 Universal Studios Plaza, Building 22A, Orlando, Florida 32819-7610. Its telephone number is (407) 370-4460.

         FSGI Corporation was formed under the laws of the State of Florida in 1997 as a holding company for the purpose of acquiring Financial Standards Group, Inc. (FSG). That year FSGI Corporation acquired FSG, a Florida company organized in October 1989, to assist credit unions in performing financial services. FSG offered financial services to credit unions as TMAN's wholly-owned subsidiary until its sale in January 2000. FSGI Corporation began trading on the Nasdaq OTC Bulletin Board on July 31, 1998 under the symbol "FSGI". TMAN changed its trading symbol to "CHOP" on January 14, 1999 following its merger with FSGI.

         The Martial Arts Network On-Line, Inc., a company organized under the laws of the State of Florida, was developed in 1996 by its parent company The Martial Arts Network, Inc. as an electronic forum dedicated to promoting education and awareness of martial arts through its web site www.martial-arts-network.com. The Martial Arts Network On-Line, Inc. web site was operated for educational purposes only, and not with the objective of earning a profit. This site continues to be maintained by the parent company, while TMAN launched www.tmanglobal.com in February 1999 to offer goods and services to the martial arts, extreme sports, and health and fitness markets.

         Through its web site, TMAN attempts to provide portals that are inviting to, and frequented by, its target market; thereby creating a low cost, and efficient distribution channel. TMAN believes that the sale of products and services over the Internet offers attractive benefits to customers, including greater selection, convenience, ease of use and competitive pricing. As the Internet becomes an increasingly significant global medium for online activity, TMAN's objective is to become the preeminent site for martial arts, extreme sports, and health and fitness products and services.

ACQUISITIONS

         On November 13, 1998, FSGI Corporation acquired the right to service the credit union clients of Bonnie Davis P.C. As consideration, the Company agreed to issue 40,000 shares of restricted common stock with an agreed upon market value of $80,000. In addition, the Company agreed that if the total market value at the twelve month and twenty-four month anniversary dates is less than $2.00 per share, the Company would issue additional shares valued at the difference between the market price and the guaranteed amount. If the gross revenue for the twelve-month period ended November 13, 1999 had not equaled or exceeded 80% of the purchase price ($64,000), then such share adjustments would not apply. The gross revenue attributable to the clients of Bonnie Davis P.C. for the twelve-month period ended November 13, 1999 was approximately $34,000. The accumulated amortization of the client list at September 30, 1999 was $14,000. Any shares payable as consideration in this transaction would be issued to the heirs of Bonnie Davis; however none of such shares of restricted common stock have been issued to date. The obligation for any share issuances relating to this transaction were assumed by FSGH as of January 27, 2000.

         On December 21, 1998, FSGI Corporation, at the time a publicly traded company trading on the OTCBB as FSGI, acquired all of the outstanding common stock of The Martial Arts Network On-Line, Inc., a wholly owned subsidiary of The Martial Arts Network, Inc. For accounting purposes, the transaction was effective on January 1, 1999. As consideration, FSGI Corporation issued to The Martial Arts Network, Inc. an aggregate of 3,000,000 shares of restricted common stock and an option to purchase up to 1,000,000 additional restricted shares at a purchase price of $1.00 per share. Upon issuance of the 3,000,000 shares of FSGI Corporation's common stock to The Martial Arts Network, Inc., FSGI Corporation had a total of approximately 5,542,833 shares of common stock outstanding. Upon completion of the transaction, The Martial Arts Network, Inc.'s stock holdings represented approximately 54% of FSGI Corporation's total outstanding shares of common stock. The structure and value of the transaction were negotiated by the parties at arms length. Management is not aware whether FSGI Corporation considered any other acquisition alternatives (whether solicited or unsolicited).

         The Martial Arts Network, Inc. has controlling interest in the new corporation formed as a consequence of the completion of the acquisition of all of the outstanding common stock of The Martial Arts Network On-Line, Inc. by FSGI Corporation. The acquisition was recorded using the purchase method of accounting. The results of operations of FSGI Corporation, the accounting acquiree, since the date of acquisition, January 1, 1999 for accounting purposes, are included in the consolidated statements of operations at September 30, 2000. Goodwill of $2,525,715 was recorded in this transaction and is being amortized over 15 years using the straight-line method. Amortization of this goodwill will result in a charge against income of $138,353 for each of the 15 years commencing January 1, 1999. That charge will reduce net income (increase net loss) and will serve to impair the reported operating results, and presumably the share price performance, of the Company.

         On January 27, 2000, the Company sold its wholly-owned subsidiary, Financial Standards Group, Inc. (FSG), to an unrelated party, FSG Holdings LLC ("FSGH"). Under the terms of the sales agreement, the Company received $88,680 in the form of three promissory notes due in June 2000, January 2001 and January 2002. In addition, FSGH assumed all outstanding receivables and payables and the balance due of $36,571 on a promissory note created by FSG, currently held by Total World Telecom, Inc. (TWT) - former parent company of FSG (See Note 4). The Company also issued a warrant certificate to FSGH for 100,000 shares of TMAN restricted common stock, with an exercise price of $1.00 per share and a two (2) year term.

FSGH was formed in January 2000 for the sole purpose of acquiring Financial Standards Group, Inc., from TMANglobal.com. There are no related affiliations between the two companies. FSG was sold was due to the fact that FSG had a ten-year history of $200,000+/yr losses, which did not look like they were going to reverse themselves in the foreseeable future - and it was becoming a severe financial drain on TMANglobal.com, the parent company. It was decided by the TMANglobal Board of Directors that the shareholders of TMAN would be best served by ridding itself of this money losing, non-synergistic subsidiary - and at the same time reducing outstanding liabilities that were being carried on TMANglobal.com's books on behalf of FSG, such as the TWT matter referenced above and other loan obligations. (See Note 4).

PRODUCTS AND SERVICES - INTERNET WEB SITE BUSINESS

         TMAN has established three business models to market a selection of products and services through its online web site. These business models include an e-commerce operation, a Charter Membership Program, and an entertainment agency.

         E-COMMERCE OPERATIONS. TMAN offers name-brand sporting goods and apparel at discount prices through a virtual shopping mall accessible on its web site. Similarly, TMAN offers a variety of books, magazine subscriptions, videotapes, CDs, DVDs, and cassettes pertaining to martial arts, extreme sports, health, fitness, and nutrition through a virtual bookstore. TMAN's access to various titles and labels has expanded tremendously since its affiliation with Amazon.com beginning in January 1999. As an Amazon.com Associate, TMAN provides selected books, CDs and videos with accompanying editorials on its web site that allow customers to make informed choices about their purchases. The purchases are made through a special link to Amazon.com, which supplies and delivers the items purchased.

         As a complementary business line in its e-commerce operations, TMAN also intends to develop a billing company that will provide martial arts schools, gyms and health clubs with marketing and business planning services. Significant work has not yet commenced on this business line. The Company is currently investigating the possibility of a joint venture with an existing company in order to avoid incurring some of the start-up costs attendant to developing this line of business. In the absence of such a joint venture, the Company intends to establish a billing company by the end of 2000. However, there is no assurance that TMAN will be able to develop and provide such services successfully.

         CHARTER MEMBERSHIP PROGRAM. In June 1999, TMAN launched a web-community Charter Membership Program that offers members a combination of TMAN's products and services. The Charter Membership Program is designed to allow subscribers access to restricted areas on TMAN's Internet site through the use of a membership identification number. For the annual fee, members receive a package of benefits and the ability to receive discounts off merchandise that is purchased from the SuperMall, the e-commerce section of TMAN's website. The program will include access to the following: celebrity chat rooms; a video jukebox that airs sporting events from around the world; passes to live events; a global calendar displaying dates of sports, fitness, and health events; a personal web page; magazine subscriptions; a custom affinity web browser; t-shirts; vacation packages; discounts on virtual mall purchases; and a monthly newsletter. To date, no material revenue has been realized from our Charter Membership Program.

         ENTERTAINMENT AGENCY. TMAN will also provide customers the service of a virtual talent and casting agency. The agency will provide established and amateur actors access to information on the latest acting prospects, including opportunities to act as stunt people and body doubles for major stars. The online Entertainment Agency is intended to introduce action talent to producers and directors who will then use the individuals in film and television productions. The agency will generally charge a 15% agency fee for this service. To date, no material revenue has been realized from the Entertainment Agency portion of TMAN's business.

SUPPLIERS - INTERNET WEB SITE BUSINESS

         The majority of clothing, training equipment, safety gear, and related products sold to customers through TMAN's virtual shopping mall are manufactured in Asia. Management believes that, if for any reason it could not rely on, or retain the services of any of its current suppliers or manufacturers, other comparable suppliers and manufacturers would be readily available in the marketplace.

         In May 1999, TMAN opened a branch office in Bangkok, Thailand, one of the centers of the Asian retail market, to serve as TMAN's buying office for its virtual shopping mall. The Bangkok office allows direct participation in the Asian market as well as direct access to a range of products produced by a diversified-base of Asian manufacturers. TMAN's Bangkok presence allows TMAN to ship and distribute the majority of its merchandise, sold over the Internet via its virtual shopping mall, directly to customers. The elimination of a third-party distributor for these products gives TMAN a significant advantage over many U.S.-based retail companies, and allows TMAN to offer its merchandise at a more competitive price.

         In June 1999, TMAN established arrangements with two Thai manufacturers, Galar Design and Twins Special Company, to produce its own line of clothing, training equipment, and safety gear with the private label, TMAN America. TMAN expects to be able to produce this label in Thailand at relatively lower costs than domestically. However, there can be no assurance that TMAN will be successful in producing its private label at a lower cost than those of its competitors, nor can there be any assurance that the TMAN America label will be competitive with other more established and well-known brands. To date, no significant revenue has been generated through the private label sales.

         The majority of the books, music labels, and game titles purchased through TMAN's virtual bookstore are supplied by three U.S.-based companies, Amazon.com, Turtle Press and Creative Edge Software. TMAN has relationships with these and several other suppliers (including Amber Sporting Goods, Black and Blue Productions, Inc., Century Martial Arts, Magazine City, and Fogdog Sports, Inc.) to meet its demand for books, magazines, videos, clothing and accessories for boxing, kickboxing and other martial arts. Such arrangements tend to be in the form of informal e-mail communications between TMAN and the respective suppliers which set forth purchase price discounts and payment terms, as well as provide authority for TMAN to use product illustrations, supplier logos and the like on its website. Such arrangements generally are for indefinite ongoing periods, and do not include termination clauses. In the event that any of these sources became unavailable to TMAN, management is confident that comparable replacements could easily be obtained in the marketplace.

         In January 1999, TMAN's application to participate in the Amazon.com Associates program was approved. As an Amazon.com Associate, TMAN has agreed to display the Amazon.com logo on its web site in exchange for access to more than
4.7 million books, music CDs, videos, DVDs, and computer game titles, as well as Amazon.com's customer service facilities, including payment processing, ordering, shipping, order status reports, and returns. The Company does not pay any fee to be an Associate, rather it receives a 15% commission relating to any Amazon.com purchase initiated from a website owned by the Company. To date, the Company has not realized significant revenue from this arrangement. Consequently, management does not currently expect the arrangement to have a material affect on the Company's financial condition. There can be no assurance that TMAN will be able to continue its relationship with Amazon.com and the loss of such a prestigious and important contract could alter TMAN's ability to obtain and maintain customers.

MARKETS AND CUSTOMERS - INTERNET WEB SITE BUSINESS

         TMAN markets its products and services worldwide to men and women 18 to 49 years of age with interests in martial arts, extreme sports, health, fitness, and nutrition. TMAN's objectives are to increase customer traffic to the TMAN web site, build customer loyalty, encourage repeat purchases and develop incremental product and service revenue opportunities. TMAN is currently exploring a variety of media, business developmental and promotional methods to achieve these goals.

         TMAN is primarily focused on marketing its products and services on the World Wide Web. In May 1999, TMAN indexed its web site on more than 1,500 search engines in 37 countries and retained an Internet technology company to increase the frequency in which TMAN is accessed on keyword searches.

         As an added business strategy to increase access to markets, TMAN seeks to enter into business combinations and alliances that allow TMAN continued access to technological innovation and diversified products. Management believes that developments in the digital information superhighway and other technologies will give TMAN still greater access to customers.

         Management believes that TMAN's sponsorship of sporting events and participation in high-profile, non-profit fundraisers will increase its visibility in the market. TMAN intends to sponsor tournaments and sporting events in the United States to increase its visibility and participation in the martial arts and sports industries. Management believes that TMAN's participation in goodwill events and sponsorship of sporting events will increase the support it receives from the martial arts community and the public in general.

COMPETITION - INTERNET WEB SITE BUSINESS

         The online commerce market is rapidly evolving and intensely competitive. In addition, the retail clothing, book, music, and sports equipment industries are intensely competitive. TMAN competes globally with other retailers and distributors of the products sold on TMAN's web site.

         TMAN's strategy for market expansion includes using its growing presence on the Internet to procure business relationships with potential competitors whenever a compatible business interest can be identified. Nonetheless, there can be no assurance that TMAN will be able to come to such arrangements with competitors, nor that TMAN will be able to compete against other companies that may be better established, have broader public and industry recognition, have financial resources substantially greater than those of TMAN, or have distribution facilities better than those which now or in the foreseeable future will become available to TMAN.

SUBSEQUENT EVENTS

         On December 15, 2000, TMAN signed a Letter of Intent to acquire 100% of the outstanding shares of iDVDBOX, Inc. in exchange for 75% of TMAN's outstanding shares. Both firms completed necessary due diligence, however, due to changing market conditions the Letter of Intent expired. Presently, TMAN is contemplating selling all of its martial arts-related properties back to The Martial Arts Network in exchange for the cancellation of all remaining indebtedness to them and is currently pursuing other potential merger/acquisition partners. The sale of assets will be subject to any required shareholder approval.

EMPLOYEES

         As of December 31, 2000, TMAN employed one full-time employee.


ITEM 2.  DESCRIPTION OF PROPERTIES

         TMAN leases the following properties for its internet web site operations: 300 square feet for $700 per month for its executive offices at 1000 Universal Studios Plaza, Building 22A, Orlando, Florida 32819-7610 under a month-to-month lease; and 150 square feet for $220 per month at 919-459 Silom Road, Galleria Plaza, Bangkok, Thailand under a lease commencing November 18, 1999 and expiring November 17, 2000. TMAN also subleases 600 square feet for its customer service and storage facility at 11435A Palmetto Park Road, Boca Raton, Florida, on a month-to-month basis, for $1,000 per month from West Boca Karate, which is owned by Ron Tramontano, a director and the President of TMAN. Management believes that the terms and conditions of this lease are comparable or better than those that would have been obtained on an arms-length basis.

         FSG leased four office locations under various lease arrangements in Kentucky, Michigan, Hawaii, and Georgia. On January 27, 2000 all lease obligations were assumed by FSGH, the purchaser of FSG.

ITEM 3.  LEGAL PROCEEDINGS

         In July 1999, the Trustee in Bankruptcy ("Trustee") for Total World Telecommunications, Inc. ("Total World') filed a Complaint to Recover Fraudulent Transfer in the United States Bankruptcy Court for the Southern District of Florida against Financial Standards Group, Inc. ("FSG"), a wholly-owned subsidiary of TMANglobal.com, Inc., and the following three individuals who previously were officers of FSG, Jason L. Lents, Lori Carmichael and James M. Dorman. IN RE: TOTAL WORLD TELECOMMUNICATIONS, INC. LAWRENCE H. BLUM AS UNSECURED CREDITORS TRUSTEE V. FINANCIAL STANDARDS GROUP, INC. ET AL., Case No. 97-36030-BKC-SHF, Adv. 99-3153 (U.S.D.C. S.D. Fla. Bkrptcy, 1999). The Trustee alleged that Total World's transfer of the stock in FSG to the three individuals who were officers of FSG at the time for a $50,000 note within a year of the filing of Total World's involuntary bankruptcy was for insufficient consideration while Total World was insolvent, with the intent to hinder, delay, and defraud Total World's creditors, and therefore is a voidable fraudulent transfer under Federal and Florida bankruptcy law. The Trustee sought an Order declaring the transfer of the FSG stock to the three individuals to have been a violative fraudulent transfer, and further ordering FSG and the individuals to turn the FSG stock over to the Trustee, or alternatively awarding unspecified money damages. Any liability arising from Total World's transfer of the FSG stock to the three individuals has been assumed by FSGH which purchased FSG from TMANglobal.com, Inc. on January 27, 2000 pursuant to a Letter Agreement whereby FSGH purchased all FSG's assets, operations and liabilities. It is management's understanding that FSGH has reached a settlement with the Trustee in this matter. In the opinion of management, since these proceedings have been settled by third parties, they will not have any impact on TMAN's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On January 4, 1999, the Securities and Exchange Commission (the "SEC") approved amendments to National Association of Securities Dealers, Inc. Rules 6530 and 6540 to limit quotations on the OTC Bulletin Board to the securities of companies that make current filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. TMAN traded under the symbol "FSGI" from July 31, 1998 to January 13, 1999. From January 1999 TMAN traded on the Nasdaq OTC Bulletin Board under the symbol "CHOP" (and later, from November 1999, "CHOPE"). TMAN failed to meet the December 1, 1999 deadline for compliance with the new OTC Bulletin Board eligibility rules, and for a period of eleven months since that date, was no longer quoted on the OTC Bulletin Board but instead only in the "pink sheets". In November of 2000, the Registration Statement on Form 10-SB was reviewed and cleared by the SEC in order for TMAN to once again meet the requirements of the new eligibility rule. Once becoming eligible again, TMAN was allowed to re-enter trading on the OTC Bulletin Board after being cleared by the OTC Compliance Unit. The range of high and low bid information for TMAN's common stock for each full quarterly period during TMAN's last two fiscal years, is as follows:

                                    PERIOD              HIGH BID      LOW BID
                                    ------              --------      -------

FISCAL 1999                       1st quarter             $2.40        $0.44
                                  2nd quarter              3.50         0.75
                                  3rd quarter              2.00         0.625
                                  4th quarter              2.00         0.25

FISCAL 2000                       1st quarter              0.75         0.01
                                  2nd quarter              0.75         0.08
                                  3rd quarter              0.75         0.07
                                  4th quarter              0.30         0.05
FISCAL 2001 (THROUGH 12/31/00)    1st quarter              0.05         0.03125
------------

         Quotations, through December 31, 1999, were obtained from the Nasdaq OTC Bulletin Board quarterly quote summaries, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Quotes subsequent to December 31, 1999 were obtained from the FinancialWeb.com, Inc. As of December 31, 2000, the closing bid price for TMAN's common stock was $.05. As of the same date, there were approximately 56 holders of record of TMAN's common stock. Management believes that there are approximately 300 beneficial owners of TMAN common stock. As of the date hereof, TMAN Common Stock trades on the NASDAQ OTC Bulletin Board.

         TMAN has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. TMAN intends to use any earnings, which it may generate to finance the growth of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

         The audit report of the Company's independent certified public accountant relating to the fiscal year ended September 30, 2000 has been prepared assuming that the Company will continue as a going concern. The Company experienced a net loss of $434,473 during the year ended September 30, 2000, and had negative cash flows from operations for the year ended September 30, 2000. Moreover, management expects that the Company will continue to experience losses during the current fiscal year. The Company has developed a "viable plan" to continue as a going concern, dependent on the Company obtaining additional capital. The Company has received commitments for loans of up to $100,000 from its majority shareholders and officers to meet its working capital needs; and the Company intends to attempt to raise additional capital in a private equity placement in the 2001 calendar year. There can be no assurance that the Company's efforts will be successful. Additional information about the plan can be found on page 8 under "Financial Condition".

         On January 27, 2000, TMAN sold FSG, its accounting and financial services subsidiary to FSGH, an unaffiliated, independent party that did not have a material relationship with TMAN, any affiliate of TMAN, any director or officer of TMAN or any associate of any officer or director of TMAN. Due to the fact that operations have been discontinued, FSG's statement of assets, operating results, and financial condition are reflected as discontinued operations in all periods of TMAN's financial statements.

SUBSEQUENT EVENTS

         On December 15, 2000, TMAN signed a Letter of Intent to acquire 100% of the outstanding shares of iDVDBOX, Inc. in exchange for 75% of TMAN's outstanding shares. Both firms completed necessary due diligence, however, due to changing market conditions the Letter of Intent expired. Presently, TMAN is contemplating selling all of its martial arts-related properties back to The Martial Arts Network in exchange for the cancellation of all remaining indebtedness to them and is currently pursuing other potential merger/acquisition partners. The sale of assets will be subject to any required shareholder approval.

FINANCIAL CONDITION

As of September 30, 2000, the Company's cash balance was $16,431 and total assets, including promissory notes from FSGH, was $74,548. Operating activities during the twelve-month period ended September 30, 2000 accounted for the use of $534,715, as compared to $373,570 used in twelve-month period ended September 30, 1999. The Company expects that its working capital resources and the cash flow that it expects to receive from operations will not be sufficient to fund its working capital needs during the twelve months following the date hereof. While previously the Company was able to use funds available under the Credit Agreement discussed below, the sale of FSG eliminated the Credit Agreement as a source of funds after the sale of FSG on January 27, 2000, and there can be no assurance that the Company's capital resources will now be adequate. During the twelve month period ended September 30, 2000, the Company realized a net loss of $434,473. As of that same date, the Company's cash balance was $16,431. The Company expects to continue to operate at a loss through the fiscal year ended September 30, 2001. The ability of the Company to fund its working capital needs during the next twelve months will largely be dependent on its ability to obtain additional debt and equity financing. The Company has developed a "viable plan" to continue as a going concern, dependent on the Company obtaining additional capital. The Company has received commitments for loans of up to $100,000 from its majority shareholders and officers to meet its working capital needs. As a result of the sale of the FSG subsidiary, the Company's losses have decreased dramatically. The majority of losses in the previous fiscal year could be directly attributed to the FSG credit union accounting operation. The Company's current burn rate is now less than $10,000 per month. The Company intends to continue to seek out and evaluate new opportunities to acquire private firms and to co-venture with strategic partners whose joint revenues will then contribute to the bottom line of the Company. The Company also intends to attempt to raise additional capital in a private equity placement later in early 2001. There can be no assurance that the Company's efforts will be successful. If available, such financing would likely result in substantial dilution to the existing shareholders of the Company.



ITEM 7.  FINANCIAL STATEMENTS

         See the accompanying financial statements commencing with the Index to the Financial Statements on page F-1.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of TMAN are:

         NAME                 AGE                    TITLE
         ----                 ---                    -----

Tony Interdonato               41           Chairman and Chief Executive Officer
Ron J. Tramontano              52           President and Director

         TMAN's articles of incorporation provide that the Board of Directors shall consist of not less than one, nor more than seven directors, each of which shall be elected annually. Currently the Board of Directors consists of Tony Interdonato and Ron Tramontano, both of whom were elected in January 1999 and re-elected January 2000 and January 2001.

         TONY INTERDONATO. Mr. Interdonato has been President and Chief Operating Officer of TMAN's parent, The Martial Arts Network, Inc. since October 1994. Mr. Interdonato became Chairman and Chief Executive Officer of TMAN on January 1, 1999. From May 1999 to January 2000, Mr. Interdonato was Chief Executive Officer of FSG. From August 1996 to June 1997, Mr. Interdonato oversaw the creation and production of an international business television program (WORLD BUSINESS REVIEW, for which former Secretary of Defense Caspar Weinberger acts as the on-the-air host) as Senior Vice President and General Manager of Multi-Media Productions. From June 1994 to May 1996, Mr. Interdonato was the President of Direct Image, Inc., a multimedia advertising agency. From June 1995 to August 1996, he also served as Vice President of Business Development/Strategic Planning and Head of Corporate Communications/Public Relations at Five Star Productions USA. Mr. Interdonato was Senior Producer and Vice President of Media Relations at WJMK-TV from October 1993 to June 1995.

         RON TRAMONTANO. Mr. Tramontano has been Chairman and Founder of The Martial Arts Network, Inc. since October 1994. Mr. Tramontano became a Director and President of TMANglobal.com in January 1999. Mr. Tramontano is also Chief Instructor of the West Boca Karate Center, which he opened in 1986. Prior to opening West Boca Karate Center, Mr. Tramontano was employed by Teltec Communications and New York Telephone for more than eighteen years where he engineered and monitored the first microwave transmission stations to be used at that time in the Northeast, including the installation of CNN's video transmitter/receiver at One World Trade Center in New York City. Mr. Tramontano graduated from Metropolitan Collegiate Institute with a degree in Electronics in June 1985.

         There are no material proceedings to which any director, officer or affiliate of TMAN, any beneficial owner of more than five percent of TMAN common stock, or any associate of any such director, officer, affiliate of TMAN or security holder is a party adverse to TMAN or any of its subsidiaries or has a material interest adverse to TMAN or any of its subsidiaries. To date, the directors, officers, and beneficial shareholders have not complied with the requirements of Section 16(a) of the Exchange Act. Although TMAN's registration statement was declared effective in November 2000, these individuals have not filed Form 3 with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the aggregate cash compensation paid for services rendered to TMAN during the last three years by each person serving as TMAN's chief executive officer during the last fiscal year. None of TMAN's most highly compensated executive officers serving as such at the end of the year ended September 30, 2000 had compensation in excess of $100,000.

                                                                               LONG-TERM COMPENSATION
                                                                        -----------------------------------
                                         ANNUAL COMPENSATION                    AWARDS             PAYOUTS
                            ------------------------------------------  ------------------------  ---------
                                                                                     SECURITIES
                                                          OTHER          RESTRICTED  UNDERLYING
       NAME AND                                           ANNUAL           STOCK      OPTIONS/       LTIP        ALL OTHER
  PRINCIPAL POSITION(1)     YEAR  SALARY($)  BONUS($)  COMPENSATION($)    AWARDS($)    SARS(#)    PAYOUTS($)  COMPENSATION($)
--------------------------  ----  ---------  --------  ---------------  -----------  -----------  ----------  ---------------

Tony Interdonato, Chief     2000    25,000       -         23,000(1)          -          -            -             -
Executive Officer           1999    60,000       -             -              -      1,000,000        -             -

Jason L. Lents,             1999       -         -          6,250(2)          -          -            -             -
President                   1998    90,000       -             -           286,000       -            -             -
                            1997    90,000       -             -              -          -            -             -

(1) In an attempt to conserve working capital, the officers agreed to only receive half of their agreed upon salaries and defer the rest until such time as the Company was more solvent and able to pay them the full amount promised.
(2) Jason L. Lents was appointed director of FSGI Corporation and president of FSG in August 1997. Mr. Lents ran the operations of FSG and FSGI Corporation, including the duties traditionally assigned to the chief executive officer from August 1997 to the time it was acquired on January 1, 1999, at which time Mr. Interdonato was appointed chief executive officer of FSGI Corporation's successor company TMAN. Mr. Lents continued as the president of FSG until May 1, 1999 at which time Mr. Interdonato became Chief Executive Officer of FSG and Michael Santone became interim President of FSG. Mr. Lents continued to work as a consultant for FSG from May 1, 1999 until September 30, 1999 for which he received a total of $6,250. See "Consulting Agreements".

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth the options to purchase shares of common stock and SARs granted by TMAN to its named executive officers in the fiscal year ended September 30, 1999.

                                # OF SECURITIES       % OF TOTAL
                                  UNDERLYING         OPTIONS/SARS      EXERCISE OR
           NAME AND              OPTIONS/SARS        EMPLOYEES IN      BASE PRICE
       PRINCIPAL POSITION         GRANTED(#)          FISCAL YEAR        ($/SH)        EXPIRATION DATE
       ------------------         ----------          -----------        ------        ---------------
Tony Interdonato,                 1,000,000             33.33%            $1.00           1/12/2002
Chief Executive Officer

Jason L. Lents,                       -                   -                 -                 -
President

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         No options to purchase common stock were exercised by any executive officer during the year ended September 30, 2000.

DIRECTOR AND OFFICER COMPENSATION

         TMAN does not generally compensate directors for the activities they perform in their capacity as director. In January 2000, the Board of Directors voted to continue paying a fixed based salary through January 2001 to TMAN's two principal officers as follows: $4,000 per month ($48,000 per year) to Tony Interdonato, Chairman and Chief Executive Officer; and $4,000 per month ($48,000 per year) to Ron Tramontano, President and a Director. As of August 2000, the Board of Directors resolved to reduce each officer's compensation by half and defer the rest on an accrual basis until the Company is successful in raising additional funds.

CONSULTING AGREEMENTS

         Jason L. Lents, a former director of FSGI Corporation and the former president of FSG, provided consulting services to FSG between May 1, 1999 and September 30, 1999 at a rate of $1,250 per month. This consulting agreement expired on its terms on September 30, 1999.

         In August 2000, TMAN entered into a consulting agreement with OceanCrest Merchants Group, to provide the Company with assistance in finding it additional financing and a potential merger/acquisition partner.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2000 with respect to the beneficial ownership of the outstanding shares of TMAN's common stock by
(1) each person known by TMAN to be the "beneficial owner" of more than 5% of the common stock; (2) each director of TMAN; (3) each Named Executive Officer; and (4) all directors and executive officers as a group. On December 31, 2000 there were 6,214,553 shares of common stock issues and outstanding.

NAME AND ADDRESS                                                 NUMBER OF SHARES            % OF COMMON STOCK
OF BENEFICIAL OWNER (1)                   TITLE OF CLASS        BENEFICIALLY OWNED        BENEFICIALLY OWNED (2)
---------------------------------------  ------------------  --------------------------  --------------------------
The Martial Arts Network, Inc.             Common Stock            4,000,000 (3)                  43.4%
1000 Universal Studios Plaza #22A
Orlando, Florida 32819-7610

Tony Interdonato                           Common Stock            5,000,000 (4)                   54.3%
c/o TMANglobal.com, Inc.
1000 Universal Studios Plaza #22A
Orlando, Florida 32819-7610

Ron J. Tramontano                          Common Stock            5,005,000 (5)                   54.3%
c/o TMANglobal.com, Inc.
1000 Universal Studios Plaza #22A
Orlando, Florida 32819-7610

All directors and officers as
a group (2 persons)                        Common Stock            6,005,000 (6)                   65.2%
                                                                                                   =====
-------------------

(1) Unless noted, all of such shares of common stock are owned as of December 31, 2000 by each person or entity named as beneficial owner and such person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them.
(2) As to each person or entity named as beneficial owner, such person's or entity's percentage of ownership is determined by assuming that any options held by such person or entity which are exercisable or convertible within 60 days from the date hereof have been exercised or converted, as the case may be, making the percentages calculable on a fully-diluted basis.
(3) Includes 1,000,000 shares of common stock issuable pursuant to options granted in January 1999 and exercisable through January 2002.
(4) Represents 1,000,000 shares of common stock issuable to Mr. Interdonato pursuant to options granted in January 1999 and exercisable through January 2002; the 3,000,000 shares of common stock beneficially owned by The Martial Arts Network, Inc; and the 1,000,000 shares of common stock issuable to The Martial Arts Network, Inc. pursuant to options granted to it in January 1999 and exercisable through January 2002. Mr. Interdonato is considered a beneficial owner of the interest in TMAN held by The Martial Arts Network, Inc. given his direct interest in The Martial Arts Network, Inc. and his position as President and Chief Operating Officer of The Martial Arts Network, Inc.
(5) Includes, 1,000,000 shares of common stock issuable pursuant to options granted to Mr. Tramontano in January 1999 and exercisable through January 2002; 5,000 shares of common stock purchased by Mr. Tramontano in the open market; the 3,000,000 shares of common stock beneficially owned through The Martial Arts Network, Inc; and the 1,000,000 shares of common stock issuable to The Martial Arts Network, Inc. pursuant to options granted to it in January 1999 and exercisable through January 2002. Mr. Tramontano is considered a beneficial owner of the interest in TMAN held by The Martial Arts Network, Inc. given his direct interest in The Martial Arts Network, Inc. and his position as Chairman and Founder of The Martial Arts Network, Inc.
(6) Represents 2,000,000 shares of common stock issuable to the two individual directors and officers pursuant to options granted in January 1999 and exercisable through January 2002; 5,000 shares of common stock purchased by Mr. Tramontano in the open market; the 3,000,000 shares of common stock beneficially owned through The Martial Arts Network, Inc; and the 1,000,000 shares of common stock issuable to The Martial Arts Network, Inc. pursuant to options granted to it in January 1999 and exercisable through January 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no transactions between TMAN and any director, executive officer, or beneficial owner in excess of $60,000 during the year ended September 30, 2000.

         On January 4, 2000, the Board of Directors voted to lower the exercise price on options held by SBZ Investments Subtrust and Fly Yellow Investments, LTD., representing 300,000 shares of Common stock, from $1.00 down to $.10, in order to inject some working capital into the Company. On January 5, 2000 Subscription Agreements were executed by the two trusts referenced above and $15,000 was paid to the Company as a deposit on the exercise fee with the remaining $15,000 pledged to be paid in the future, subject to certain conditions including the filing of the firm's 15 (c) 211 once its Form 10-SB comments were cleared by the SEC. An addendum, dated March 3, 2000, revised and clarified the terms of the original agreement, including a provision for the infusion of $50,000 in additional monies and the subsequent cancellation of the Agreement (as well as forfeiture of the $65,000 and all 300,000 issued option shares) if certain conditions were not met by the trusts within a specified period of time - 90 days after the Company resumed trading on the OTC Bulletin Board or February 15, 2001.

         On August 1, 2000, TMAN borrowed $50,000 from CRC Partners LTD., in exchange for a one year Promissory Note plus 100,000 shares of restricted common stock, payable according to the following terms: if on the due date of the note, the price of the common stock of the Company was trading at $2.00 or higher in a liquid market, than the 100,000 restricted shares previously issued would be payment in full; if the shares were trading between $.10 and $2.00 then the $50,000 principal would be repaid with no interest; and if the shares were trading below $.10 - then 10% interest would be charged on the principal payback. In all cases the 100,000 restricted shares would be owned by the partnership. A partner in CRC Partners, LTD. is also a principal in OceanCrest Merchant Group (see below).

         Also in August 2000, TMAN engaged OceanCrest Merchant Group as a consultant, for a one-year term, to assist it in finding a potential merger/acquisition partner. OceanCrest received a warrant to purchase up to 500,000 shares of restricted common stock, expiring 8/30/04, as payment for their services. Elliot Lowenstern, a principal in OceanCrest Merchant Group is also a partner in CRC Partners, LTD.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

       EXHIBIT NO.                        DESCRIPTION
       -----------                        -----------

           2.1 Agreement and Plan of Merger dated December 21, 1998 between FSGI Corporation and The Martial Arts Network On-Line, Inc. (1)
           3.1            Articles of Incorporation and amendment thereto (1)
           3.2            Bylaws (1)
           4.1            Certificate for shares of common stock (1)
           10.1           Consulting Agreement dated March 9, 1999 between K. M.
                          Ward Inc. and TMAN (1)
           10.2 Consulting Agreement dated March 17, 1999 between VistaQuest, Inc. and TMAN (1)
           10.3 General Agreement dated April 29, 1999 between Elliott, Lane & Assoc., Inc. and TMAN (1)
           10.4 Purchase Contract dated November 13, 1998 between Bonnie Davis and FSGI Corporation (1)
--------------
(1) Previously included as an exhibit to the Registrant's Form 10-SB filed October 13, 1999, and incorporated herein by reference.

No reports on Form 8-K have been filed.


                                    PART F/S

         See pages F-1 through F-14 hereinbelow.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.


Dated: February 28, 2001                   TMANGLOBAL.COM, INC.


                                       By: /s/ Tony Interdonato
                                           -----------------------------------
                                           Tony Interdonato
                                           Chairman and Chief Executive Officer



                                       By: /s/ Ron J. Tramontano
                                           -----------------------------------
                                           Ron J. Tramontano
                                           President

                       TMANGLOBAL.COM, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                TABLE OF CONTENTS
                                -----------------






Independent Auditor's Report..................................................1


Consolidated Financial Statements:

       Consolidated Balance Sheets as of September 30, 2000 and 1999........2-3

        Consolidated Statements of Operations for the years ended
            September 30, 2000 and 1999.......................................4

       Consolidated Statements of Changes in Stockholders' Equity (Deficit)
            for the years ended September 30, 2000 and 1999...................5

       Consolidated Statements of Cash Flows for the years ended
            September 30, 2000 and 1999.......................................6


Notes to Consolidated Financial Statements.................................7-14

                       DASZKAL BOLTON MANELA DEVLIN & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

      2401 N.W. BOCA RATON BOULEVARD, SUITE 100 BOCA RATON, FLORIDA 33431
                  TELEPHONE (561) 367-1040 FAX (561) 750-3236

JEFFREY A. BOLTON, CPA, P.A.                    MEMBER OF THE AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                   OF CERTIFIED PUBLIC ACCOUNTANTS
ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN, CPA, P.A.
MICHAEL S. KRIDEL, CPA, P.A.


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Board of Directors and Stockholders
TMANglobal.com, Inc. and subsidiary
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of TMANglobal.com, Inc. and subsidiary, as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMANglobal.com, Inc. and subsidiary, as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced a loss from operations in 2000 and 1999 and had negative cash flows from operations for the years ended September 30, 2000 and 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       /s/ Daszkal, Bolton, Manela, Devlin & Co.


Boca Raton, Florida
January 31, 2001

TMANGLOBAL.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999
================================================================================

                                                              SEPTEMBER 30,
                                                         -----------------------
                                                           2000          1999
                                                         ---------     ---------

Current assets:
    Cash                                                 $ 16,431      $ 47,470
    Accounts receivable                                       182        87,310
    Current maturities of notes receivable                 55,186             -
    Prepaid and other assets                                  866        20,365
                                                         ---------     ---------
        Total current assets                               72,665       155,145
                                                         ---------     ---------

Property and equipment, net                                 1,883        29,845
                                                         ---------     ---------

Other assets:
    Goodwill, net                                               -       103,000
    Client list, net                                            -        66,000
                                                         ---------     ---------
        Total other assets                                      -       169,000
                                                         ---------     ---------

        Total assets                                     $ 74,548      $353,990
                                                         =========     =========




          See accompanying notes to consolidated financial statements.


TMANGLOBAL.COM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
YEARS ENDING SEPTEMBER 30, 2000 AND 1999
==================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                                                              SEPTEMBER 30,
                                                      ----------------------------
                                                         2000             1999
                                                      ------------    ------------
Current liabilities:
    Accounts payable                                  $   129,673     $   172,273
    Accrued expenses                                       64,113          11,825
    Checks outstanding in excess of bank balances               -           8,592
    Current maturities of long-term debt                        -          74,449
    Loans payable - other                                 115,620               -
    Loans payable - related party                           5,647              62
                                                      ------------    ------------
        Total current liabilities                         315,053         267,201
                                                      ------------    ------------

Long-term debt                                                  -          36,571
                                                      ------------    ------------

        Total liabilities                                 315,053         303,772
                                                      ------------    ------------

Equity subject to potential redemption                     30,000               -
                                                      ------------    ------------

Stockholders' equity (deficit):
    Common stock, $0.0001 par value;
      20,000,000 shares authorized;
      6,212,554 and 5,897,554 shares issued
      and outstanding at September 30, 2000
      and 1999, respectively                                  621             590
    Subscriptions receivable                              (15,000)              -
    Additional paid-in capital                          3,364,394       3,235,675
    Accumulated deficit                                (3,620,520)     (3,186,047)
                                                      ------------    ------------
        Total stockholders' equity (deficit)             (270,505)         50,218
                                                      ------------    ------------

        Total liabilities and stockholders' equity    $    74,548     $   353,990
                                                      ============    ============


          See accompanying notes to consolidated financial statements.


TMANGLOBAL.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDING SEPTEMBER 30, 2000 AND 1999
===================================================================================

                                                         YEARS ENDING SEPTEMBER 30,
                                                       ----------------------------
                                                          2000             1999
                                                       ------------    ------------
Revenues earned                                        $    26,599     $    12,144

Cost of revenues                                            17,342           8,003
                                                       ------------    ------------

Gross profit                                                 9,257           4,141
                                                       ------------    ------------

Operating expense:
    General and administrative expense                     534,715         373,570
                                                       ------------    ------------

Loss from operations                                      (525,458)       (369,429)
                                                       ------------    ------------

Other income (expense):
    Interest expense                                       (15,859)              -
    Interest income                                          5,882               -
                                                       ------------    ------------
           Total other income (expense)                     (9,977)              -
                                                       ------------    ------------

Loss from continuing operations                           (535,435)       (369,429)
                                                       ------------    ------------

Discontinued operations (See Note 4)
    Loss from operations of discontinued subsidiary       (113,980)     (2,807,406)
    Gain from disposal of subsidiary                       214,942               -
                                                       ------------    ------------

Net loss                                               $  (434,473)    $(3,176,835)
                                                       ============    ============


Net loss per share (basic & diluted)                   $     (0.07)    $     (0.62)
                                                       ============    ============

Weighted average common shares outstanding               6,103,691       5,115,053
                                                       ============    ============



          See accompanying notes to consolidated financial statements.

TMANGLOBAL.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDING SEPTEMBER 30, 2000 AND 1999
===============================================================================================================================
                                           NUMBER                                    ADDITIONAL
                                             OF          COMMON       SUBSCRIPTION     PAID-IN      ACCUMULATED
                                           SHARES        STOCK         RECEIVABLE      CAPITAL        DEFICIT          TOTAL
                                         -----------   ------------   ------------   ------------   ------------   ------------
Balance, September 30, 1998               3,000,000    $       300    $         -    $      (200)   $    (9,212)   $    (9,112)

Acquisition of assets of FSGI Corp.       2,542,833            254        (50,000)     2,876,871              -      2,827,125

Issuance of common stock                    440,387             44              -        330,246              -        330,290

Issuance of stock for services              100,000             10              -        122,490              -        122,500

Retirement of common stock                 (185,666)           (18)        50,000        (49,982)             -              -

Issuance costs                                    -              -              -        (43,750)             -        (43,750)

Net loss - September 30, 1999                     -              -              -              -     (3,176,835)    (3,176,835)
                                         -----------   ------------   ------------   ------------   ------------   ------------

Balance, September 30, 1999               5,897,554            590              -      3,235,675     (3,186,047)        50,218

Issuance of common stock                    300,000             30        (15,000)        29,970              -         15,000

Equity subject to potential redemption            -              -              -        (30,000)             -        (30,000)

Issuance of stock for services               15,000              1              -          3,749              -          3,750

Fasb 123 - stock option valuation                 -              -              -        125,000              -        125,000

Net loss - September 30, 2000                     -              -              -              -       (434,473)      (434,473)
                                         -----------   ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2000               6,212,554    $       621    $   (15,000)   $ 3,364,394    $(3,620,520)   $  (270,505)
                                         ===========   ============   ============   ============   ============   ============



          See accompanying notes to consolidated financial statements.


TMANGLOBAL.COM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDING SEPTEMBER 30, 2000 AND 1999
==================================================================================

                                                        YEARS ENDING SEPTEMBER 30,
                                                      ----------------------------
                                                          2000             1999
                                                      ------------    ------------
Cash flows from operating activities:
    Net loss                                          $  (434,473)    $(3,176,835)
    Adjustments to reconcile net loss to cash
      used in operating activities:
       Depreciation and amortization                       71,360         164,122
       Allowance for doubtful accounts                     23,201               -
       Common stock issued for services                     3,750         122,500
       Fasb 123 - stock option valuation                  125,000               -
       Goodwill impairment                                      -       2,525,715
       Gain on disposal of subsidiary                    (214,942)              -
    Changes in assets and liabilities, net effects
      of acquisitions:
       (Increase) decrease in:
           Accounts receivable                             17,558         (28,759)
           Prepaid and other assets                        15,442          (6,890)
       Increase (decrease) in:
           Accounts payable                               137,332         108,112
           Accrued expenses                                73,438         (23,439)
                                                      ------------    ------------
Net cash used in operating activities                    (182,334)       (315,474)
                                                      ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                          -         (12,917)
    Cash used in disposal                                 (14,458)              -
    Cash acquired in acquisition                                -          (2,437)
                                                      ------------    ------------
Net cash used in investing activities                     (14,458)        (15,354)
                                                      ------------    ------------

Cash flows from financing activities:
    Checks outstanding in excess of bank balance           (8,592)          8,577
    Proceeds from issuance of common stock, net            15,000         286,540
    Proceeds from long term debt                          135,620          68,000
    Payments on long term debt                            (15,354)        (25,784)
    Subscriptions receivable                                    -          50,000
    Payments on notes receivable                           33,494               -
    Loan payable - related party                            5,585          (9,035)
                                                      ------------    ------------
Net cash provided by financing activities                 165,753         378,298
                                                      ------------    ------------

Net increase (decrease) in cash                           (31,039)         47,470

Cash, beginning of year                                    47,470               -
                                                      ------------    ------------

Cash, end of year                                     $    16,431     $    47,470
                                                      ============    ============


          See accompanying notes to consolidated financial statements.

TMANGLOBAL.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
-------------------------------------------------

TMANglobal.com, Inc., ("the Company") was formed on December 21, 1998, resulting from a merger between The Martial Arts Network On-line, Inc. (a development stage company, TMANO) and FSGI Corporation (FSGI). TMANglobal.com, Inc., is located at Universal Studios in Orlando, Florida.

TMANO was incorporated on May 23, 1996, in the State of Florida as the Martial Arts Network, Inc. The Company then underwent a name change to The Martial Arts Network Online, Inc. on June 1, 1997. From its inception, through the date of the reverse merger (December 21, 1998) TMANO was in the development stage and engaged primarily in the business of developing its on-line web site. Consequently, TMANO had no significant revenue and has been dependent upon the receipt of capital investment or other financing to fund its continuing operations. Subsequent to September 30, 2000 the Company signed a letter of intent to merge with iDVDBox, Inc. in exchange for 75% of the issued and outstanding common stock of the Company. As part of the agreement The Martial Arts Network, Inc. (an affiliated company) will purchase for $1.00 the martial arts related assets of the Company.

FSGI was incorporated on May 15, 1997, in the State of Florida. FSGI through its wholly owned subsidiary Financial Standards Group, Inc. (FSG, Inc.), provides auditing and accounting services to assist credit unions and their supervisory committees in performing comprehensive internal and regulatory compliance audits in satisfaction of their statutory requirements. Financial Standards Group, Inc., had operations in Georgia, Florida, Kentucky, Michigan, Mississippi, Louisiana, California, and Hawaii. FSG, Inc. was sold on January 27, 2000 and is reflected as a discontinued operation. See Note 4.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of September 30, 2000 and 1999, the Company had no cash equivalents.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are stated at cost and are being depreciated using the straight-line and accelerated methods over the estimated useful lives of two to seven years. Leasehold improvements are stated at cost and are being amortized over the lesser of the term of the lease or the estimated useful life of the asset. Amortization is included in depreciation expense.

REVENUE RECOGNITION
-------------------

Revenue is recognized when products are shipped to customers.

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of TMANglobal.com, Inc. and its wholly-owned subsidiary, Financial Standards Group, Inc., at September 30, 2000 and 1999. All intercompany accounts and transactions have been eliminated in consolidation.

The financial statements as presented, reflect the reverse acquisition of the Martial Arts Network On-Line, Inc., for the year ended September 30, 2000, and FSG, Inc., from the date of acquisition, January 1, 1999 to its date of sale, January 27, 2000. FSG, Inc. is reflected as a discontinued operation. See Note 4.

TMANGLOBAL.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

BASIC LOSS PER SHARE
--------------------

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.

DILUTED LOSS PER SHARE
----------------------

Fully diluted loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding if all stock options were exercised.

ADVERTISING
-----------

Advertising costs are expensed when incurred. The advertising cost incurred for the period ended September 30, 2000 and 1999, was $4,888 and $30,400, respectively.

AMORTIZATION OF GOODWILL
------------------------

Goodwill represents the amount of which the purchase price of businesses acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting.

The excess of the fair value of the net assets of FSGI Corporation acquired by the reverse acquisition was $2,767,069 and was recorded as goodwill. Goodwill was being amortized on a straight-line method over 15 years. The accumulated amortization of the excess fair value of net assets of the Company acquired over cost is $138,353 at September 30, 1999. The Company disposed of the Financial Standards Group, Inc. and consequently reduced the goodwill to zero at September 30, 1999.

STOCK-BASED COMPENSATION
------------------------

The Company accounts for stock-based compensation issued to employees in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, expense is based on the difference, if any, on the date of grant, between the fair value of common stock and the exercise price. Stock issued to non-employees has been accounted for in accordance with SFAS No. 123 and valued using the Black-Scholes option-pricing model.


NOTE 3 - ACQUISITIONS
---------------------

On December 21, 1998, FSGI Corporation acquired all of the outstanding common stock of TMAN Online, for accounting purposes the transaction was effective on January 1, 1999. As consideration, FSGI Corporation issued an aggregate of three million shares of common stock and an option to purchase up to one million additional shares at a purchase price of $1.00 per share. The Martial Arts Network, Inc. (parent of TMANglobal.com, Inc.) now has controlling interest in the new corporation formed.

The acquisition was recorded using the purchase method of accounting. The results of operations since the date of acquisition, January 1, 1999, for accounting purposes, are included in the consolidated statements of operations at September 30, 1999. Goodwill of $2,767,069 was recorded in this transaction and is being amortized over 15 years using the straight-line method.

TMANGLOBAL.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 3 - ACQUISITIONS, CONTINUED
--------------------------------

The following summarizes the fair value of the assets acquired and liabilities assumed of FSGI Corporation:

          Cash                                           $  (2,437)
          Accounts receivable                               58,551
          Subscriptions receivable                          50,000
          Prepaid expenses                                  13,475
          Property and equipment                            38,767
          Client list                                       78,000
          Accounts payable                                 (64,161)
          Accrued expenses                                 (35,264)
          Notes payable                                    (76,875)
                                                         ----------
                 Net assets                              $  60,056
                                                         ==========


NOTE 4 - DISCONTINUED OPERATIONS
--------------------------------

On January 27, 2000, the Company sold its wholly-owned subsidiary, Financial Standards Group, Inc. to an unrelated party, FSG Holdings LLC (FSGH). Under the terms of the sales agreement, the Company received $88,680 in the form of three promissory notes receivable, due in June 2000, January 2001 and January 2002, which were paid according to schedule. In addition, FSGH assumed all outstanding receivables and payables and the balance due of $36,571 on a promissory note created by FSG, Inc., currently held by Total World Telecom, Inc. (TWT) - former parent company of FSG, Inc. The Company also issued a warrant certificate to FSGH for 100,000 shares of restricted common stock, with an exercisable price of $1.00 per share and a two (2) year term.

Revenues for the subsidiary FSG, Inc., from the date of acquisition (January 1, 1999) to September 30, 1999 were $1,344,785. Revenues for the period October 1, 1999 to date of sale (January 27, 2000) were $394,915.


NOTE 5 - GOODWILL IMPAIRMENT
----------------------------

Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company evaluated the recoverability of the long-lived assets, primarily goodwill recorded in the acquisition with FSGI Corporation. Consequently, the Company recorded a non-cash charge of $2,525,715 or $0.42 per share of common stock, adjusting the carrying value of the goodwill to its estimated fair value of $103,000. Yearly amortization for such goodwill was $138,353. This non-cash charge is reflected as part of the loss from operations of discontinued subsidiary, along with the revenues, cost of revenues and related general, administrative and other expenses.


NOTE 6 - PROPERTY AND EQUIPMENT
-------------------------------

The Company acquired computer equipment as part of the reverse acquisition with FSGI Corporation on January 1, 1999. The Company's property and equipment consisted of the following at September 30, 2000:

Depreciation expense for the year ended September 30, 2000 was $-0-.

          Computer equipment                                   $ 1,883
          Less:  accumulated depreciation                            -
                                                               --------
               Property and equipment, net                     $ 1,883
                                                               ========

TMANGLOBAL.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 7 - LOANS PAYABLE
----------------------

Tmanglobal.com, Inc. has two loans payable to outside parties totaling $115,620 at September 30, 2000. The Company has recorded interest payable of 100,000 shares at $0.1562 per share due at September 30, 2000. Both loans are short term in nature.

Long term debt of FSG, Inc. has been assumed by FSGH, LLC as part of the sale on January 27, 2000.


NOTE 8 - OPERATING LEASES
-------------------------

The Company leases its facilities in Florida under an operating lease payable in monthly installments. Other operating leases include equipment. Total lease expense for the years ended September 30, 2000 and 1999 was $34,196 and $40,138, respectively.


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Supplemental cash flow information for the years ended September 30, 2000 and 1999 is as follows:

                                                   2000           1999
                                                ----------    ----------
Additional cash payment information:
     Interest paid                              $     239     $   7,053
                                                ==========    ==========
     Income taxes                               $       -     $       -
                                                ==========    ==========



NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

LITIGATION
----------

The Company is a party to legal proceedings with TWT, Inc., former parent of FSG, Inc., in connection with TWT, Inc.'s bankruptcy. A $50,000 note payable was recorded in relation to the transfer of TWT's common stock in FSGI Corp. to three officers. The balance on the note as of September 30, 1999, is $36,571 and was assumed by FSGH as part of the terms of the sale on January 27,2000 (see
Note 4).


NOTE 11 - STOCKHOLDERS' EQUITY
------------------------------

During the year ended September 30, 2000, the Company issued its common stock for cash and in exchange for services as follows:

(a) The Company issued 15,000 shares of common stock at $0.25 per share for services rendered.

(b) On February 1, 2000, an option for the purchase of 300,000 shares of the Company's common stock at $0.10 per share was exercised. Cash received was $15,000 and subscription receivable was $15,000.

TMANGLOBAL.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 11 - STOCKHOLDERS' EQUITY, CONTINUED
-----------------------------------------

During the year ended September 30, 1999, the Company issued its common stock for cash and in exchange for services as follows:

         (a) In January 1999, as a result of the reverse acquisition, The Martial Arts Network, Inc. (TMAN) was issued three million of the common shares of FSGI Corporation, which resulted in TMAN obtaining the controlling interest in FSGI Corporation.

         (b) The Company issued 440,387 shares of common stock during the year ended September 30, 1999. The net amount obtained from the issuance of these common shares, after offering costs, was $286,540. The Company also retired 185,666 shares of common stock during the same period.

         (c) The Company issued 50,000 shares of common stock at $1.57 per share in April 1999 and 50,000 shares of common stock at $0.88 per share in August 1999 for services relating to mergers, acquisitions and other corporate developments.


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

The carrying value of cash, accounts receivable, accounts payable, long term debt and loans to stockholders and affiliates approximates fair value because of their short maturities.


NOTE 13 - RELATED PARTY TRANSACTIONS
------------------------------------

At September 30, 2000, the Company had an outstanding payable to related parties in the amount of $5,647. The transactions are summarized as follows:

         Balance at September 30, 1998                $ (9,097)
         Advances during the year                        9,159
                                                      ---------
         Balance at September 30, 1999                      62
         Advances during the year                        5,585
                                                      ---------
         Balance at September 30, 2000                $  5,647
                                                      =========


The Company rents office space in Boca Raton, Florida from a stockholder/officer at $1,000 per month. Rent expense for the period ended September 30, 2000 was $1,000. This office was closed after the first month in the fiscal year.


NOTE 14 - INCOME TAXES
----------------------

As of September 30, 2000, TMANglobal.com, Inc. had an unused net operating loss carry forward of $813,326 available for use on its future corporate federal income tax returns. This amount includes the net operating losses of TMANO, from the date of inception. Since FSG, Inc. was sold on January 27, 2000, the net operating losses were transferred to the new owners and are not included in the calculation below. The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. The tax amounts have been calculated using the 34% federal and 6% state income tax rates.

TMANGLOBAL.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 14 - INCOME TAXES, CONTINUED
---------------------------------

                                                         2000           1999
                                                     ------------   ------------

          Taxes currently payable                    $         -    $         -
          Deferred income tax benefit                    325,245        151,456
          Change in beginning valuation allowance       (325,245)      (151,456)
                                                     ------------   ------------
          Provision (benefit) for income taxes       $         -    $         -
                                                     ============   ============



The components of deferred tax assets were as follows at September 30, 2000 and 1999:

                                                      2000           1999
                                                  ------------   ------------
     Deferred tax assets:
       Net operating loss carryforward            $   325,245    $   151,456

     Net deferred tax asset                           325,245        151,456
                                                  ------------   ------------
     Valuation allowance:
       Beginning of year                             (151,456)        (3,685)
       Increase (decrease) during the year            173,789        147,771
                                                  ------------   ------------
       Ending balance                                (325,245)      (151,456)
                                                  ------------   ------------

     Net deferred taxes                           $         -    $         -
                                                  ============   ============



The Company's unused net operating loss carryover as of September 30, 2000, is summarized below:

                 YEAR LOSS ORIGINATED              YEAR EXPIRING      AMOUNT
          ---------------------------------------  -------------  --------------

          September 30, 1997                           2012        $   8,185
          September 30, 1998                           2013            1,027
          September 30, 1999                           2014          369,641
          September 30, 2000                           2015          434,473
                                                                   ----------
               Total available net operating loss                  $ 813,326
                                                                   ==========


The availability of these loss carryforwards is subject to IRS regulations concerning changes in ownership (see Note 16).


NOTE 15 - STOCK OPTIONS AND WARRANTS
------------------------------------

As of September 30, 2000, options to purchase 600,000 shares of the Company's common stock at an average price per share of $0.25 have been granted to certain consultants and FSGH, LLC.

The Company has elected to account for the stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation expense has been recognized on the stock options.

          Risk-free interest rate                               6%
          Expected life (years)                                 4
          Expected volatility                                 2.521
          Expected dividends                                   None

TMANGLOBAL.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 15 -  STOCK OPTIONS AND WARRANTS, CONTINUED
------------------------------------------------

A summary of options during the years ended September 30, 2000 is shown below:

                                                           NUMBER OF   WEIGHTED-AVERAGE
                                                            SHARES      EXERCISE PRICE
                                                        --------------  --------------
          Outstanding at September 30, 1999               4,350,000     $     0.99
          Granted                                           600,000           0.25
          Exercised                                               -              -
          Forfeited                                               -              -
                                                        --------------  --------------
          Outstanding at September 30, 2000               4,950,000     $     0.90
                                                        ==============  ==============
          Exercisable at September 30, 2000               4,950,000
                                                        ==============
          Available for issuance at September 30, 2000    8,837,446
                                                        ==============

NOTE 16 - SUBSEQUENT EVENTS
---------------------------

In December 2000 the Company signed a letter of intent to acquire 100% of the outstanding common stock of iDVDBox, Inc. for 75% of the outstanding common stock of the Company. Under the terms of the agreement the Company will sell the TMANglobal.com name, logo, website and all other martial arts related assets to The Martial Arts Network, an affiliated company through common management. On January 12, 2001 the Company ceased all internet operations and suspended all activity on its e-commerce website in addition to terminating all employees as of January 31, 2001. Also, on January 12, 2001 the Company reduced the exercise price for all outstanding stock options to $0.01.


NOTE 17 - MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS
-------------------------------------------------------------

As shown in the accompanying financial statements, the Company incurred a net loss of $434,473 during the year ended September 30, 2000. The ability of the Company to continue as a going concern is dependent on returning to profitable operations and obtaining additional equity and/or debt financing. The Company has developed a plan to obtain additional capital. The Company intends to attempt to raise additional capital in a private equity placement later in the 2001 calendar year. There can be no assurance that the Company's efforts will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's e-commerce segment incurred a net loss of $434,473 for the year ended September 30, 2000. Management plans to raise equity and financing through acquisitions and mergers. The Company has signed a letter of intent to acquire 100% of iDVDBox, Inc. in exchange for 75% of the outstanding stock of the Company.

The Company's accounting services segment, Financial Standards Group, Inc. incurred a net operating loss of $113,980 for the year ended September 30, 1999. In January 2000, the Company sold FSG, Inc. for $88,680.

No estimate has been made should management's plan be unsuccessful.

TMANGLOBAL.COM, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 18 - INDUSTRY SEGMENT INFORMATION
--------------------------------------

The Company does not have any significant industry segments. All revenues were derived from its e-commerce activities and there were no significant revenues from the Charter Membership Program or Entertainment Agency.


NOTE 19 - RECLASSIFICATIONS
---------------------------

Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the reported income.