Form 10QSB
period 2000-12-31
TMANGLOBAL COM INC
filed 2001-03-12
CIK 1096275

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 12, 2001


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2000
                                                 -----------------

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 9, 2001: 6,214,553

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              TMANglobal.com, Inc.


                                                                            PAGE
                                                                            ----


Part I. - Financial Information


Item 1.  Condensed Financial Statements:


         Condensed Balance Sheet (Unaudited) as of December 31, 2000

         Condensed Statements of Operations (Unaudited) for the three months ended December 31, 2000 and 1999

         Condensed Statements of Cash Flows (Unaudited) for the three months ended December 31, 2000 and 1999

         Notes to Condensed Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Signatures

TMANGLOBAL.COM, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
DECEMBER 31, 2000
================================================================================
                                     ASSETS
                                     ------

                                                               DECEMBER 31, 2000
                                                               -----------------

Current assets:
    Cash                                                            $       200
    Accounts receivable, net                                                974
    Current maturity of notes receivable                                 45,613
    Prepaids and other current assets                                     1,393
                                                                    ------------
       Total current assets                                              48,180
                                                                    ------------

Property and equipment, net                                               1,883
                                                                    ------------

       Total assets                                                 $    50,063
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
    Bank overdraft                                                  $       533
    Accounts payable                                                    150,275
    Accrued expenses                                                     80,542
    Due to stockholders                                                   4,147
    Loans payable - other                                               115,620
                                                                    ------------
       Total current liabilities                                        351,117
                                                                    ------------

Equity subject to redemption                                             30,000
                                                                    ------------

Stockholder's deficit:
    Common stock, $0.0001 par value; 20,000,000 shares
      authorized; 6,214,553 shares issued and outstanding                   621
    Additional paid-in capital                                        3,364,394
    Subscriptions receivable                                            (15,000)
    Accumulated deficit                                              (3,681,069)
                                                                    ------------
       Total stockholders' deficit                                     (331,054)
                                                                    ------------

       Total liabilities and stockholders' deficit                  $    50,063
                                                                    ============

           See accompanying notes to condensed financial statements.

TMANGLOBAL.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
===================================================================================
                                                            THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                           2000            1999
                                                        ------------   ------------
Revenue                                                 $     7,579    $     9,018

Cost of sales                                                 4,810          5,688
                                                        ------------   ------------

Gross profit                                                  2,769          3,330
                                                        ------------   ------------

General and administrative expenses                          64,846        132,988
                                                        ------------   ------------

Loss from operations                                        (62,077)      (129,658)
                                                        ------------   ------------

Interest income (expense)                                     1,527            (63)
                                                        ------------   ------------

Discontinued operations:
    Loss from operations of discontinued subsidiary               -        (61,358)

Net loss                                                $   (60,550)   $  (191,079)
                                                        ============   ============


Loss per share - basic and diluted                      $     (0.01)   $     (0.03)
                                                        ============   ============

Weighted average number of shares - basic and diluted     6,214,553      5,897,554
                                                        ============   ============

           See accompanying notes to condensed financial statements.

TMANGLOBAL.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
================================================================================
                                                            THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                           2000            1999
                                                          ---------    ---------

Net cash used in operating activities                     $(24,837)    $(30,207)
                                                          ---------    ---------

Cash flows from investing activities:
    Loan receivable - related party                              -       (8,147)
    Payments on loans receivable                             9,573            -
                                                          ---------    ---------
Net cash provided (used) by investing activities             9,573       (8,147)
                                                          ---------    ---------

Cash flows from financing activities:
    Loan payable - related party                            (1,500)       7,447
    Payments on long term debt                                   -       (8,316)
    Checks outstanding in excess of bank balance               533            -
                                                          ---------    ---------
Net cash used by financing activities                         (967)        (869)
                                                          ---------    ---------

Net decrease in cash                                       (16,231)     (39,223)
                                                          ---------    ---------

Cash at beginning of period                                 16,431       47,470
                                                          ---------    ---------

Cash at end of period                                     $    200     $  8,247
                                                          =========    =========

           See accompanying notes to condensed financial statements.

TMANGLOBAL.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements of TMANglobal.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended September 30, 2000. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended September 30, 2000, found in the Company's Annual Report.


NOTE 2 - SUBSEQUENT EVENTS
--------------------------

In December 2000 the Company had signed a letter of intent to acquire 100% of the outstanding common stock of iDVDBox, Inc. for 75% of the outstanding common stock of the Company. Under the terms of the agreement the Company would sell the TMANglobal.com name, logo, website and all other martial arts related assets to The Martial Arts Network, an affiliated company through common management. This letter of intent has since then expired. On January 12, 2001 the Company ceased substantially all Internet operations and suspended all activity on its e-commerce website in addition to terminating all employees as of January 31, 2001.

On January 12, 2001 the Company reduced the exercise price for all outstanding stock options to $0.01.


NOTE 3 - MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS
------------------------------------------------------------

As shown in the accompanying financial statements, the Company incurred a net loss of $60,550 during the three months ended December 31, 2000. The ability of the Company to continue as a going concern is dependent on returning to profitable operations and obtaining additional equity and/or debt financing. The Company has developed a plan to obtain additional capital. The Company intends to attempt to raise additional capital in a private equity placement later in the 2001 calendar year. There can be no assurance that the Company's efforts will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

The Company's e-commerce segment incurred a net loss of $60,550 for the three months ended December 31, 2000. Management plans to raise equity and financing through acquisitions and mergers.

The Company's accounting services segment, Financial Standards Group, Inc. (FSG) incurred a net operating loss of $61,358 for the three months ended December 31, 1999. In January 2000, the Company sold FSG for $88,680.

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

TMAN offered goods and services to the martial arts, extreme sports, and health and fitness markets, through its presence on the World Wide Web. TMAN also provided credit unions with comprehensive and internal regulatory compliance audit services, and related internal auditing, accounting and managerial advisory services, through its wholly-owned subsidiary, Financial Standards Group, Inc. ("FSG") until FSG's sale on January 27, 2000. TMAN traded on the Nasdaq OTC Bulletin Board under the symbol "CHOP". From November 1999, TMAN traded under the symbol "CHOPE" until it was delisted on December 1, 1999 for failure to comply with the Bulletin Board's revised eligibility rules. TMAN was reinstated for trading on the OTC Bulletin Board in November 2000. TMAN's principal executive offices are at 1000 Universal Studios Plaza, Building 22A, Orlando, Florida 32819-7610. Its telephone number is (407) 370-4460.

TMAN experienced a net loss of $434,473 during the year ended September 30, 2000, and a net loss of $60,550 for the three months ended December 31, 2000, and had negative cash flows from operations for the year ended September 30, 2000 and the three months ended December 31, 2000. Moreover, management expects that TMAN will continue to experience losses during the current fiscal year. TMAN has developed a viable plan to continue as a going concern, dependent on TMAN obtaining additional capital. TMAN has received commitments for loans of up to $100,000 from its majority shareholders, officers, and other investors to meet its working capital needs; and TMAN intends to attempt to raise additional capital in a private equity placement later in the 2001 calendar year. There can be no assurance that TMAN's efforts will be successful.

RESULTS OF OPERATIONS - THREE-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999

During the three-month period ended December 31, 2000, TMAN's revenues were $7,579 compared to $9,018 for the similar period in 1999. This small decrease was attributable to the e-commerce sales beginning to decrease as it became more difficult to resolve shipping problems from sales generated off of the website. Cost of sales were $4,810 for the three-month period ended December 31, 2000, compared to $5,688 for the three-month period ended December 31, 1999, a decrease of $878. When TMAN shuts down its product 'SuperMall' (the e-commerce component of its business), revenues and costs reflected in the TMAN's future financial statements will be substantially affected. The SuperMall has been temporarily offline for product re-tooling since January 12, 2001, but is now scheduled to close permanently on March 31, 2001.

General and administrative expenses for the three-month period ended December 31, 2000 were $64,846 compared to $132,988 for the three-month period ended December 31, 1999. The difference is a result of the Company spending less on its overhead, including executive salaries. The Company also realized a $62,077 loss for the three-month period ended December 31, 2000 from operations of its discontinued subsidiary, FSG. As a result, the Company generated a net loss of $ (60,550) or ($ .01 per share) during the three-month period ended December 31, 2000 compared to a net loss of $ (191,079) or ($ .03 per share) for the similar period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As a result of continuing losses, the Company has been unable to fund its cash flow needs through cash generated by its operations. Contributing to this situation is the cyclical nature of the business, as well as the expenses normally related to the start-up and running of an Internet operation and the general climate in the marketplace towards dot.com companies. The Company's liquidity shortfalls form operations during the three months ended December 31, 2000 have been funded through several transactions with principal shareholders and others, as well as the periodic suspension of compensation to its officers. The Company intends to continue to seek alternative means of financing to enable it to continue as an on-going concern, although there is no guarantee that it will be successful in finding additional funds to continue present operations.

As of December 31, 2000, the Company's cash balance was $200 and total assets, including promissory notes from FSGH, was $50,063. Operating activities during the three-month period ended December 31, 2000 accounted for the use of $24,837, as compared to $30,207 used in three-month period ended December 31, 1999. The Company expects that its working capital resources and the cash flow that it expects to receive from operations will not be sufficient to fund its working capital needs during the twelve months following the date hereof. During the three-month period ended December 31, 2000, the Company realized a net loss of $60,550. As of that same date, the Company's cash balance was $200. The Company expects to continue to operate at a loss through the fiscal year ended September 30, 2001. The ability of the Company to fund its working capital needs during the next twelve months will largely be dependent on its ability to obtain additional debt and equity financing. The Company has developed a viable plan to continue as a going concern, dependent on the Company obtaining additional capital. The Company has received commitments for loans of up to $100,000 from its majority shareholders and officers to meet its working capital needs; and the Company intends to attempt to raise additional capital in a private equity placement later in the 2001 calendar year. There can be no assurance that the Company's efforts will be successful. If available, such financing would likely result in substantial dilution to the existing shareholders of the Company.

SUBSEQUENT EVENTS

On December 15, 2000, TMAN signed a Letter of Intent to acquire 100% of the outstanding shares of iDVDBOX, Inc. in exchange for 75% of TMAN's outstanding shares. Both firms completed necessary due diligence, however, due to changing market conditions the Letter of Intent expired. Presently, TMAN is contemplating selling all of its martial arts-related properties back to The Martial Arts Network in exchange for the cancellation of all remaining indebtedness to them and is currently pursuing other potential merger/acquisition partners. The sale of assets will be subject to any required shareholder approval. On January 12, 2001, TMAN ceased all Internet operations and suspended all activity on its SuperMall. The SuperMall is now scheduled to close permanently on March 31, 2001. In addition, TMAN terminated all employees as of January 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMANglobal.com, Inc.


                                               By:/s/ Tony Interdonato
                                                  --------------------
                                                  Tony Interdonato
                                                  Chief Executive Officer



Date: March 12, 2001