Form 10QSB
period 2001-03-31
TMANGLOBAL COM INC
filed 2001-05-31
CIK 1096275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission File Number 0-27631

                              TMANGLOBAL.COM, INC.
                       (Name of registrant in its charter)


             FLORIDA                                     65-0782227
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

               10693 ANNA MARIE DRIVE, GLEN ALLEN, VIRGINIA 23060
                                 (804) 290-0803
          (Address and telephone number of principal executive offices)

                       ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES [ ]                               NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 25, 2001, the Registrant had outstanding 6,372,553 shares of Common Stock, par value $.0001 per share.

                              TMANGLOBAL.COM, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - TMANGLOBAL.COM, INC. (UNAUDITED)           1

         CONDENSED CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2001 AND       2
         MARCH 31, 2000

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - THREE MONTHS    3
         ENDED MARCH 31, 2001 AND MARCH 31, 2000

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS      4
         ENDED MARCH 31, 2001 AND MARCH 31, 2000

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              5-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS     8-12
            AND FINANCIAL CONDITION


PART II. OTHER INFORMATION                                                 12

ITEM 1.  LEGAL PROCEEDINGS                                                 12

ITEM 4.  SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS                  12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  12-13


SIGNATURES                                                                 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - TMANGLOBAL.COM, INC. (UNAUDITED)

                              TMANGLOBAL.COM, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2001


                                     ASSETS
                                     ------

                                                                      MARCH 31,
                                                                        2001
                                                                    ------------

Property and equipment, net                                         $     1,883
                                                                    ------------

         Total assets                                               $     1,883
                                                                    ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
         Bank overdraft                                             $        63
         Accounts payable                                                    25
         Accrued expenses                                                 6,700
         Notes payable - stockholders                                    79,000
         Notes payable - other                                          250,759
              Total current liabilities                                 336,547
                                                                    ------------

Equity subject to redemption                                             30,000
                                                                    ------------

Stockholders' deficit:
         Common stock, $0.0001 par value; 20,000,000                        909
            shares authorized; 9,086,053 shares issued and
            outstanding
         Additional paid-in capital                                   3,530,946
         Subscriptions receivable                                       (15,000)
         Accumulated deficit                                         (3,881,519)
                                                                    ------------
              Total stockholders' deficit                              (364,664)
                                                                    ------------

              Total liabilities and stockholders deficit            $     1,883
                                                                    ============

           -See accompanying notes to condensed financial statements-

                                      TMANGLOBAL.COM, INC.
                                    CONDENSED BALANCE SHEET
                                          (UNAUDITED)
               FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                          Three Months Ended            Six Months Ended
                                               March 31                      March 31
                                          2001           2000           2001           2000
                                      ------------   ------------   ------------   ------------
Revenue                               $       606    $     8,166    $     8,185    $    15,745

Cost of sales                                 889          5,784          5,699         10,594
                                      ------------   ------------   ------------   ------------

Gross profit                                 (283)         2,382          2,486          5,151

General and administrative expenses       105,980        145,203        170,826        208,522
                                      ------------   ------------   ------------   ------------

Loss from operations                     (106,263)      (142,821)      (168,340)      (203,371)

Interest expense                          (94,186)             -        (92,659)             -

Discontinued operations:
     Gain on disposal of subsidiary             -              -              -        168,891
     Loss from operations of
       discontinued subsidiary                  -              -              -        (49,929)
                                      ------------   ------------   ------------   ------------

Net Loss                              $  (200,449)   $  (142,821)   $  (260,999)   $   (84,409)
                                      ============   ============   ============   ============

Loss per share - basic and diluted    $     (0.03)   $     (0.02)   $     (0.03)   $     (0.01)
                                      ============   ============   ============   ============

Weighted average number of shares -
basic and diluted                       7,650,303      5,995,915      7,649,304      5,995,915
                                      ============   ============   ============   ============

                   -See accompanying notes to condensed financial statements-

                                               3

                              TMANGLOBAL.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000


                                                           SIX MONTHS ENDED
                                                               MARCH 31,
                                                           2000          2001
                                                        ----------    ----------

Net cash used in operating activities                   $(121,631)    $ (48,831)

Cash flows from investing activities:
         Cash used in disposal                            (14,458)
         Loan receivable - related party                     (700)
         Payments on loans receivable                      16,167             -
Net cash provided (used) by investing activities
                                                           16,167       (15,158)

Cash flows from financing activities:
         Proceeds from convertible
          common stock                                     90,000        45,000
         Loan payable - related party                      (1,500)       (5,309)
         Payments on long term debt                             -       (15,354)
         Checks outstanding in excess of bank
           balance                                            533        (7,818)
Net cash used by financing activities                      89,033        16,539
                                                        ----------    ----------

Net decrease in cash                                      (16,431)      (47,470)
                                                        ----------    ----------

Cash at beginning of period                                16,431        47,470
                                                        ----------    ----------

Cash at end of period                                   $       -     $       -
                                                        ==========    ==========

           -See accompanying notes to condensed financial statements-

                              TMANGLOBAL.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of TMANglobal.com, Inc., a Floirda corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended September 30, 2000. Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

         It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended September 30, 2000, found in the Company's Form 10-KSB.

NOTE 2 - DISCONTINUANCE OF OPERATIONS

         During the quarter ended March 31, 2001, the Company has terminated all of its operations. Currently, the Company maintains no operations, employs no part-time or full time employees and engages in no promotional or sales activities. As of the same date, the Company has no source of revenue or income. However, the Company has costs associated with its continued existence as an Exchange Act reporting company. In addition, (1) the Company's officers and directors resigned, (2) new directors were appointed to the Board of Directors, and (3) a new president and chief executive officer was appointed by the Board of Directors. (Also see Note 5).

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                              TMANGLOBAL.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and are being depreciated using the straight-line and accelerated methods over the estimated useful lives of two to seven years.

BASIC LOSS PER SHARE

         Basic loss per share is computed by dividing the net loss by the weighted average number of shares of a common stock outstanding during the year. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of March 31, 2001, the Company had no cash equivalents.

NOTE 4 - SUBSEQUENT EVENTS

         During the second quarter ended March 31, 2001, the Company issued $139,759 of convertible notes in settlement of accounts payable, accrued expenses and due to stockholders. In addition, an additional $90,000 of convertible notes were issued for cash. A summary of the convertible notes is as follows:

         Due to stockholders, interest rate of 10%, due
           January 31, 2003, convertible into common
           stock at $.03 per share                                  $    79,000

         Due to unrelated parties, interest rate of 12%,
           due on demand, convertible into common
           stock at $.01 per share                                       60,000

         Due to unrelated parties, interest rate of 12%,
           due on demand, convertible into common
           stock at $.03 per share                                       42,759

         Due to unrelated parties, interest rate of 10%,
           due January and February, 2002, convertible
            into common stock at $.01 per share                          30,000

         Due to unrelated parties, interest rate of 0%,
           due February 28, 2002,  convertible into common
           stock at $.03 per share                                       18,000
                                                                    ------------
                                                                    $   229,759

                              TMANGLOBAL.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Certain of the above issuances were considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price. Accordingly, the beneficial conversion feature was valued separately and the intrinsic value, essentially interest, was recorded as a charge to operations in the amount of $90,000 with a corresponding credit to additional paid-in capital.

         In addition, the Company assigned the balance of the FSGH promissory note receivable in payment of incurred legal services.

         In January 2001, the Company reduced the option price on its outstanding options to $.01 per share while reducing the number of options outstanding among its option holders. In addition, the expiration date of the options was changed to January 31, 2001. Accordingly, 3,048,500 shares of common stock were issued to option holders who elected to exercise. Because the exercise price was less than the quoted market price, $60,970 was charged to operations during the quarter ended March 31, 2001 relating to this price difference.

NOTE 5 - MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

         As shown in the accompanying financial statements, the Company incurred a net loss of $260,999 during the six months ended March 31, 2001. In addition, the Company does not expect to generate any working capital or cash flow sufficient to fund its future business activities, if any. The ability of the Company to continue as a going concern is dependent on (1) the Company's ability to develop a sustainable alternative business model to replace the current one, and (2) the Company's ability to obtain additional financing to fund such alternative business model. There can be no assurance that the Company's efforts to find such alternative model will be successful nor can there be any assurance that such model will be economically viable. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations and financial condition of TMANglobal.com, Inc. should be read in conjunction with the information contained in the consolidated financial statements and notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB filing for the year ended September 30, 2000.

FORWARD LOOKING INFORMATION

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

OVERVIEW

         TMANglobal.com, Inc. ("TMAN" or the "Company"), a corporation formed under the laws of the State of Florida, is the result of a merger between FSGI Corporation and The Martial Arts Network On-Line, Inc. ("TMAN On-Line") on December 21, 1998 (for accounting purposes the transaction was effective on January 1, 1999). In the fall of 1998, management of TMAN On-Line decided to expand the Company's business model to capitalize on then emerging e-commerce over the Internet.

         In accordance with the original business model underlying the Company's operations, TMAN marketed a compilation of products and services through its Internet Web site. The Company's marketing activities included: (1) e-commerce operations through which the Company offered goods and services to the martial arts, extreme sports, and health and fitness markets through the Company's presence and activities on the World Wide Web, (2) charter membership program through which program the Company offered its members a variety of Internet based services, including virtual chat rooms, passes to live sports and entertainment events, etc., and (3) an entertainment segment wherein the Company provided its customers with access to information on talent and casting opportunities. In addition to its e-commerce segment, the original business model also included an accounting services segment which services were provided through TMAN's wholly-owned subsidiary, Financial Standards Group, Inc. ("FSG").

FSG provided credit unions with comprehensive and internal regulatory compliance audit services, and related internal auditing, accounting and managerial advisory services. After incurring substantial losses with this segment of its business, the Company determined to sell FSG to a non-affiliated party for $88,680. The sale occurred on January 27, 2000.

         The Company traded on the OTC Bulletin Board under the symbol "CHOP." >From November 1999, the Company's trading symbol was modified to include "E" fifth character identifier indicating that the Company was not current in its required SEC filings. Subsequently, on December 1, 1999, the Company's securities were de-listed from the OTC Bulletin Board for TMAN's inability to comply with the OTC Bulletin Board's revised eligibility rules. The Company's securities were reinstated for trading on the OTC Bulletin Board in November 2000 and again de-listed on February 24, 2001 for TMAN's failure to file its 1st quarter 10-QSB statement in a timely fashion. The Company's management intends to re-apply for listing on the OTC Bulletin Board once the Company is current with its public filings required under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         On March 14, 2001, in connection with the most recent capital investment into the Company, the following changes occurred: (1) the Company's officers and directors resigned, (2) new directors were appointed to the Board of Directors, and (3) new officers were appointed. More specifically, the change in the Company's management team included appointment of a new President, Chief Executive Officer and Secretary, and two new directors. The Company's new executive offices are located at 10693 Anna Marie Drive, Glen Allen, Virginia 23060; its new telephone number is (804) 290-0803. The Company provided detailed description of this change in its Current Report on Form 8-K filed on March 27, 2001.

         The Company experienced a net loss of $434,473 during the year ended September 30, 2000, and a net loss of $260,999 for the six months ended March 31, 2001, and had negative cash flows from operations for the year ended September 30, 2000 and the six months ended March 31, 2001. In order to fund its capital needs, the Company has received $90,000 from the issuance of convertible promissory notes to its majority shareholders, officers, and other investors to partially offset its loss from operations. The Company's management expects that the Company will continue to experience losses from discontinued operations during the current fiscal year.

         On January 12, 2001 the Company ceased substantially all of its Internet operations and suspended all activities of its e-commerce segment in addition to terminating all employees as of January 31, 2001. The SuperMall, an e-commerce segment of the Company's business that allowed the Company's customers to place order for TMAN's products via World Wide Web (the "SuperMall"), has been permanently shut down since January 31, 2001. Currently, the Company maintains no operations, employs no part-time or full-time employees and engages in no promotional or sales activities. As of the same date, the Company has no source of revenue or income. However, the Company continues to incur expenses associated with its continued existence as an Exchange Act reporting company. There is no assurance that the Company will be able to meet these maintenance expenses or to maintain its reporting status under the Exchange Act. Further, there can be no assurance that the Company will be able to secure requisite financing to meet these expenses, or, if available, such financing would be obtained on terms favorable to the Company.

RESULTS OF OPERATIONS - THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

         During the three-month period ended March 31, 2001, the Company's revenues were $606 as compared to $8,166 for the similar period in 2000. This decrease was directly attributable to the Company's decision to permanently shut down its SuperMall on January 31, 2001. Cost of sales were $889 for the three-month period ended March 31, 2001, compared to $5,784 for the three-month period ended March 31, 2000, a decrease of $4,895.

         General and administrative expenses for the three-month period ended March 31, 2001 were $105,980 compared to $145,203 for the three-month period ended March 31, 2000. This decrease was directly related to the management's determination to significantly reduce the Company's overhead and administrative expenses, including reduction of executive salaries. The Company suffered a net loss of $200,449 or $.03 per share during the three-month period ended March 31, 2001 compared to a net loss of $142,821 or $.02 per share for the similar period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents as of March 31, 2001 were $0. Operating activities during the three-month period ended March 31, 2001 accounted for the use of $96,794, as compared to $18,624 used in three-month period ended March 31, 2000. The Company has been unable to fund its cash flow needs on an on-going basis as TMAN has effectively ceased all of its operations as of January 12, 2001. As of March 31, 2001 the Company's only assets were its property and equipment, in the net amount of $1,883. The Company's liquidity shortfalls from operations during the three months ended March 31, 2001 have been funded through several transactions with principal shareholders and others, as well as the periodic suspension of compensation to its officers.

         As the Company terminated all of its operations, the Company does not expect to generate any working capital or cash flow sufficient to fund its future business activities, if any, during the twelve months following the date hereof. During the three-month period ended March 31, 2001, the Company realized a net loss of $200,449. The Company expects to continue to sustain losses from discontinued operations through the fiscal year ended September 30, 2001. The ability of the Company to fund its future business activities, if any, during the next twelve months will largely be dependent on both (1) the Company's ability to develop a sustainable alternative business model to replace the current one, and (2) the Company's ability to obtain additional financing to fund such alternative business model. There is no assurance that the management of the Company will be able to design such alternative model. There is also no assurance that such model will be economically viable should management design such a plan in the near future.

SUBSEQUENT EVENTS

         On January 12, 2001, the TMAN Board of Directors voted to close the Bangkok office and terminate all the Company's employees as of January 31, 2001. The Company's Bangkok office was opened in May 1999 with the intent to gain a direct access to the Asian market manufacturers and to ship and distribute the majority of its merchandise, sold over the Internet via SuperMall, directly to customers. As of March 31, 2001, the SuperMall is permanently closed. TMAN's Board of Directors also proposed to work with the Company's existing creditors to satisfy the Company's debts by converting the Company's current debt into equity, including converting the back salaries of its principals into convertible promissory notes. In addition, to simplify TMAN's capital structure and to protect potential investors/acquirers, on January 19, 2001, TMAN's Board of Directors voted to reduce the exercise price on all outstanding options and warrants from $1.00 per share to $.01 per share, which reflected the market price per share at that time.

         From January 24, 2001 to February 12, 2001, the Company issued five convertible promissory notes, totaling $30,000. On March 6, 2001, TMAN took steps to satisfy one of its largest liabilities (in excess of $100,000), owed to its then prior counsel, De Martino Finkelstein Rosen & Virga ("DFRV"), for services rendered. Specifically, TMAN paid thirty thousand dollars ($30,000) to DFRV, assigned the FSGH promissory note to DFRV, and issued a 12% Convertible Demand Promissory Note to DFRV in the amount of $42,758.68.

         On March 12, 2001, Bodo, LLC, a Virginia limited liability company agreed to make a capital investment in the Company in the amount of $60,000. Bodo, LLC and the Company executed a Subscription Agreement ("Agreement"), pursuant to which Agreement, Bodo, LLC agreed to purchase a 3 year 12% Convertible Promissory Note in the principal amount of US $60,000 issued by the Company to Bodo, LLC. The built-in conversion feature contemplates conversion, at the option of Bodo, LLC into shares of common stock of the Company at a conversion price of $.01 per common share.

         On March 12, 2001, Mr. Tony Interdonato resigned as a director of the Company. On March 13, 2001, the Board of Directors of the Company (the "Board") consisting of one director, Ron Tramontano, appointed Robert J. Carlin and Mohamed Kashoggi as the Board's two new directors. Simultaneously with appointment of the two new directors, Mr. Tramontano resigned as a director of the Company. On March 13, 2001 the Board accepted the resignations of Mr. Interdonato as Chief Executive Officer of the Company and of Mr. Tramontano as President of the Company. Following these resignations, the Board appointed Robert J. Carlin as President, Chief Executive Officer, and Secretary of the Company.

         Also, on March 12, 2001, The Martial Arts Network, Inc., the Company's parent, Messrs. Tramontano and Interdonato (the "Shareholders") entered into an Agreement to Prevent Resale and Irrevocable Proxy Coupled with an Interest ("Proxy Agreement") with Robert J. Carlin, pursuant to which Proxy Agreement the Shareholders agreed, INTER ALIA, to irrevocably appoint Robert J. Carlin a proxy to vote all of the shares of common stock of the Company held by the Shareholders in the name, place and stead of the Shareholders at any annual, special or other shareholders meeting.

         As of March 31, 2001, TMAN has sold all of its martial arts-related properties back to The Martial Arts Network, Inc. in exchange for the cancellation of all remaining indebtedness to the parent company.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         TMANglobal.com is party to various legal proceedings arising in the ordinary course of business. The Company believes there is no proceeding, either threatened or pending, against it that could result in a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

Exhibit
Number            Title of Exhibit
------            ----------------

2                 Subscription Agreement (a Form of the Convertible Promissory
                  Note is attached as Exhibit thereto) by and between Bodo, LLC and the Company dated March 12, 2001.

4 Irrevocable Proxy and Agreement to Prevent Resale by and between Bodo, LLC and the Company dated February 28, 2001.

(b)      REPORTS ON FORM 8-K.

1. A Current Report on Form 8-K was filed on March 27, 2001 (Items 1 and 4 reported) detailing certain transactions undertaken by the Company, including: (1) terms and provisions of the capital investment in the Company by Bodo, LLC, a Virginia limited liability company, (2) changes in the composition of the Board of Directors of the Company, (3) Irrevocable Proxy and Agreement to Prevent Resale entered into by certain shareholders of the Company and Robert J. Carlin, and (4) dismissal of the Company's previous accountants, Daszkal Bolton Manela Devlin & Company.

2. An Amended Current Report on Form 8-K/A was filed on April 4, 2001 which report contained a letter from the Company's previous accountants, Daszkal Bolton Manela Devlin & Company, attesting to the fact that their dismissal was not the result of any disagreements with the Company's management.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TMANglobal.com, Inc.

                                              By:  /s/ Robert J. Carlin
                                              ----------------------------------
                                              Robert J. Carlin,
                                              President, Chief Executive Officer


Date: May 30, 2001