Form 10QSB
period 2001-06-30
TMANGLOBAL COM INC
filed 2001-08-14
CIK 1096275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ___

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

As of August 10, 2001, the Registrant had 9,086,053 outstanding shares of Common Stock, par value $.0001 per share.

                              TMANGLOBAL.COM, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION                                                 1

ITEM 1.  FINANCIAL STATEMENTS - TMANGLOBAL.COM, INC. (UNAUDITED)               1

         CONDENSED BALANCE SHEETS (UNAUDITED) AT JUNE 30, 2001                 2

         CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE          3
         MONTHS ENDED JUNE 30, 2001 AND 2000, AND FOR THE NINE MONTHS
         ENDED JUNE 30, 2001 AND 2000

         CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS    4
         ENDED JUNE 30, 2001 AND 2000

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                5-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS      8-10
         AND FINANCIAL CONDITION

PART II.  OTHER INFORMATION                                                   10

ITEM 1.   LEGAL PROCEEDINGS                                                   10

ITEM 4.   SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS                    10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    10

SIGNATURES                                                                    11

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS - TMANGLOBAL.COM, INC. (UNAUDITED)

                              TMANGLOBAL.COM, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 2001


                                     ASSETS
                                     ------


                                                                   JUNE 30, 2001
                                                                    ------------

Cash                                                                $     4,304
                                                                    ------------

         Total assets                                               $     4,304
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
         Bank overdraft                                             $        63
         Accounts payable                                                 5,590
         Accrued expenses                                                14,985
         Notes payable - stockholders                                    79,000
         Notes payable - other                                          250,759
         Officer Loans                                                    5,084
              Total current liabilities                                 355,481
                                                                    ------------

Equity subject to redemption                                             30,000
                                                                    ------------

Stockholders' deficit:
         Common stock, $0.0001 par value; 20,000,000                        909
            shares authorized; 9,086,053 shares issued and
            outstanding
         Additional paid-in capital                                   3,530,946
         Subscriptions receivable                                       (15,000)
         Accumulated deficit                                         (3,898,032)
                                                                    ------------
              Total stockholders' deficit                              (381,177)
                                                                    ------------

              Total liabilities and stockholders deficit            $     4,304
                                                                    ============



           -See accompanying notes to condensed financial statements-


                              TMANGLOBAL.COM, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000, AND
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                  Three Months Ended           Nine Months Ended
                                                       June 30                       June 30
                                                   2001        2000            2001           2000
                                                ----------  ------------   ------------   ------------
Revenue                                                 -   $     6,003    $     8,185    $    21,748

Cost of sales                                           -        (3,902)        (5,699)       (14,496)
                                                ----------  ------------   ------------   ------------

Gross profit                                         ( - )        2,101          2,486          7,252

General and administrative expenses                 8,228        52,025        179,054        260,547
                                                ----------  ------------   ------------   ------------

Loss from continuing operations                     ( - )      (49,924)      (176,568)      (253,295)

Interest expense                                    8,285             -       (100,944)             -

Discontinued operations:
     Gain on disposal of subsidiary                     -             -              -        168,891
     Loss from operations of
       discontinued subsidiary                          -             -              -        (49,929)
                                                ----------  ------------   ------------   ------------

Net Loss                                        $ (16,513)  $   (49,924)   $  (277,512)   $  (134,333)
                                                ==========  ============   ============   ============

Loss per share - basic and diluted              $     ( -)  $     (0.01)   $     (0.03)   $     (0.02)
                                                ==========  ============   ============   ============

Weighted average number of shares -
 basic and diluted                              9,086,053     6,197,554      8,128,220      6,064,221
                                                ==========  ============   ============   ============


           -See accompanying notes to condensed financial statements-

                              TMANGLOBAL.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                            NINE MONTHS ENDED
                                                                JUNE 30,
                                                          2000           2001
                                                       ----------     ----------

Net cash used in operating activities                  $(122,411)     $ (86,636)

Cash flows from investing activities:
         Payments on loans receivable                     16,167         14,819

Cash flows from financing activities:
         Proceeds from officer loan                        5,084              -
         Proceeds from convertible/
            common stock                                  90,000         15,000
         Loan payable - related party                     (1,500)             -
         Payments on long term debt                            -        (21,363)
         Proceeds from long term debt                          -         40,000
         Checks outstanding in excess of bank
            balance                                          533         (8,592)

    Net cash provided by financing activities             94,117         25,045
                                                       ----------     ----------

Net decrease in cash and equivalents                     (12,127)       (46,772)
                                                       ----------     ----------

Cash at beginning of period                               16,431         47,470
                                                       ----------     ----------

Cash at end of period                                  $   4,304      $     698
                                                       ==========     ==========



           -See accompanying notes to condensed financial statements-

                              TMANGLOBAL.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited condensed financial statements of TMANglobal.com, Inc., a Florida corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended September 30, 2000. Operating results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

         It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended September 30, 2000, found in the Company's Form 10-KSB.

NOTE 2 - DISCONTINUANCE OF OPERATIONS
-------------------------------------

         During the quarter ended March 31, 2001, the Company terminated all of its operations. Currently, the Company maintains no operations, employs no part-time or full time employees and engages in no promotional or sales activities. As of the same date, the Company has no source of revenue or income. However, the Company has costs associated with its continued existence as an Exchange Act reporting company. In addition, (1) the Company's officers and directors resigned, (2) new directors were appointed to the Board of Directors, and (3) a new president and chief executive officer was appointed by the Board of Directors. (Also see Note 5).

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

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

CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of June 30, 2001, the Company had no cash equivalents.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

         During the second quarter ended March 31, 2001, the Company issued $139,759 of convertible notes in settlement of accounts payable, accrued expenses and due to stockholders. In addition, an additional $90,000 of convertible notes were issued for cash. A summary of the convertible notes is as follows:

         Due to stockholders, interest rate of 10%, due
           January 31, 2003, convertible into common
           stock at $.03 per share                                   $   79,000

         Due to unrelated parties, interest rate of 12%,
           due on demand, convertible into common
           stock at $.01 per share                                       60,000

         Due to unrelated parties, interest rate of 12%,
           due on demand, convertible into common
           stock at $.03 per share                                       42,759

         Due to unrelated parties, interest rate of 10%,
           due January and February, 2002, convertible
            into common stock at $.01 per share                          30,000

         Due to unrelated parties, interest rate of 0%,
           due February 28, 2002, convertible into common
           stock at $.03 per share                                       18,000
                                                                     -----------
                                                                     $  229,759

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

                              TMANGLOBAL.COM, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         During the third quarter ended June 30, 2001, the Company's President and Chief Executive Officer loaned $5,084 to the Company. The advance loan bears no interest and has no due date.

NOTE 5 - MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS
------------------------------------------------------------

         As shown in the accompanying financial statements, the Company incurred a net loss of $277,512 during the nine months ended June 30, 2001. In addition, the Company does not expect to generate any working capital or cash flow sufficient to fund its future business activities, if any. The ability of the Company to continue as a going concern is dependent on (1) the Company's ability to develop a sustainable alternative business model to replace the current one, and (2) the Company's ability to obtain additional financing to fund such alternative business model. There can be no assurance that the Company's efforts to find such alternative model will be successful nor can there be any assurance that such model will be economically viable. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         The Company experienced a net loss of $434,473 during the year ended September 30, 2000, and a net loss of $277,512 for the nine months ended June 30, 2001, and had negative cash flows from operations for the year ended September 30, 2000 and the nine months ended June 30, 2001. The Company experienced no loss from discontinued operations during the fiscal quarter ended June 30, 2001, since TMAN's net loss for the same fiscal period was limited to the Company's general and administrative expenses and interest expense only. The Company's management expects that the Company will continue to experience losses from discontinued operations during the current fiscal year.

         Currently, the Company maintains no operations, employs no part-time or full-time employees and engages in no promotional or sales activities. There have been no changes, material or otherwise, in operations or structure of the Company since the filing of the last quarterly report on Form 10-QSB for the period ending March 31, 2001 through the period covered by this report. However, the Company continues to incur expenses associated with its continued existence as an Exchange Act reporting company. There is no assurance that the Company will be able to meet these maintenance expenses or to maintain its reporting status under the Exchange Act. Further, there can be no assurance that the Company will be able to secure requisite financing to meet these expenses, or, if available, such financing would be obtained on terms favorable to the Company.

         The Company's management is actively seeking merger or consolidation opportunities, but no formal arrangement has been materialized as of the period covered by this report.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED JUNE 30, 2001 AND 2000

         During the three-month period ended June 30, 2001, the Company's revenues had no revenues as compared to $8,185 for the similar period in 2000. This decrease was directly attributable to the Company's decision to permanently shut down its SuperMall, the Company's e-commerce segment and World Wide Web sales outlet, on January 31, 2001. As the Company ceased all of its sales operations, there was no cost associated with sales for the three-month period ended June 30, 2001, as compared to $5,699 for the three-month period ended June 30, 2000, a decrease of $5,699.

         General and administrative expenses for the three-month period ended June 30, 2001 were $8,228 as compared to $179,054 for the same period ended June 30, 2000. This substantial decrease was directly related to the management's determination to reduce the Company's overhead and administrative expenses to a minimum, including no current spending on the Company's infrastructure and growth needs. The Company suffered a net loss of $16,513 (which constituted no loss per share) during the three-month period ended June 30, 2001 as compared to a net loss of $277,512 (or loss of $.03 per share) for the similar period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, the Company's cash (the Company's only asset as of the same date) and total asset balance was $4,304. Operating activities during the nine-month period ended June 30, 2001 accounted for the use of $122,411, as compared to $86,636 used during the same period ended June 30, 2000. The Company has been unable to fund its cash flow needs on an on-going basis as TMAN has effectively ceased all of its operations as of January 12, 2001. The Company's liquidity shortfalls from operations during the nine months ended June 30, 2001 have been funded through several transactions with principal shareholders and officers of the Company, as well as the periodic suspension of compensation to its officers.

         As the Company terminated all of its operations, the Company does not expect to generate any working capital or cash flow sufficient to fund its future business activities, if any, during the twelve months following the date hereof. During the nine-month period ended June 30, 2001, the Company realized a net loss of $277,512. The Company experienced no loss from discontinued operations for the nine-month period ended June 30, 2001. The Company expects to continue to incur expenses associated with its continued existence as an Exchange Act reporting company. discontinued operations through the fiscal year ended September 30, 2001. The ability of the Company to fund its future business activities, if any, during the next twelve months will largely be dependent on both (1) the Company's ability to develop a sustainable alternative business model to replace the current one, and (2) the Company's ability to obtain additional financing to fund such alternative business model. There is no assurance that the management of the Company will be able to design such alternative model. There is also no assurance that such model will be economically viable should management design such a plan in the near future.

SUBSEQUENT EVENTS

         On January 12, 2001, the TMAN Board of Directors voted to close the Bangkok office and terminate all the Company's employees as of January 31, 2001. As of March 31, 2001, the SuperMall is permanently closed. TMAN's Board of Directors has been working with the Company's existing creditors to satisfy the Company's debts by converting the Company's current debt into equity, including converting the back salaries of its principals into convertible promissory notes.

         As of June 30, 2001, TMAN has sold all of its martial arts-related properties back to The Martial Arts Network, Inc. in exchange for the cancellation of all remaining indebtedness to the parent company.

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

         None.

(b)      REPORTS ON FORM 8-K.

         None.

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


Date:  August 13, 2001