Form 10KSB
period 2001-09-30
TMANGLOBAL COM INC
filed 2002-01-30
CIK 1096275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2001

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-27631

                           ---------------------------

                              TMANGLOBAL.COM, INC.
                 (Name of small business issuer in its charter)

                     Florida                                    65-0782227
                     -------                                    ----------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                           Identification Number)

   10693 Anna Marie Drive, Glen Allen Virginia                      23060
   -------------------------------------------                      -----
    (Address of principal executive offices)                      (Zip Code)

                                 (804) 290-0803
                                 --------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended September 30, 2001 totaled
$8,185.

The aggregate market value of registrant's common stock held by non-affiliates based upon the closing bid price on January 10, 2002, as reported in the pink sheets, was approximately $17,030.

As of January 10, 2002, there were 9,086,053 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format:     Yes [ ]   No [X]

                           FORWARD LOOKING INFORMATION

         THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY THAT ARE BASED ON THE BELIEFS OF THE COMPANY OR MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY OR MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY REGARDING FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THE RISKS AND UNCERTAINTIES NOTED. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. IN EACH INSTANCE, FORWARD-LOOKING INFORMATION SHOULD BE CONSIDERED IN LIGHT OF THE ACCOMPANYING MEANINGFUL CAUTIONARY STATEMENTS HEREIN.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         TMANglobal.com, Inc. ("TMAN" or the "Company"), a corporation formed under the laws of the State of Florida, is the result of a merger between FSGI Corporation and The Martial Arts Network On-Line, Inc. on December 21, 1998. FSGI Corporation was formed under the laws of the State of Florida in 1997 as a holding company for the purpose of acquiring Financial Standards Group, Inc.
(FSG). That year FSGI Corporation acquired FSG, a Florida company organized in October 1989, to assist credit unions in performing financial services. FSG offered financial services to credit unions as TMAN's wholly-owned subsidiary until its sale in January 2000. On December 21, 1998, FSGI Corporation, at the time a publicly traded company trading on the OTCBB as FSGI, acquired all of the outstanding common stock of The Martial Arts Network On-Line, Inc., a wholly owned subsidiary of The Martial Arts Network, Inc. The Martial Arts Network On-Line, Inc., a company organized under the laws of the State of Florida, was developed in 1996 by its parent company The Martial Arts Network, Inc. as an electronic forum dedicated to promoting education and awareness of martial arts through its web site. Upon issuance of shares, and options to purchase shares, of FSGI Corporation's common stock to The Martial Arts Network, Inc., that company became the controlling stockholder FSGI Corporation.

         On March 12, 2001, Bodo, LLC, a Virginia limited liability company, agreed to make a capital investment in the Company in the amount of $60,000. Bodo, LLC and the Company executed a Subscription Agreement ("Agreement"), pursuant to which Agreement, Bodo, LLC agreed to purchase a 3 year 12% Convertible Promissory Note in the principal amount of US $60,000 issued by the Company to Bodo, LLC. The built-in conversion feature contemplated conversion, at the option of Bodo, LLC, into shares of common stock of the Company at a conversion price of $.01 per common share.

         On January 12, 2001, the TMAN Board of Directors voted to close the Bangkok office and terminate all the Company's employees as of January 31, 2001. The Company's Bangkok office was opened in May 1999 with the intent to gain a direct access to the Asian market manufacturers and to ship and distribute the majority of its merchandise, sold over the Internet via SuperMall, directly to customers. As of March 31, 2001, the SuperMall, an e-commerce segment of the Company's business that allowed the Company's customers to place order for TMAN's products via World Wide Web, is permanently closed. The Company's Board of Directors has been working with its existing creditors to satisfy its debts by converting the Company's current debt into equity, including converting the back salaries of its principals into convertible promissory notes.

DISCONTINUATION OF OPERATIONS

         On January 12, 2001 the Company ceased substantially all of its Internet operations and suspended all activities of its e-commerce segment in addition to terminating all employees as of January 31, 2001. As of the same date, the Company has no source of revenue or income. During the quarter ended March 31, 2001, the Company terminated all of its operations. Currently, the Company maintains no operations, employs no part-time or full time employees and engages in no promotional or sales activities. The Company continues to incur costs associated with its continued existence as a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the fiscal year ended September 30, 2001 (1) the Company's officers and directors resigned, (2) new directors were appointed to the Board of Directors, and (3) a new president and chief executive officer was appointed by the Board of Directors. The Company ceased all of its operations on March 12, 2001, and transitioned into a development stage enterprise as of the same date.

         During the fiscal quarter ended March 31, 2001, the Company issued $139,759 of convertible notes in settlement of accounts payable, accrued expenses and due to stockholders. In addition, an additional $90,000 of convertible notes were issued for cash. A summary of the convertible notes is as follows:

   Due to stockholders, interest rate of 10%, due January 31, 2003, convertible
into common stock at $.03 per share..............................................      $  79,000
   Due to unrelated parties, interest rate of 12%, due on demand, convertible into
common stock at $.01 per share...................................................         60,000
   Due to unrelated parties, interest rate of 12%, due on demand, convertible into
common stock at $.03 per share...................................................         42,759
   Due to unrelated parties, interest rate of 10%, due January and February, 2002,
convertible into common stock at $.01 per share..................................         30,000
   Due to unrelated parties, interest rate of 0%, due February 28, 2002,
convertible into common stock at $.03 per share..................................         18,000
                                                                                       ----------
   Total..........................................................................      $ 229,759

         As of September 30, 2001, TMAN has sold all of its martial arts-related properties back to The Martial Arts Network, Inc. ("MANI") in exchange for the cancellation of all remaining indebtedness to that company.

EMPLOYEES OF THE COMPANY

         As of January 31, 2001 and since that time, TMAN has no full-time or part-time employees.

VOTING CONTROL OF THE COMPANY'S COMMON STOCK BY ONE DIRECTOR

         As of January 10, 2002, a single person, Robert J. Carlin, President, Chief Executive Officer and a Director of the Company, holds the voting power for a majority of the outstanding shares of common stock, and is therefore in a position to control the Company by being able to nominate and to elect the Company's Board of Directors. The Board of Directors establishes corporate policies and has the sole authority to nominate and elect the Company's officers to carry out those policies. See "Security Ownership of Certain Beneficial Owners and Management."

DEPENDENCE ON KEY PERSONNEL

         The Company is dependent on the efforts of Robert J. Carlin to identify and to engage in one or more business opportunities for the Company to begin operations again in some line of business. The loss of Mr. Carlin or the inability of the Company to recruit and train key personnel in a timely manner, could materially and adversely affect the prospects of the Company. The Company does not maintain key person life insurance policies on any of its officers.

ABSENCE OF CASH DIVIDENDS AND NO CASH DIVIDENDS ANTICIPATED

         The Company has never paid dividends on its common stock. The future payment by the Company of cash dividends on its common stock, if any, rests within the discretion of its Board of Directors. The Company does not anticipate making any cash distributions upon its common stock in the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company has terminated all lease and rental agreements for the properties it used for its World Wide Web operations. The Company does not maintain executive offices; nor has it made any arrangements for use of space with any entity.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On January 4, 1999, the Securities and Exchange Commission ("SEC") approved amendments to National Association of Securities Dealers, Inc. Rules 6530 and 6540 to limit quotations on the OTC Bulletin Board to the securities of companies that make current filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. TMAN traded under the symbol FSGI from July 31, 1998 to January 13, 1999. From January 1999, TMAN traded on the Nasdaq OTC Bulletin Board under the symbol CHOP (and later, from November 1999, CHOPE). TMAN failed to meet the December 1, 1999 deadline for compliance with the new OTC Bulletin Board eligibility rules, and for a period of eleven months from that date, was not quoted on the OTC Bulletin Board but instead only in the "pink sheets." In November 2000, the Company's Registration Statement on Form 10-SB was reviewed and cleared by the SEC in order for TMAN to once again meet the requirements of the new eligibility rule. Upon becoming eligible again, TMAN was allowed to re-enter trading on the OTC Bulletin Board. Currently, the Company's common stock is quoted only in the "pink sheets." The Company's management intends to re-apply for listing on the OTC Bulletin Board once the Company is current with its public filings required under the Exchange Act. The range of high and low bid information for TMAN's common stock for each full quarterly period during TMAN's last two fiscal years, is as follows:

            PERIOD                     HIGH BID               LOW BID
            ------                     --------               -------
Fiscal 2000
-----------
         1st quarter                     0.15                   0.01
         2nd quarter                     0.18                   0.01
         3rd quarter                     0.07                   0.02
         4th quarter                     0.06                   0.02
Fiscal 2001
-----------
         1st quarter                     0.75                   0.01
         2nd quarter                     0.75                   0.08
         3rd quarter                     0.75                   0.07
         4th quarter                     0.30                   0.05

         The quotations set forth above were obtained from Nasdaq OTC Bulletin Board quarterly quote summaries, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of January 10, 2002, the closing bid price for TMAN's common stock as quoted in the "pink sheets" was $.005 per share. As of the same date, there were approximately 60 holders of record of TMAN's common stock.

         TMAN has not paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. TMAN intends to use any earnings, which it may generate in the future to finance the growth of its business.

         The trading price of the Company's common stock has been and in the future is expected to be subject to fluctuations in response to stock market related influences and events affecting other companies that the market deems to be comparable to the Company. There can be no assurance that the trading price of the Company's common stock will remain at or near any current or previous level.

         For the fiscal year ended September 30, 2001, the Company has not engaged in any sales of unregistered shares of its common stock, nor has the Company attempted to raise capital in a private placement of its shares of common stock or obtain any bridge financing loans. The Company has not issued any shares of its common stock and/or options to purchase such shares to the Company's newly appointed directors or any consultants.

FORWARD LOOKING STATEMENT

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY THAT ARE BASED ON THE BELIEFS OF THE COMPANY OR MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY OR MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND "INTEND" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY REGARDING FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THE RISKS AND UNCERTAINTIES NOTED. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. IN EACH INSTANCE, FORWARD-LOOKING INFORMATION SHOULD BE CONSIDERED IN LIGHT OF THE ACCOMPANYING MEANINGFUL CAUTIONARY STATEMENTS HEREIN.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATION

         The audit report of the Company's independent certified public accountant relating to the fiscal year ended September 30, 2001 has been prepared assuming that the Company will continue as a going concern. The Company has experienced losses in 2001 and 2000 and has discontinued all of its operations. On March 12, 2001, the Company ceased all of its operations and transitioned into a development stage enterprise.

         For the period ended September 30, 2001, the Company experienced a net loss of $317,332 and had negative cash flows from operations. The Company's management expects that the Company will continue to experience losses during the current fiscal year. As of September 30, 2001, the Company has sold all of its martial arts-related properties back to MANI in exchange for the cancellation of all remaining indebtedness to MANI. The Company has developed a plan to continue as a going concern, which plan is dependent upon the Company's obtaining additional capital. The ability of the Company to fund its business activities, if any, during the next twelve months will largely be dependent on both (1) the Company's ability to develop and to implement a sustainable business model, and (2) the Company's ability to obtain additional financing to fund such business model. There is no assurance that the management of the Company will be able to develop and implement such business model. There is also no assurance that such model will be economically viable should management design such a plan in the near future. The Company has received commitments for loans of up to $100,000 from its majority shareholders and officers to meet its working capital needs. The Company intends to raise additional capital in a private equity placement during the current fiscal year. There can be no assurance that the Company's capital raising efforts will be successful or, if successful, such effort would generate financing on terms favorable to the Company. See "Financial Condition."

FINANCIAL CONDITION

         As of September 30, 2001, the Company's cash balance and total assets balances were $0 and $1,408, respectively. Operating activities during the twelve-month period ended September 30, 2001 accounted for the use of $261,794 as compared to $132,334 used in twelve-month period ended September 30, 2000. This increase is attributable to cash payments being made in the current fiscal year for expenses accrued from the previous fiscal year. During the twelve month period ended September 30, 2001, the Company realized a net loss of $317,332, compared to a loss of $434,473 for the same period ended September 30, 2000, largely due to the sale of the FSG subsidiary in the prior fiscal year. As of that same date, the Company's cash balance was $16,431. The Company expects to continue to operate at a loss through the fiscal year ended September 30, 2002. As the Company has discontinued all of its operations, it has no working capital resources or cash flow to fund its working capital needs during the twelve months following the date hereof. The ability of the Company to fund its working capital needs during the next twelve months will largely be dependent on its ability to obtain additional debt and equity financing. Presently, the sole source of the Company's financing is loans from its majority shareholders and officers which will fund the Company's obligations to meet its working capital needs. The majority of expenses incurred by the Company in the previous fiscal year could be directly attributed to maintaining the Company's status as an Exchange Act company. The Company's fixed expenses for staying in existence are now approximately $3,500 per month. The Company intends to continue to identify and evaluate new opportunities to acquire private firms and to co-venture with strategic partners whose joint revenues will then contribute to the bottom line of the Company. The Company also intends to attempt to raise additional capital in a private equity placement later in early 2002. There can be no assurance that the Company's efforts will be successful. Further, there can be no assurance that the Company will be able to secure requisite financing to meet these expenses, or, if available, such financing would be obtained on terms favorable to the Company. If available, such financing would likely result in substantial dilution to the existing shareholders of the Company.

ITEM 7.  FINANCIAL STATEMENTS.

         See the accompanying financial statements beginning with the Index to Consolidated Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On March 7, 2001, the Board of Directors of the Company resolved to dismiss Daszkal Bolton Manela Devlin & Company ("Daszkal") as principal accountants of the Company, effective on March 12, 2001. The former accountants did not resign or decline to stand for reelection. Daszkal's report on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion; nor was it modified as to audit scope or accounting principles. However, Daszkal indicated in its independent auditors' report dated January 31, 2001, included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, that the Company's consolidated financial statements had been prepared assuming that the Company will continue as a going concern. In Note 17 to the consolidated financial statements underlying the independent auditor's report dated January 31, 2001, there is disclosure to the effect that the Company had suffered recurring losses from operations, and that the Company anticipated it would require additional financing in order to fund its operations in 2001. During the Company's two most recent fiscal years and the subsequent interim period through March 12, 2001, there were no disagreements between the Company and Daszkal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Daszkal's satisfaction would have caused Daszkal to make reference in connection with its report to the subject matter of the disagreement. None of items described under
Item 304(a)(1)(iv)(B)(1)-(3) of Regulation S-B are applicable.

         On March 14, 2001, the Board of Directors of the Company approved the engagement of Spicer Jeffries & Co. as independent public accountants for the Company. The Company has not consulted its new accountants regarding any of the items under Item 304(2)(i)-(ii) of Regulation S-B during the Company's two most recent fiscal years and the subsequent interim period through December 31, 2001.

         Daszkal's letter to the SEC was filed as exhibit 16.2 to the Company's Current Report on Form 8-K filed on April 2, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Company has established a two-member Board of Directors. On January 10, 2002, members of the Board of Directors were as follows:


NAME                        AGE    OFFICE
----                        ---    ------
Robert J. Carlin            41     Director, President, Chief Executive Officer
                                   and Secretary
Mohamed A. Khashoggi        38     Director

         ROBERT J. CARLIN. Mr. Carlin has been President, Chief Executive Officer, Secretary and a Director of the Company since March 13, 2001. From 1998 to the present, he has been Director Area Internacional - Telecommunications for Spantel Communications, S.A., of Madrid, a telecommunications company organized under the laws of Spain. Also from 1998 to the present, he has been associated with Old Dominion Equities, Inc., a business consulting company. From 1992 to 1997, Mr. Carlin was a securities consultant for Park Place Financial Services, Inc., a business consulting company. He is a graduate of Virginia Commonwealth University.

         MOHAMED A. KHASHOGGI. Mr. Khashoggi has been a Director since March 13, 2001. From 1998 to present, Mr. Khashoggi has been President and a Director of Spantel Communications, S.A. of Madrid, a telecommunications company organized under the laws of Spain. From 1996 to 1998, Mr. Khashoggi provided consulting services on behalf of Ibadesa S.L., a business consulting firm in Madrid, Spain. He holds a Masters degree in International Studies from the University of Utah.

         The Company does not pay any board members any fee or stipend for their service but does reimburse directors for any reasonable expenses pertaining to attending meetings, including travel, lodging and meals.

         The Company's Articles of Incorporation provide that the Board of Directors shall consist of not less than one, nor more than seven directors, each of which shall be elected annually, and serve for a term of one year. Currently the Board of Directors consists of Mr. Carlin and Mr. Khashoggi, both of whom were elected in March 2001 and shall serve until the next annual meeting of stockholders and until the election and qualification of their respective successors. Officers are elected annually by the Board of Directors and, subject to existing employment agreements, if any, serve at the discretion of the Board.

         There are no material proceedings to which any director, officer or affiliate of TMAN, any beneficial owner of more than five percent of TMAN common stock, or any associate of any such director, officer, affiliate of TMAN or security holder is a party adverse to TMAN or any of its subsidiaries or has a material interest adverse to TMAN or any of its subsidiaries. To date, the directors, officers, and beneficial shareholders have not complied with the requirements of Section 16(a) of the Securities Exchange Act.

COMMITTEES OF THE BOARD OF DIRECTORS

         As of the date of this filing, the Company has no standing committees of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

         Except as set forth below, based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the number of (i) late reports, (ii) transactions that were not reported on a timely basis during the fiscal year ended September 30, 2001, and
(iii) any known failure to file a required report by officers, directors and beneficial owners of more than 10% of the Company's common stock is as follows:
(1) three reporting stockholders, The Martial Arts Network, Inc., Tony Interdonato and Ron Tramontano, each failed file a Form 4 to report an acquisition which occurred in January 2001; (2) Mr. Carlin and Mr. Khashoggi each failed to file a Form 3 for March 2001 (when they became reporting persons); and (3) the firm of De Martino Finkelstein Rosen & Virga was late to file a Form 3 for March 2001 (when it became a reporting person).

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three years by each person serving as the Company's Chief Executive Officer during the last year and the Company's three most highly compensated executive officers serving at the end of the year ended September 30, 2001 whose compensation was in excess of $100,000.

                                                                                LONG-TERM COMPENSATION
                                                                       --------------------------------------
                                   ANNUAL COMPENSATION                           AWARDS             PAYOUTS
                     ------------------------------------------------  -------------------------  -----------
                                                                                    SECURITIES
                                                         OTHER          RESTRICTED  UNDERLYING
     NAME AND                                            ANNUAL           STOCK       OPTIONS/         LTIP        ALL OTHER
PRINCIPAL POSITION    YEAR   SALARY($)   BONUS($)    COMPENSATION($)     AWARDS($)     SARS(#)      PAYOUTS($)  COMPENSATION($)
--------------------------------------------------------------------------------------------------------------------------------
Robert J. Carlin,     2001       -          -               -                -            -             -              -
Chief Executive       2000       -          -               -                -            -             -              -
Officer (1)           1999       -          -               -                -            -             -              -

Tony Interdonato      2001    4,863         -               -                -            -             -              -
(2)                   2000   25,000         -           23,000               -       1,000,000          -              -
                      1999   60,000         -               -                -            -             -              -

----------------
(1) Mr. Carlin became associated with the Company in March 2001. In an attempt to conserve working capital, Mr. Carlin, the Company's sole officer, agreed to defer any salary until such time as the Company was more solvent. To date no compensation has been paid to Mr. Carlin in any form.
(2) Tony Interdonato served as Chief Executive Officer of the Company from January 1999 to March 2001, when he resigned as the CEO of the Company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         There were no options to purchase shares of common stock of the Company and SARs granted by the Company to its named executive officers in the fiscal year ended September 30, 2001.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         There were no options to purchase shares of common stock of the Company or SARs exercised in the last fiscal year ended September 30, 2001.

DIRECTOR AND OFFICER COMPENSATION

         TMAN does not compensate directors for the activities they perform in their capacity as director. As of the date hereof, the President, the sole officer of the Company, receives no compensation for his services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of January 10, 2002 with respect to the beneficial ownership of the outstanding shares of TMAN's common stock by (1) each person known by TMAN to be the beneficial owner of more than 5% of the common stock; (2) each director of TMAN; (3) each Named Executive Officer; and (4) all directors and executive officers as a group. On January 10, 2002 there were 9,086,053 shares of common stock issued and outstanding.


            NAME AND ADDRESS                                            NUMBER OF SHARES                  % OF STOCK
         OF BENEFICIAL OWNER (1)              TITLE OF CLASS           BENEFICIALLY OWNED           BENEFICIALLY OWNED (2)
         -----------------------              --------------           ------------------           ----------------------
The Martial Arts Network, Inc.                 Common Stock                3,670,000                          40.4%
1000 Universal Studios Plaza #22A
Orlando, Florida 32819-7610

Tony Interdonato                               Common Stock              4,340,000 (3)                        47.8%
5201 Overview Court
Orlando, FL 32819

Ron J. Tramontano                              Common Stock              4,340,000 (3)                        47.8%
7386 Water Dance Way
Lake Worth, FL 33467

Robert J. Carlin                               Common Stock              5,010,000 (4)                        55.1%
10693 Anna Marie Drive
Glen Allen, Virginia 23060

Mohamed Khashoggi                              Common Stock                    0                               0
200-A Benabola
Puerta Banus, 29660, Malaga
Spain

De Martino Finkelstein Rosen & Virga           Common Stock               1,425,289(5)                        13.6%
1818 N Street, NW, Suite 400
Washington, DC 20036-2492

All directors and officers as a group          Common Stock              5,010,000 (6)                        55.1%
(2 persons)

-----------
(1) Unless noted, all of such shares of common stock are owned as of January 10, 2002 by each person or entity named as beneficial owner and such person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them.
(2) As to each person or entity named as beneficial owner, such person's or entity's percentage of ownership is determined by assuming that any options held by such person or entity which are exercisable or convertible within 60 days from the date hereof have been exercised or converted, as the case may be, making the percentages calculable on a fully-diluted basis.
(3) Includes 3,670,000 shares of common stock beneficially owned by The Martial Arts Network, Inc. ("MANI"). The named individuals are considered beneficial owners of the securities held of record by MANI given their respective equity interests in MANI and their respective positions as Chairman (in the case of Mr. Tramontano) or as President and Chief Operating Officer (in the case of Mr. Interdonato) of MANI. Both of the named individuals resigned as directors and executive officers of the Company in March 2001.
(4) Includes 3,670,000 shares of common stock held of record by MANI, 670,000 shares held of record by Ron Tramontano and 670,000 shares held of record by Tony Interdonato. On March 12, 2001, MANI, Ron Tramontano and Tony Interdonato (the "Grantors") entered into an Agreement to Prevent Resale and Irrevocable Proxy Coupled with an Interest with Robert J. Carlin. Under that agreement, the Grantors agreed not to resell any shares of the Company's common stock that they hold unless such resale is effected according to the provisions of Rule 144 of the Securities Act. The Grantors also agreed to irrevocably appoint Robert
         J. Carlin a proxy to vote all of the shares of the Company which each of them hold at any annual, special or other shareholders meeting of the Company. Therefore, Robert J. Carlin is deemed a beneficial owner of the shares of the Company held by each of the Grantors. The Grantors remain beneficial holders of their respective shares as the term "beneficial ownership" is defined in accordance with Rule 13d-3 of the Exchange Act.
(5) Represents shares of common stock of the Company issuable upon conversion of a 12% convertible demand promissory note in the principal amount of $42,758.68 ("Note") at the conversion price of $.03 per share.
(6) All of such shares of common stock are issued and are outstanding; does not include any shares issuable pursuant to options, warrants, convertible securities, etc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On January 4, 2000, the Board of Directors voted to lower the exercise price on options held by SBZ Investments Subtrust and Fly Yellow Investments, LTD., representing 300,000 shares of Common stock, from $1.00 down to $.10, in order to inject some working capital into the Company. On January 5, 2000 Subscription Agreements were executed by the two trusts referenced above and $15,000 was paid to the Company as a deposit on the exercise fee with the remaining $15,000 pledged to be paid in the future, subject to certain conditions including the filing of the firm's Form 15(c)211 once its Form 10-SB comments were cleared by the SEC. An addendum, dated March 3, 2000, revised and clarified the terms of the original agreement, including a provision for the infusion of $50,000 in additional monies and the subsequent cancellation of the Agreement (as well as forfeiture of the $65,000 and all 300,000 issued option shares) if certain conditions were not met by the trusts within a specified period of time - 90 days after the Company resumed trading on the OTC Bulletin Board or February 15, 2001.

         In August 2000, TMAN engaged OceanCrest Merchant Group ("OCMG") as a consultant, for a one-year term, to assist it in finding a potential merger/acquisition partner. OCMG received a warrant to purchase up to 500,000 shares of restricted common stock, expiring August 30, 2004, as payment for its services. Such warrant is exercisable at $0.1 per share. Because the warrant may be exercised at any time for an amount of stock which could exceed five per cent of the outstanding shares, OCMG may be deemed to be an "affiliate" of the Company. Elliot Lowenstern, a principal in OceanCrest Merchant Group is also a partner in CRC Partners, LTD (see next paragraph).

         On August 1, 2000, TMAN borrowed $50,000 from CRC Partners LTD., in exchange for a one year Promissory Note plus 100,000 shares of restricted common stock, payable according to the following terms: if on the due date of the note, the price of the common stock of the Company was trading at $2.00 or higher in a liquid market, then the 100,000 restricted shares previously issued would be payment in full; if the shares were trading between $.10 and $2.00 then the $50,000 principal would be repaid with no interest; and if the shares were trading below $.10, then 10% interest would be charged on the principal payback. In all cases the 100,000 restricted shares would be owned by the partnership. A partner in CRC Partners, LTD. is also a principal in OCMG.

         On or about January 19, 2001, each of the following optionholders exercised options to purchase common stock of the Company: The Martial Arts Network, Inc., Tony Interdonato, Ron Tramontano and Ron Valli. Each option was exercisable for 1,000,000 shares of the Company's common stock. Using the cashless exercise provisions included in the options, each optionholder surrendered his entire option and received 670,000 shares of common stock, based on the formulae in the options relating to exercise prices and market prices.

         Since January 19, 2001, there have been no issuances of stock to the Company's directors and officers, nor has the Company entered into any employment or consulting agreements with any party or entity.

PROXY AGREEMENTS

         On March 12, 2001, Messrs. Tramontano and Interdonato ("Grantors"), entered into an Agreement to Prevent Resale and Irrevocable Proxy Coupled with an Interest (the "Proxy Agreement") with Robert J. Carlin ("Grantee"), pursuant to which the Grantors agreed (1) not to engage in the resale of the shares of common stock of the Company held by the Grantors unless such resale is effected pursuant to the provisions of Rule 144 of the Securities Act ("Rule 144") and in ordinary brokerage transactions, as defined for the purposes of Rule 144, and
(2) to irrevocably appoint the Grantee a proxy to vote all of the shares of common stock of the Company held by Grantors in the name, place and stead of Grantors at any annual, special or other shareholders meeting.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
           3.1              Articles of Incorporation and amendment thereto (1)
           3.2              By-laws (1)

--------
(1) Previously included as an exhibit to the Registrant's Form 10-SB filed October 13, 1999, and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K in the last quarter of the fiscal year ended September 30, 2001.


                                  * * * * * * *

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                             TMANGLOBAL.COM, INC.
                                             (Registrant)


Dated:  January 29, 2002                By:  /s/ Robert J. Carlin
                                             -----------------------------------
                                             Robert J. Carlin
                                             President, Chief Executive Officer,
                                             Principal Financial and Accounting
                                             Officer


         In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                         Date
---------                                -----                         ----

  /s/ Robert J. Carlin       President, Chief Executive         January 29, 2002
-------------------------    Officer and Director, Principal
Robert J. Carlin             Financial and Accounting Officer


 /s/ Mohamed A. Khashoggi    Director                           January 29, 2002
-------------------------
Mohamed A. Khashoggi

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS



                                                                            Page


Independent Auditors' Reports                                               F-1

Balance Sheets at September 30, 2001 and 2000                               F-3

Statements of Operations for the years ended September 30, 2001             F-4
  and 2000 and the cumulative amounts in the development stage since March 12, 2001

Statements of Changes in Shareholders' Deficit for the years                F-5
  ended September 30, 2001 and 2000

Statements of Cash Flows for the years ended September 30, 2001             F-6
  and 2000 and the cumulative amounts in the development stage since March 12, 2001

Notes to Consolidated Financial Statements                                  F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
TMANglobal.com, Inc.

We have audited the accompanying balance sheet of TMANglobal.com, Inc. (a development stage company) as of September 30, 2001 and the related statements of operations, changes in shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMANglobal.com, Inc. (a development stage company) as of September 30, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had experienced losses in 2001 and 2000 and has discontinued its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          /s/ SPICER, JEFFRIES & CO.

January 3, 2002
Denver, Colorado

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
TMANglobal.com, Inc.

We have audited the accompanying balance sheet of TMANglobal.com, Inc. as of September 30, 2000 and the related statements of operations, changes in shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMANglobal.com, Inc. as of September 30, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced a loss from operations in 2000 and had negative cash flows from operations for the year then ended. These matters raise substantial doubt about the Company's ability to continue as a going concern. Managements plans regarding these matters are described in Note
11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/ Daszkal, Bolton, Manela, Devlin & Co.

January 31, 2001
Boca Raton, Florida


                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                              September 30,  September 30,
                                                                  2001           2000
                                                              ------------   ------------
                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                       $         -    $    16,431
   Accounts receivable                                                  -            182
   Current maturities of notes receivable                               -         55,186
   Prepaid and other assets                                             -            866
                                                              ------------   ------------
                 TOTAL CURRENT ASSETS                                   -         72,665
                                                              ------------   ------------
PROPERTY AND EQUIPMENT, NET                                         1,408          1,883
                                                              ------------   ------------

                TOTAL ASSETS                                  $     1,408    $    74,548
                                                              ============   ============


                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                            $    55,424    $   179,673
  Accrued expenses                                                 21,653         79,113
  Advances from related party                                       5,084          5,647
  Notes payable                                                   140,759         50,620
  Current maturities of notes payable - related party              60,000              -
  Equity subject to potential redemption                           30,000         30,000
                                                              ------------   ------------
                TOTAL CURRENT LIABILITIES                         312,920        345,053
                                                              ------------   ------------

LONG TERM NOTES PAYABLE                                            79,000              -
                                                              ------------   ------------

SHAREHOLDERS' DEFICIT:
  Common stock, $0.0001 par value, 20,000,000 shares
   authorized, 9,086,054 and 6,212,554 shares issued and
   outstanding at September 30, 2001 and 2000, respectively           909            621
  Subscriptions receivable                                        (15,000)       (15,000)
  Additional paid-in capital                                    3,561,431      3,364,394
  Deficit                                                      (3,937,852)    (3,620,520)
                                                              ------------   ------------
                TOTAL SHAREHOLDERS' DEFICIT                      (390,512)      (270,505)
                                                              ------------   ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $     1,408    $    74,548
                                                              ============   ============


The accompanying notes are an integral part of these statements.


                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                        Year Ended     Year Ended  Cumulative in the
                                                       September 30,  September 30,  Development
                                                           2001          2000       Stage (Note 1)
                                                       ------------   ------------   ------------

SALES, NET                                             $     8,185    $    26,599    $         -

COST OF SALES                                                5,699         17,342              -
                                                       ------------   ------------   ------------
     GROSS PROFIT                                            2,486          9,257              -
                                                       ------------   ------------   ------------
OPERATING EXPENSES:
    General and administrative expenses                   (210,498)      (534,715)        (9,187)
                                                       ------------   ------------   ------------
     LOSS FROM OPERATIONS                                 (208,012)      (525,458)        (9,187)
                                                       ------------   ------------   ------------
OTHER INCOME(EXPENSE):
     Interest expense                                     (111,654)       (15,859)       (18,300)
     Interest income                                         2,334          5,882              -
                                                       ------------   ------------   ------------
            TOTAL OTHER INCOME (EXPENSE)                  (109,320)        (9,977)       (18,300)
                                                       ------------   ------------   ------------

LOSS FROM CONTINUING OPERATIONS                           (317,332)      (535,435)       (27,487)
                                                       ------------   ------------   ------------

DISCONTINUED OPERATIONS (NOTE 3):
     Loss from operations of discontinued subsidiary             -       (113,980)             -
     Gain from disposal of subsidiary                            -        214,942              -
                                                       ------------   ------------   ------------
           GAIN FROM DISCONTINUED OPERATIONS                     -        100,962              -
                                                       ------------   ------------   ------------

NET LOSS                                               $  (317,332)   $  (434,473)   $   (27,487)
                                                       ============   ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE:
      Loss from continuing operations                  $      (.04)   $      (.09)          $ (*)
      Discontinued operations                                    -            .02              -
                                                       ------------   ------------   ------------
      Net loss                                         $      (.04)   $      (.07)          $ (*)
                                                       ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                      8,008,991      6,103,691      9,086,053
                                                       ============   ============   ============


* Less than $.01 per share

The accompanying notes are an integral part of these statements.

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                                      Additional
                                               Common Stock             Paid-in     Subscriptions
                                           Shares       Par Value       Capital       Receivable       Deficit
                                         ------------  ------------   ------------   ------------   ------------
BALANCES, SEPTEMBER 30, 1999               5,897,554   $       590    $ 3,235,675    $         -    $(3,186,047)

Issuance of common stock                     300,000            30         29,970        (15,000)             -

Equity subject to potential redemption             -             -        (30,000)             -              -

Issuance of stock for services                15,000             1          3,749              -              -

FASB 123-stock option valuation                    -             -        125,000              -              -

Net loss                                           -             -              -              -       (434,473)
                                         ------------  ------------   ------------   ------------   ------------

BALANCES, SEPTEMBER 30, 2000               6,212,554           621      3,364,394        (15,000)    (3,620,520)

Imbedded conversion feature of debt                -             -         90,000              -              -

Cashless exercise of options and FASB
123 valuation                              3,048,500           305         91,150              -              -

Conversion of accrued interest payable       100,000            10         15,610              -              -

Issuance of stock for services                25,000             3            247              -              -

Cancellation of shares                      (300,000)          (30)            30              -              -

Net loss                                           -             -              -              -       (317,332)
                                         ------------  ------------   ------------   ------------   ------------

BALANCES, SEPTEMBER 30, 2001               9,086,054   $       909    $ 3,561,431    $   (15,000)   $(3,937,852)
                                         ============  ============   ============   ============   ============





The accompanying notes are an integral part of these statements.


                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH

                                                            Year Ended        Year Ended   Cumulative in the
                                                           September 30,     September 30,    Development
                                                                2001             2000        Stage (Note 1)
                                                           --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $    (317,332)   $    (434,473)   $     (27,487)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                   475           71,360              475
     Allowance for doubtful accounts                                   -           23,201                -
     Common stock issued for services                                250            3,750                -
     FASB 123 - stock option valuation                                 -          125,000                -
     Embedded conversion feature                                  90,000                -                -
     Gain on disposal of subsidiary                                    -         (214,942)               -
     Cashless exercise of options and FASB 123 valuation          91,455                -                -
     Decrease in receivables                                         182           17,558                -
     Decrease in prepaid expenses                                    866           15,442                -
     Increase (decrease) in accounts payable                     (85,230)         187,332            5,399
     Increase (decrease) in accrued expenses                     (42,460)          73,438           16,592
                                                           --------------   --------------   --------------
             NET CASH USED IN OPERATING ACTIVITIES              (261,794)        (132,334)          (5,021)
                                                           --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used in disposal                                             -          (14,458)               -
                                                           --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Checks outstanding in excess of bank balance                      -           (8,592)             (63)
     Proceeds from issuance of common stock, net                       -           15,000                -
     Payments on notes payable                                         -          (15,354)               -
     Proceeds from notes payable                                 229,759           85,620                -
     Payments received on notes receivable                        16,167           33,494                -
     Advances (to) from related party                               (563)           5,585            5,084
                                                           --------------   --------------   --------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES           245,363          115,753            5,021
                                                           --------------   --------------   --------------
NET DECREASE IN CASH                                             (16,431)         (31,039)               -

CASH, beginning of period                                         16,431           47,470                -
                                                           --------------   --------------   --------------
CASH, end of period                                        $           -    $      16,431    $           -
                                                           ==============   ==============   ==============



The accompanying notes are an integral part of these statements.

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TMANglobal.com, Inc., ("the Company") was formed on December 21, 1998, resulting from a merger between the Martial Arts Network On-line, Inc. (a development stage company, TMANO) and FSGI Corporation (FSGI).

TMANO was incorporated on May 23, 1996 in the State of Florida as the Martial Arts Network, Inc. The company then underwent a name change to the Martial Arts Network On-line, Inc. on June 1, 1997. From its inception through the date of the reverse merger (December 21, 1998) TMANO was in the development stage and engaged primarily in the business of developing its on-line web site. Subsequently, through its web site, the Company offered goods and services to the martial arts, extreme sports, and health and fitness markets.

FSGI was incorporated on May 15, 1997, in the State of Florida. FSGI through its wholly owned subsidiary Financial Standards Group, Inc. (FSG, Inc.), provided auditing and accounting services to assist credit unions and their supervisory committees in performing comprehensive internal and regulatory compliance audits in satisfaction of their statutory requirements. FSG, Inc. had operations in Georgia, Florida, Kentucky, Michigan, Mississippi, Louisiana, California, and Hawaii. FSG, Inc. was sold on January 27, 2000 and is reflected as a discontinued operation (See Note 3).

On March 12, 2001, the Company terminated all of its operations. Currently, the Company maintains no operations, employs no part-time or full-time employees and engages in no promotional or sales activities. As of the same date, the Company had no source of revenue or income. However, the Company has costs associated with its continued existence as an Exchange Act reporting company. In addition,
(1) the Company's officers and directors resigned, (2) new directors were appointed to the Board of Directors, and (3) a new president and chief executive officer was appointed by the Board of Directors (See Note 11). As a result, the Company transitioned into a development stage enterprise as of that date.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of September 30, 2001 and 2000, the Company had no cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line and accelerated methods over the estimated useful lives of two to seven years.

REVENUE RECOGNITION

Revenue is recognized when products are shipped to customers.

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

LOSS PER SHARE

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

Advertising costs are expensed when incurred. The advertising cost incurred for the period ended September 30, 2001 and 2000, was $0 and $4,888, respectively.

AMORTIZATION OF GOODWILL

Goodwill represents the amount of which the purchase price of businesses acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting.

The excess of the purchase price over the fair value of the net assets of FSGI acquired by the reverse acquisition was $2,767,069 and was recorded as goodwill. Goodwill was being amortized on a straight-line method over 15 years. The Company disposed of FSG, Inc. and consequently reduced the goodwill to zero at September 30, 2000.

STOCK - BASED COMPENSATION

The Company accounts for stock-based compensation issued to employees in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, expense is based on the difference, if any, on the date of the grant, between the fair value of common stock and the exercise price. Stock issued to non-employees has been accounted for in accordance with SFAS No. 123 and valued using the Black-Scholes option-pricing model.

RECLASSIFICATIONS

Certain items in the 2000 financial statements have been reclassified to conform to the 2001 presentation.


NOTE 3 - DISCONTINUED OPERATIONS

On January 27, 2000, the Company sold its wholly owned subsidiary, FSG, Inc. to an unrelated party, FSG Holdings LLC (FSGH). Under the terms of the sales agreement, the Company received $88,680 in the form of three promissory notes receivable, due in June 2000, January 2001 and January 2002, which were paid according to schedule. In addition, FSGH assumed all outstanding receivables and payables and the balance due of $36,571 on a promissory note created by FSG, Inc., currently held by Total World Telecom, Inc. (TWT) - former parent company of FSG, Inc. The Company also issued a warrant certificate to FSGH for 100,000 shares of restricted common stock, with an exercisable price of $1.00 per share and expiring two years from the date of issuance.

Revenues for the subsidiary FSG, Inc., for the period October 1, 1999 to date of sale (January 27, 2000) were $394,915.

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE

Notes payable at September 30, 2001 and 2000 consist of the following:

                                                          2001           2000
                                                      ------------  ------------
Unrelated entity, 10% interest rate,
  due July 31, 2001                                      $ 50,000     $  50,000
Shareholders, 10% interest rate,
     due January 31, 2003, convertible into
     common stock at $.03 per share                        79,000             -
Company's president, 12% interest rate,
      due on demand, convertible into
      common stock at $.01 per share                       60,000             -
Unrelated parties, 12% interest rate, due on
      demand, convertible into common
      stock at $.03 per share                              42,759             -
Unrelated parties, 10% interest rate, due
       January and February, 2002, convertible
       into common stock at $.01 per share                 30,000             -
Unrelated parties, non-interest bearing due
       February 28 2002, convertible into common
       stock at $.03 per share                             18,000             -
                                                      ------------  ------------
               Total                                    $ 279,759     $  50,000
               Less amounts due within one year            79,000             -
                                                      ------------  ------------
                                                        $ 200,759     $  50,000
                                                      ============  ============

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


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended September 30, 2001 and 2000 is as follows:

                                                         2001           2000
                                                      ------------  ------------
Additional cash payment information:
         Interest paid                                $         -   $       239
                                                      ============  ============
         Income taxes                                 $         -   $         -
                                                      ============  ============
Other information:
        Exchange of note receivable for
         accounts payable                             $    39,019   $         -
                                                      ============  ============

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 6 - SHAREHOLDERS' DEFICIT

In January 2001, 3,048,500 shares of common stock were issued at $.01 per share upon exercise of options on a cashless basis and $30,485 was charged to operations.

In February 2001, 25,000 shares of common stock were issued for services valued at $.01 per share. In addition, 100,000 shares of common stock were issued in exchange for interest payable of $15,620.

On February 1, 2000, an option for the purchase of 300,000 shares of common stock at $.10 per share was exercised. The Company received cash of $15,000 and a subscription receivable for $15,000. Subsequently, a question had arisen whether this option should have been exercised and accordingly, an amount of $30,000 has been recorded as equity subject to redemption.

During the year ended September 30, 2000, the Company issued 15,000 shares of common stock at $.25 per share for services rendered.


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, accounts payable, notes and loans to related parties and others approximates fair value because of their short maturities.


NOTE 8 - RELATED PARTY TRANSACTIONS

At September 30, 2001 and 2000, the Company had an outstanding payable to related parties in the amount of $5,084 and $5,647 respectively. The transactions are summarized as follows:

                  Balance at September 30, 1999       $    62
                  Advances during the year              5,585
                                                      --------

                  Balance at September 30, 2000         5,647
                  Payments                             (5,647)
                  Advances                              5,084
                                                      --------

                  Balance at September 30, 2001       $ 5,084
                                                      ========


These advances are non-interest bearing and have no due date.

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 9 - INCOME TAXES

As of September 30, 2001, TMANglobal.com, Inc. had an unused net operating loss carry forward of $948,478 available for use on its future corporate federal income tax returns. This amount includes the net operating losses of TMANO, from the date of inception. The tax amounts have been calculated using the 34% federal and 6% state income tax rates. Due to certain changes of ownership, regulations of the Internal Revenue Service limit the amount of loss that can be used in any one year.

                                                          2001          2000
                                                      ------------  ------------
          Taxes currently payable                     $         -   $         -
          Deferred income tax benefit                     379,391       325,245
          Valuation allowance                            (379,391)     (325,245)
                                                      ------------  ------------
          Provision (benefit) for income taxes        $         -   $         -
                                                      ============  ============

The components of deferred tax assets were as follows at September 30, 2001 and 2000:

                                                          2001           2000
                                                      ------------  ------------
    Deferred tax assets:
        Net operating loss carry forward              $   379,391   $   325,245
                                                      ------------  ------------
    Valuation allowance:
         Beginning of year                            $  (325,245)  $  (151,456)
         Increase during the year                         (54,146)     (173,789)
                                                      ------------  ------------

         Ending Balance                               $  (379,391)  $  (325,245)
                                                      ============  ============


The Company's unused net operating loss carryover as of September 30, 2001, is summarized below:

         Year Loss Originated             Year Expiring            Amount
         --------------------             -------------         -----------
                 1997                          2012             $    8,185
                 1998                          2013                  1,027
                 1999                          2019                369,641
                 2000                          2020                434,473
                 2001                          2021                135,152
                                                                -----------
           Total available net operating loss                   $  948 478
                                                                ===========


NOTE 10 - STOCK OPTIONS

During the fiscal year ended September 30, 2001, no options were issued. However, in January 2001, the Company reduced the number of options outstanding among its option holders and reduced the exercise price on options to purchase 3,048,500 shares of its common stock to $.01 per share. Because this exercise price was less than the quoted market price, $60,970 was charged to operations relating to this price difference.

During the year ended September 30, 2000, options to purchase 600,000 shares of the Company's common stock at an average price per share of $0.25 were granted to certain consultants and FSGH.

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 10 - STOCK OPTIONS (CONTINUED)

A summary of options during the years ended September 30, 2001 and 2000 is shown below:


                                                             Number Of
                                                              Options
                                                            ------------

           Outstanding at September 30, 1999                  4,350,000
               Granted                                          600,000
               Exercised                                              -
               Forfeited                                              -
                                                            ------------
           Outstanding at September 30, 2000                  4,950,000
               Exercised                                     (3,850,000)
               Forfeitures and reductions                    (1,100,000)
                                                            ------------
           Outstanding at September 30, 2001                          -
                                                            ============


NOTE 11 - MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

As shown in the accompanying financial statements, the Company incurred a net loss of $317,332 during the year ended September 30, 2001. In addition, the Company does not expect to generate any working capital or cash flow sufficient to fund its future business activities. The ability of the Company to continue as a going concern is dependent on (1) the Company's ability to develop a sustainable alternative business model, and (2) the Company's ability to obtain additional financing to fund such an alternative business model. There can be no assurance that the Company's efforts to find such an alternative model will be successful nor can there be any assurance that such model will be economically viable. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.