Form 10QSB
period 2001-12-31
TMANGLOBAL COM INC
filed 2002-02-19
CIK 1096275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 2001

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

As of February 16, 2002, the Registrant had 9,086,053 outstanding shares of Common Stock, par value $.0001 per share.


                                   TMANGLOBAL.COM, INC.
                                        FORM 10-QSB
                              QUARTER ENDED DECEMBER 31, 2001

                                                                                  Page No.
                                                                                  -------
Part I.  Financial Information                                                       3

         Item 1.  Financial Statements - TMANglobal.com, Inc. (Unaudited)            4

                  Condensed Balance Sheets (Unaudited) at December 31, 2001          4

                  Condensed Statements of Operations (Unaudited) for the Three       5
                  Months Ended December 31, 2001 and 2000

                  Condensed Statements of Cash Flows (Unaudited) for the Three       6
                  Months Ended December 31, 2001 and 2000

                  Notes to Condensed Consolidated Financial Statements               7-9

         Item 2.  Management's Discussion and Analysis of Results of Operations      10-12
                  and Financial Condition

Part II. Other Information                                                           12

         Item 1.  Legal Proceedings                                                  12

         Item 4.  Submission of Matters to a Vote of Security Holders                13

         Item 6. Exhibits and Reports on Form 8-K                                    13

Signatures                                                                           14


                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS - TMANGLOBAL.COM, INC. (UNAUDITED)

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                DECEMBER 31, 2001


                                     ASSETS
                                     ------


                                                                    DECEMBER 31,
                                                                        2001
                                                                    ------------

Cash                                                                $       635
                                                                    ------------

         Total assets                                               $       635
                                                                    ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:

         Accounts payable                                           $    55,424
         Accrued expenses                                                30,030
         Advances from related party                                      5,084
         Current maturities of notes payable - related party             60,000
         Notes payable                                                  140,759
         Equity subject to potential redemption                          30,000
                                                                    ------------
              Total current liabilities                                 321,297


Long term notes payable                                                  79,000

Stockholders' deficit:
         Common stock, $0.0001 par value; 20,000,000                        909
         shares authorized; 9,08`6,054 and 6,212,554 shares
         issued and outstanding at December 31, 2001 and
         2000, respectively
         Additional paid-in capital                                   3,561,431
         Subscriptions receivable                                       (15,000)
         Deficit                                                     (3,947,002)
                                                                    ------------

                  Total stockholders' deficit                          (399,662)
                                                                    ------------

              Total liabilities and stockholders deficit            $       635
                                                                    ============



           -See accompanying notes to condensed financial statements-

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                               THREE MONTHS ENDED

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2001            2000
                                                     ------------   ------------

Revenue                                              $        --    $     7,579

Cost of sales                                                 --          4,810
                                                     ------------   ------------

Gross profit                                                  --          2,769

General and administrative expenses                          773         64,846
                                                     ------------   ------------

Loss from operations                                        (773)       (62,077)

Interest expense                                          (8,376)         1,527
                                                     ------------   ------------

Net loss                                             $    (9,149)   $   (60,550)
                                                     ============   ============

Loss per share - basic and diluted                   $     (0.00)   $     (0.01)
                                                     ============   ============

Weighted average shares outstanding - basic and
diluted                                                8,727,116      6,214,553
                                                     ============   ============


           -See accompanying notes to condensed financial statements-

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                           2001          2000
                                                         ---------     ---------

Net cash used in operating activities                    $   (773)     $(24,837)

Cash flows from investing activities:
         Payments on loans receivable                          --         9,573
            Loan receivable - related party                    --            --

Net cash provided (used) by investing                        (773)        9,573
activities

Cash flows from financing activities:
         Loan payable - related party                          --        (1,500)
         Checks outstanding in excess of bank                  --          (533)
            balance
         Payments on long term debt                            --            --
    Net cash provided by financing activities                  --          (967)
                                                         ---------     ---------

Net decrease in cash                                         (773)      (16,231)
                                                         ---------     ---------

Cash at beginning of period                                 1,408        16,431
                                                         ---------     ---------

Cash at end of period                                    $    635      $    200
                                                         =========     =========


           -See accompanying notes to condensed financial statements-

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

            TMANglobal.com, Inc., ("the Company") was formed on December 21, 1998, resulting from a merger between the Martial Arts Network On-line, Inc. (a development stage company, TMANO) and FSGI Corporation (FSGI).

            TMANO was incorporated on May 23, 1996 in the State of Florida as Martial Arts Network, Inc. The company then underwent a name change to the Martial Arts Network On-line, Inc. on June 1, 1997. From its inception through the date of the reverse merger (December 21, 1998) TMANO was in the development stage and engaged primarily in the business of developing its on-line web site. Subsequently, through its web site, the Company offered goods and services to the martial arts, extreme sports, and health and fitness markets.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

            For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of December 31, 2001 and 2000, the Company had no cash equivalents.

PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost and are being depreciated using the straight-line and accelerated methods over the estimated useful lives of two to seven years.

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

ADVERTISING

            Advertising costs are expensed when incurred. The advertising cost incurred for the period ended December 31, 2001 and 2000, was $0 and $4,888, respectively.

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

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


RECLASSIFICATIONS

            Certain items in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

NOTE 3 - SUBSEQUENT EVENTS

         A complaint was filed against the Company regarding the payment of the $50,000 note payable to unrelated parties which was due July 1, 2001 (See Form 10-KSB). The complaint seeks judgment against the Company in the sum of $50,000 together with interests and costs. The Company intends to pursue an out of court settlement of the complaint but there is no assurance that the Company will be successful in it's effort.

         On January 22, 2002 the Company received a notice from the Commonwealth of Kentucky Revenue Cabinet which was addressed to the Company's predecessor ("FSGI") requiring the payment of $10,118 including balances on FSGI's corporation income and license accounts. The Company's management believes that it has received this notice in error as the notice amounts assessed relate to the business activities of FSG in the Commonwealth of Kentucky prior to the Company's formation in 1998. The Company is attempting to resolve this matter with the Revenue Cabinet staff. There is no assurance that the Company will be successful in its effort to resolve this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations and financial condition of TMANglobal.com, Inc. should be read in conjunction with the information contained in the condensed consolidated financial statements and notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB filing for the year ended September 30, 2001.

FORWARD LOOKING INFORMATION

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT BASED ON HISTORICAL FACTS, BUT ARE FORWARD-LOOKING STATEMENTS THAT ARE BASED UPON NUMEROUS ASSUMPTIONS ABOUT FUTURE CONDITIONS THAT COULD PROVE NOT TO BE ACCURATE. ACTUAL EVENTS, TRANSACTIONS AND RESULTS MAY MATERIALLY DIFFER FROM THE ANTICIPATED EVENTS, TRANSACTIONS OR RESULTS DESCRIBED IN SUCH STATEMENTS. THE COMPANY'S ABILITY TO CONSUMMATE SUCH TRANSACTIONS AND ACHIEVE SUCH EVENTS OR RESULTS IS SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE EXISTENCE OF DEMAND FOR AND ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES, ECONOMIC CONDITIONS, THE IMPACT OF COMPETITION AND PRICING, RESULTS OF FINANCING EFFORTS AND OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS THAT ARE BEYOND THE COMPANY'S CONTROL.

         THE COMPANY UNDERTAKES NO OBLIGATION AND DOES NOT INTEND TO UPDATE, REVISE, OR OTHERWISE PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

OVERVIEW

         TMANglobal.com, Inc. ("TMAN" or the "Company"), a corporation formed under the laws of the State of Florida, is the result of a merger between FSGI Corporation and The Martial Arts Network On-Line, Inc. in December 1998. FSGI Corporation was formed under the laws of the State of Florida in 1997 as a holding company for the purpose of acquiring Financial Standards Group, Inc. ("FSG"). That year FSGI Corporation acquired FSG, a Florida company organized in October 1989, to assist credit unions in performing financial services. FSG offered financial services to credit unions as TMAN's wholly-owned subsidiary until its sale in January 2000. On December 21, 1998, FSGI Corporation, at the time a publicly traded company trading on the Over The Counter Bulletin Board as FSGI, acquired all of the outstanding common stock of The Martial Arts Network On-Line, Inc., a wholly owned subsidiary of The Martial Arts Network, Inc. The Martial Arts Network On-Line, Inc., a company organized under the laws of the State of Florida, was developed in 1996 by its parent company The Martial Arts Network, Inc. as an electronic forum dedicated to promoting education and awareness of martial arts through its web site. Upon issuance of shares, and options to purchase shares, of FSGI Corporation's common stock to The Martial Arts Network, Inc., that company became the controlling stockholder FSGI Corporation, and the Company's name was changed to TMANglobal.com, Inc. Currently, the Company's common stock is quoted only in the "pink sheets."

         On January 12, 2001 the Company ceased substantially all of its Internet operations and suspended all activities of its e-commerce segment in addition to terminating all employees as of January 31, 2001. As of the same date, the Company has no source of revenue or income.

         On March 12, 2001, Bodo, LLC, a Virginia limited liability company ("Bodo, agreed to make a capital investment in the Company in the amount of $60,000. Bodo, LLC and the Company executed a Subscription Agreement ("Agreement"), pursuant to which Agreement, Bodo purchased a three-year 12% Convertible Promissory Note in the principal amount of US $60,000 issued by the Company to Bodo. The built-in conversion feature contemplated conversion, at the option of Bodo, into shares of common stock of the Company at a conversion price of $.01 per common share. The Company ceased all of its operations on March 12, 2001, and transitioned into a development stage enterprise as of the same date. The Company's Board of Directors has been working with its existing creditors to satisfy its debts by converting the Company's current debt into equity, including converting the back salaries of its principals into convertible promissory notes. Currently, the Company maintains no operations, employs no part-time or full time employees and engages in no promotional or sales activities. The Company continues to incur costs associated with its continued existence as a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED DECEMBER 31, 2001 AND 2000

         During the three-month period ended December 31, 2001, the Company had no revenues as compared to $7,579 for the same period in 2000. This decrease was directly attributable to the Company's decision to permanently shut down its SuperMall, the Company's e-commerce segment and World Wide Web sales outlet, on January 31, 2001. As the Company ceased all of its sales operations, there was no cost associated with sales for the three-month period ended December 31, 2001, as compared to $4,810 for the three-month period ended December 31, 2000, a decrease of $4,810.

         General and administrative expenses for the three-month period ended December 31, 2001 were $773 as compared to $64,846 for the same period ended December 31, 2000. This substantial decrease was directly related to the management's determination to reduce the Company's overhead and administrative expenses to a minimum, including no current spending on the Company's infrastructure and growth needs. The Company suffered a net loss of $9,149 during the three-month period ended December 31, 2001 as compared to a net loss of $60,550 (or loss of $0.01 per share) for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, the Company's cash (the Company's only asset as of the same date) and total asset balance was $635. Operating activities during the three-month period ended December 31, 2001 accounted for the use of $773, as compared to $24,837 used during the same period ended December 31, 2001. The Company has been unable to fund its cash flow needs on an on-going basis as the Company has ceased all of its operations as of January 12, 2001. The Company has received commitments for loans of up to $100,000 from its majority shareholders and officers to meet its working capital needs and to fund its liquidity shortfalls from operations during the three months ended December 31, 2001 and through March 31, 2002.

         Because the Company terminated all of its operations, it does not expect to generate any working capital or cash flow sufficient to fund its future business activities, if any, during the twelve months following the date hereof. During the three-month period ended December 31, 2001, the Company realized a net loss of $9,149. The Company experienced no loss from discontinued operations for the three-month period ended June 30, 2001. The Company's fixed expenses for staying in existence are now approximately $3,500 per month.

         The Company intends to continue to seek and evaluate new opportunities to acquire private firms or to co-venture with strategic partners whose joint revenues would then contribute to the bottom line of the Company. The Company expects to continue to incur expenses associated with its continued existence as an Exchange Act reporting company. The ability of the Company to fund its future business activities, if any, during the next twelve months will largely be dependent on both (1) the Company's ability to develop a sustainable alternative business model to replace the current one, and (2) the Company's ability to obtain additional financing to fund such alternative business model. There is no assurance that the management of the Company will be able to design such alternative model. There is also no assurance that such model will be economically viable should management design such a plan in the near future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CRC COMPLAINT

         On January 17, 2002, CRC Partners, Ltd., a Florida limited partnership ("CRC"), filed a Complaint in its name against the Company in the circuit court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, captioned CRC PARTNERS, LTD., A FLORIDA LIMITED PARTNERSHIP, PLAINTIFF, vs. TMANGLOBAL.COM, INC., A FLORIDA CORPORATION, DEFENDANT, CASE NO. BA'02-00659AI, against the Company (the "Complaint"). CRC seeks judgment against the Company in the sum of $50,000 together with interest and costs. The Complaint alleges a breach of promissory note executed by the Company on or about August 1, 2000 (the "Note"). Under the terms of the Note, the unpaid principal amount of $50,000 was due and payable in full on July 31, 2001. The Note provided for a 10% interest payment due and payable to CRC in addition to the $50,000 principal payment in the event that on July 31, 2001 the Company's share price is at $0.10 or below. On July 31, 2001, the Company's share price was $0.02. The Company received the Summons on February 2, 2002 and under Florida law has 20 calendar days to answer to the Complaint. As of the date hereof, the Company has not answered the Complaint and intends to pursue an out of court settlement of the Complaint. There is no assurance that the Company will be successful in its effort to settle this Complaint. An unfavorable outcome of this matter may have a material adverse impact on the Company's financial position or business prospects.

KENTUCKY CORPORATION TAX MATTER

         On January 22, 2002, the Company received a Final Notice Before Seizure from the Commonwealth of Kentucky Revenue Cabinet (the "Notice"). The Notice addressed to FSGI Corporation, a Florida Corporation and the Company's predecessor ("FSGI"), provides that $10,117.79 including balances on FSGI's corporation income and license accounts has not been paid as of the date of the Notice. The Notice further provides that the outstanding balance must be paid in full no later than February 21, 2002. The Company's management believes that it has received this Notice in error as the Notice amounts relate to the business activities of FSG in the Commonwealth of Kentucky prior to the Company's formation in 1998. The Company's has attempted to resolve this matter with the Revenue Cabinet staff. As of the date of this filing, no resolution has been reached. There is no assurance that the Company will be successful in its effort to resolve this matter. An unfavorable outcome of this matter may have a material adverse impact on the Company's financial position or business prospects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

         None.

(b)      REPORTS ON FORM 8-K.

         The Company filed no reports on Form 8-K in the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TMANglobal.com, Inc.

                                         By: /s/ Robert J. Carlin
                                             -----------------------------------
                                             Robert J. Carlin,
                                             President, Chief Executive Officer,
                                             Principal Accounting Officer


Date:  February 14, 2001