Form 10QSB
period 2002-03-31
TMANGLOBAL COM INC
filed 2002-05-15
CIK 1096275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

As of March 31, 2002, the Registrant had 9,086,053 outstanding shares of Common Stock, par value $.0001 per share.

                              TMANGLOBAL.COM, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002

                                                                        Page No.
                                                                        --------

Part I.  Financial Information                                                3

         Item 1.  Financial Statements - TMANglobal.com, Inc. (Unaudited)     4

                  Condensed Balance Sheets (Unaudited) at March 31, 2002      4

                  Condensed Statements of Operations (Unaudited) for the      5
                  Six Months Ended March 31, 2002 and 2001

                  Condensed Statements of Cash Flows (Unaudited) for the      6
                  Six Months Ended March 31, 2002 and 2001

                  Notes to Condensed Consolidated Financial Statements      7-9

         Item 2.  Management's Discussion and Analysis of Results of      10-12
                  Operations and Financial Condition

Part II. Other Information                                                   12

         Item 1.  Legal Proceedings                                          12

         Item 6. Exhibits and Reports on Form 8-K                            13

Signatures                                                                   14

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS - TMANGLOBAL.COM, INC. (UNAUDITED)

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2002

                                     ASSETS
                                     ------

                                                                  MARCH 31, 2001
                                                                  --------------

Cash                                                                $     6,448
                                                                    ------------

         Total assets                                               $     6,448
                                                                    ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:

         Accounts payable                                           $    81,121
         Accrued expenses                                                38,223
         Advances from related party                                      5,084
         Current maturities of notes payable - related party             60,000
         Notes payable                                                  140,759
         Equity subject to potential redemption                          30,000

              Total current liabilities                                 355,187
                                                                    ------------

Long term notes payable                                                  79,000

Stockholders' deficit:
         Common stock, $0.0001 par value; 20,000,000                        909
         Shares authorized; 9,086,053 and 6,212,554 shares
         issued and outstanding at March 31, 2002 and 2001,
         respectively
         Additional paid-in capital                                   3,561,431
         Subscriptions receivable                                       (15,000)
         Deficit                                                     (3,975,069)
                                                                    ------------

                  Total stockholders' deficit                          (427,739)
                                                                    ------------

              Total liabilities and stockholders deficit            $     6,448
                                                                    ============

           -See accompanying notes to condensed financial statements-

                                       TMANGLOBAL.COM, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED STATEMENT OF OPERATIONS
                                           (UNAUDITED)
                               FOR THE THREE MONTHS AND SIX MONTHS
                                  ENDED MARCH 31, 2002 AND 2001

                                               THREE MONTHS                  SIX MONTHS
                                              ENDED MARCH 31,              ENDED MARCH 31,

                                            2002           2001           2002           2001
                                        ------------   ------------   ------------   ------------
Revenue                                 $         0    $       606    $         0    $     8,185

Cost of Sales                                     0            889              0          5,699
                                        ------------   ------------   ------------   ------------

Gross profit                                      0           (283)             0          2,486
                                        ------------   ------------   ------------   ------------

General and administrative expenses          19,884        105,980         20,657        170,826
                                        ------------   ------------   ------------   ------------

Loss from operations                        (19,884)      (106,263)       (20,657)      (168,340)
                                        ------------   ------------   ------------   ------------

Interest expense                             (8,194)       (94,186)       (16,570)       (92,659)
                                        ------------   ------------   ------------   ------------

Net loss                                ($   28,078)   ($  200,449)   ($   37,227)   ($  260,999)
                                        ------------   ------------   ------------   ------------

Loss per share-basic and diluted        ($     0.01)   ($     0.03)   ($     0.01)   ($     0.03)
                                        ------------   ------------   ------------   ------------

Weighted average shares
outstanding - diluted and basic           9,086,053      7,650,303      9,086,053      7,649,304
                                        ------------   ------------   ------------   ------------

                    -See accompanying notes to condensed financial statements-

                                                5

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001


                                                           SIX MONTHS ENDED
                                                               MARCH 31,
                                                          2002           2001
                                                       ----------     ----------

Net cash used in operating activities                  $ (37,227)     $(121,631)

Cash flows from investing activities:
         Payments on loans receivable                  $       0         16,167
                                                       ----------     ----------

Net cash provided (used) by investing
activities                                               (37,227)        16,167


Cash flows from financing activities:
         Proceeds from convertible debt/
           Common stock                                                  90,000
         Loan payable - related party                     10,000         (1,500)
         Checks outstanding in excess of bank
            balance                                                        (533)
         Increase in accounts payable                     32,267
                                                       ----------

Net cash provided by financing activities                 42,267        (89,033)
                                                       ----------     ----------

Net increase (decrease) in cash                           (5,040)       (16,431)
                                                       ----------     ----------

Cash at beginning of period                                1,408         16,431
                                                       ----------     ----------

Cash at end of period                                  $   6,448      $       0
                                                       ==========     ==========

           -See accompanying notes to condensed financial statements-

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

         TMANglobal.com, Inc., ("the Company") was formed on December 21, 1998, resulting from a merger between the Martial Arts Network On-line, Inc. (a development stage company, TMANO) and FSGI Corporation ("FSGI").

         TMANO was incorporated on May 23, 1996 in the State of Florida as Martial Arts Network, Inc. The company then underwent a name change to "Martial Arts Network On-line, Inc." on June 1, 1997. From its inception through the date of the reverse merger (December 21, 1998) TMANO was in the development stage and engaged primarily in the business of developing its on-line Web site. Subsequently, through its Web site, the Company offered goods and services to the martial arts, extreme sports, and health and fitness markets.

         FSGI was incorporated on May 15, 1997, in the State of Florida. FSGI through its wholly owned subsidiary Financial Standards Group, Inc. ("FSG, Inc."), provided auditing and accounting services to assist credit unions and their supervisory committees in performing comprehensive internal and regulatory compliance audits in satisfaction of their statutory requirements. FSG, Inc. had operations in Georgia, Florida, Kentucky, Michigan, Mississippi, Louisiana, California, and Hawaii. FSG, Inc. was sold on January 27, 2000 and is reflected as a discontinued operation.

         On March 12, 2001, the Company terminated all of its operations. Currently, the Company maintains no operations, employs no part-time or full-time employees and engages in no promotional or sales activities. As of the same date, the Company had no source of revenue or income. However, the Company has costs associated with its continued existence as an Exchange Act reporting company. As a result, the Company transitioned into a development stage enterprise as of that date, and as of the date of this filing is such an enterprise.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of March 31, 2002 and 2001, the Company had no cash equivalents.

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

RECLASSIFICATIONS

         Certain items in the 2002 financial statements have been reclassified to conform to the 2001 presentation.

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - SUBSEQUENT EVENTS

         A complaint was filed against the Company regarding the payment of the $50,000 note payable to unrelated parties which was due July 1, 2001 (See Form 10-KSB for the period ended September 30, 2001). The complaint seeks judgment against the Company in the sum of $50,000 together with interests and costs. The Company intends to pursue an out of court settlement of the complaint but there is no assurance that the Company will be successful in its effort.

         On January 22, 2002 the Company received a notice from the Commonwealth of Kentucky Revenue Cabinet which was addressed to the Company's predecessor, FSGI, requiring the payment of $10,118 including balances on FSGI's corporation income and license accounts. The Company's management believes that it has received this notice in error as the notice amounts assessed relate to the business activities of FSG in the Commonwealth of Kentucky prior to the Company's formation in 1998. The Company is attempting to resolve this matter with the Revenue Cabinet staff. There is no assurance that the Company will be successful in its effort to resolve this matter.

         On January 29, 2002, the Company issued a promissory note in the amount of $10,000 to an unrelated party. The promissory note bears an annual interest rate of 8% and is due on April 3, 2003.

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

RESULTS OF OPERATIONS - SIX-MONTH PERIOD ENDED MARCH 31, 2002 AND 2001

         During the six-month period ended March 31, 2002, the Company had no revenues as compared to $8,185 for the same period in 2001. This decrease was directly attributable to the Company's decision to permanently shut down its SuperMall, the Company's e-commerce segment and World Wide Web sales outlet, on January 31, 2001. As the Company ceased all of its sales operations, there was no cost associated with sales for the six-month period ended March 31, 2002, as compared to $5,699 for the six-month period ended March 31, 2001, a decrease of $5,699.

         General and administrative expenses for the six-month period ended March 31, 2002 were $20,657 as compared to $170,826 for the same period ended March 31, 2001. This substantial decrease was directly related to the management's determination to reduce the Company's overhead and administrative expenses to a minimum, including no current spending on the Company's infrastructure and growth needs. The Company suffered a net loss of $37,227 during the six-month period ended March 31, 2002 as compared to a net loss of $260,999 (or loss of $0.01 per share) for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, the Company's cash (the Company's only asset as of the same date) and total asset balance was $6,448. Operating activities during the six-month period ended March 31, 2002 accounted for the use of $37,227, as compared to $121,631 used during the same period ended March 31, 2001. The Company has been unable to fund its cash flow needs on an on-going basis as the Company has ceased all of its operations as of January 12, 2001. The Company has received commitments for loans of up to $100,000 from its majority shareholders and officers to meet its working capital needs and to fund its liquidity shortfalls from operations during the six months ended March 31, 2002 and through June 30, 2002.

         Because the Company terminated all of its operations, it does not expect to generate any working capital or cash flow sufficient to fund its future business activities, if any, during the twelve months following the date hereof. During the six-month period ended March 31, 2002, the Company realized a net loss of $37,227. The Company experienced no loss from discontinued operations for the six-month period ended March 31, 2002. The Company's fixed expenses for staying in existence are now approximately $3,500 per month.

         On January 29, 2002, the Company issued a promissory note in the amount of $10,000 to Clearing Services, a third-party clearing services provider based in Malaga, Spain. The promissory note bears an annual interest rate of 8% and is due in one installment of $10,000 on April 3, 2003. A copy of the promissory note is attached as Exhibit 10.1 hereto.

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

SUBSEQUENT EVENTS

         See Part II. Other Information, Item 1. Legal Proceedings.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CRC COMPLAINT

         On January 17, 2002, CRC Partners, Ltd., a Florida limited partnership ("CRC"), filed a Complaint in its name against the Company in the circuit court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, captioned CRC PARTNERS, LTD., A FLORIDA LIMITED PARTNERSHIP, PLAINTIFF, vs. TMANGLOBAL.COM, INC., A FLORIDA CORPORATION, DEFENDANT, CASE NO. BA'02-00659AI, against the Company (the "Complaint"). CRC seeks judgment against the Company in the sum of $50,000 together with interest and costs. The Complaint alleges a breach of promissory note executed by the Company on or about August 1, 2000 (the "Note"). Under the terms of the Note, the unpaid principal amount of $50,000 was due and payable in full on July 31, 2001. The Note provided for a 10% interest payment due and payable to CRC in addition to the $50,000 principal payment in the event that on July 31, 2001 the Company's share price is at $0.10 or below. On July 31, 2001, the Company's share price was $0.02. The Company intends to pursue an out of court settlement of the Complaint. There is no assurance that the Company will be successful in its effort to settle this Complaint. An unfavorable outcome of this matter may have a material adverse impact on the Company's financial position or business prospects.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

         10.1 Promissory Note, by and between the Company and Clearing Services, in the amount of $10,000, dated January 28, 2002.

(b)      REPORTS ON FORM 8-K.

         The Company filed no reports on Form 8-K in the quarter ended March 31, 2002.

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


Date:  May 15, 2002