Form 10QSB
period 2002-06-30
TMANGLOBAL COM INC
filed 2002-08-14
CIK 1096275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2002

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

As of August 12, 2002, the Registrant had 9,086,053 outstanding shares of Common Stock, par value $.0001 per share.

                              TMANGLOBAL.COM, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002

                                                                        PAGE NO.
                                                                        --------

Part I.  Financial Information                                              3

     Item 1. Financial Statements - TMANglobal.com, Inc. (Unaudited)        4

             Condensed Balance Sheets (Unaudited) at June 30, 2002          4

             Condensed Statements of Operations (Unaudited) for the Three   5
             Months Ended June 30, 2002 and 2001 and for the Nine Months Ended June 30, 2002 and 2001

             Condensed Statements of Cash Flows (Unaudited) for the Nine    6
             Months Ended June 30, 2002 and 2001

             Notes to Condensed Consolidated Financial Statements          7-9

     Item 2. Management's Discussion and Analysis of Results of            10-12
             Operations and Financial Condition

Part II. Other Information                                                 12

     Item 1. Legal Proceedings                                             12

     Item 2. Changes in Securities                                         13

     Item 3. Defaults upon Senior Securities                               13

     Item 4. Submission of Matters to a Vote of Security Holders           13

     Item 5. Other Information                                             13

     Item 6. Exhibits and Reports on Form 8-K                              13

Signatures                                                                 14

Exhibits                                                                   15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - TMANGLOBAL.COM, INC. (UNAUDITED)

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 2002


                                     ASSETS
                                     ------

                                                                   JUNE 30, 2001
                                                                   -------------

Cash                                                                $     1,479
                                                                    ------------

          Total assets                                              $     1,479
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


Current liabilities:

     Accounts payable                                               $    78,007
     Accrued expenses                                                    46,846
     Advances from related party                                          5,084
     Current maturities of notes payable - related party                 60,000
     Notes payable                                                      140,759
     Equity subject to potential redemption                              30,000
                                                                    ------------

          Total current liabilities                                     360,696
                                                                    ------------

Long term notes payable                                                  79,000

Stockholders' deficit:
     Common stock, $0.0001 par value; 20,000,000                            909
     shares authorized; 9,086,053 shares issued and
     outstanding at June 30, 2002
     Additional paid-in capital                                       3,561,431
     Subscriptions receivable                                           (15,000)
     Deficit                                                         (3,985,557)
                                                                    ------------

          Total stockholders' deficit                                  (438,217)
                                                                    ------------

          Total liabilities and stockholders deficit                $     1,479
                                                                    ============




           -See accompanying notes to condensed financial statements-


                                     TMANGLOBAL.COM, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED STATEMENT OF OPERATIONS
                                         (UNAUDITED)
                             FOR THE THREE MONTHS AND NINE MONTHS
                                 ENDED JUNE 30, 2002 AND 2001


                                          THREE MONTHS                  NINE MONTHS
                                          ENDED JUNE 30                 ENDED JUNE 30

                                       2002           2001           2002           2001
                                   ------------   ------------   ------------   ------------
Revenue                            $         0    $         0    $         0    $     8,185

Cost of Sales                                0              0              0          5,699
                                   ------------   ------------   ------------   ------------

Gross profit                                 0              0              0          2,486
                                   ------------   ------------   ------------   ------------

General and administrative
expenses                                 1,855          8,228         22,512        179,054
                                   ------------   ------------   ------------   ------------

Loss from operations                    (1,855)        (8,228)       (22,512)      (176,568)
                                   ------------   ------------   ------------   ------------

Interest expense                        (8,623)        (8,285)       (25,193)      (100,944)
                                   ------------   ------------   ------------   ------------

Net loss                           ($   10,478)   ($   16,513)   ($   47,705)   ($  277,512)
                                   ------------   ------------   ------------   ------------

Loss per share-basic and diluted         (nil)    ($      nil)   ($     0.01)   ($     0.03)
                                   ------------   ------------   ------------   ------------

Weighted average shares
outstanding - diluted and basic      9,086,053      9,086,053      9,086,053      8,128,220
                                   ------------   ------------   ------------   ------------

                  -See accompanying notes to condensed financial statements-


                                              5

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                           NINE MONTHS ENDED
                                                                JUNE 30,

                                                           2002          2001
                                                        ----------    ----------

Net cash used in operating activities                   $ (47,705)    $(122,411)

Cash flows from investing activities:
    Payments on loans receivable                        $       0        16,167
                                                        ----------    ----------

Net cash provided (used) by investing
    activities                                            (47,705)     (106,244)


Cash flows from financing activities:
    Proceeds from convertible debt/
      Common stock                                              0        90,000
    Loan payable - related party                           10,000        (1,500)
    Proceeds from officer loan                                  0         5,084
    Note Payable                                          (50,000)            0
    Note interest payable                                  25,193             0
    Check outstanding in excess of bank balance                 0          (533)
    Increase in accounts payable
                                                           62,583             0
Net cash provided by financing activities                  47,776        94,117
                                                        ----------    ----------

Net increase (decrease) in cash                                71       (12,127)
                                                        ----------    ----------

Cash at beginning of period                                 1,408        16,431
                                                        ----------    ----------

Cash at end of period                                   $   1,479     $   4,304
                                                        ==========    ==========

--------------------------------------------------------------------------------

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

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - SUBSEQUENT EVENTS

         A complaint was filed against the Company regarding the payment of the $50,000 note payable to unrelated parties which was due July 1, 2001 (See Form 10-KSB for the period ended September 30, 2001). The complaint seeks judgment against the Company in the sum of $50,000 together with interests and costs. On May 23, 2002, a judgment was rendered against the Company requiring the Company to pay the $50,000 note plus accrued interest of $9,049. The note will continue to bear interest at 11% until paid. At the present time, the Company has little assets and access to capital and may not be available to pay the judgement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the results of operations and financial condition of TMANglobal.com, Inc. should be read in conjunction with the information contained in the condensed consolidated financial statements and notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB filing for the year ended September 30, 2001 and Form 10-QSB filing for the quarter ended March 31, 2002.

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

RESULTS OF OPERATIONS - NINE-MONTH PERIOD ENDED JUNE 30, 2002 AND 2001

      During the nine-month period ended June 30, 2002, the Company had no revenues as compared to $8,185 for the same period in 2001. This decrease was directly attributable to the Company's decision to permanently shut down its SuperMall, the Company's e-commerce segment and World Wide Web sales outlet, on January 31, 2001. As the Company ceased all of its sales operations, there was no cost associated with sales for the nine-month period ended June 30, 2002, as compared to $5,699 for the six-month period ended June 30, 2001, a decrease of $5,699.

      General and administrative expenses for the nine-month period ended June 30, 2002 were $22,512 as compared to $179,054 for the same period ended June 30, 2001. This substantial decrease was directly related to the management's determination to reduce the Company's overhead and administrative expenses to a minimum, including no current spending on the Company's infrastructure and growth needs. The Company suffered a net loss of $47,705 during the nine-month period ended June 30, 2002 as compared to a net loss of $277,572 (or loss of $0.01 per share) for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2002, the Company's cash (the Company's only asset as of the same date) and total asset balance was $1,479. Operating activities during the nine-month period ended June 30, 2002 accounted for the use of $47,705, as compared to $122,411 used during the same period ended June 30, 2001. The Company has been unable to fund its cash flow needs on an on-going basis as the Company has ceased all of its operations as of January 12, 2001. The Company has received commitments for loans of up to $100,000 from its majority shareholders and officers to meet its working capital needs and to fund its liquidity shortfalls from operations during the nine months ended June 30, 2002 and through September 30, 2002.


      Because the Company terminated all of its operations, it does not expect to generate any working capital or cash flow sufficient to fund its future business activities, if any, during the twelve months following the date hereof. During the nine-month period ended June 30, 2002, the Company realized a net loss of $47,705. The Company experienced no loss from discontinued operations for the nine-month period ended June 30, 2002. The Company's fixed expenses for staying in existence are now approximately $3,500 per month.

      On January 29, 2002, the Company issued a promissory note in the amount of $10,000 to Clearing Services, a third-party clearing services provider based in Malaga, Spain. The promissory note bears an annual interest rate of 8% and is due in one installment of $10,000 on April 3, 2003.

      On May 23, 2002, the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida rendered a default judgment against the Company in the Complaint (as the term is defined below) in the total amount of $59,049.04, interest included, which sum is to bear annual interest at the rate of 11% percent from the date of the default judgment until it is fully paid. The Company has little assets and limited access to capital to date and is unable to pay the default judgment in part or in full. In the event that the judgment creditor decides to enforce its right to collect the default judgment amount, the consequences to the Company may be catastrophic. In such eventuality, there is no assurance that the Company will be able to pay any portion of the default judgment amount or that the Company may maintain its existence as a business entity. (See Part II, Item 1. Legal Proceedings).

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CRC COMPLAINT

      On January 17, 2002, CRC Partners, Ltd., a Florida limited partnership ("CRC"), filed a Complaint in its name against the Company in the circuit court of the 15th Judicial Circuit, in and for Palm Beach County, Florida (the "Florida Court"), captioned CRC PARTNERS, LTD., A FLORIDA LIMITED PARTNERSHIP, PLAINTIFF, vs. TMANGLOBAL.COM, INC., A FLORIDA CORPORATION, DEFENDANT, CASE NO. BA'02-00659AI, against the Company (the "Complaint"). CRC seeks judgment against the Company in the sum of $50,000 together with interest and costs. The Complaint alleges a breach of promissory note executed by the Company on or about August 1, 2000 (the "Note"). Under the terms of the Note, the unpaid principal amount of $50,000 was due and payable in full on July 31, 2001. The Note provided for a 10% interest payment due and payable to CRC in addition to the $50,000 principal payment in the event that on July 31, 2001 the Company's share price is at $0.10 or below. On July 31, 2001, the Company's share price was $0.02.

DEFAULT JUDGMENT

      On May 23, 2002, the Florida Court rendered a default judgment against the Company in the Complaint. The Florida Court awarded the plaintiff in the Complaint the principal sum of $50,000, plus interest through May 23, 2002, in the amount of $9.049.04 for a total sum of $59,049.04, which sum is to bear annual interest at the rate of 11% percent from the date of the default judgment. The court further reserved jurisdiction to award attorney fees and costs, if appropriate.

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


ITEM 2. CHANGES IN SECURITIES

         None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.   SUBMISSION MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Company's security holders during the period covered by this quarterly report.


ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

         3.1      Articles of Incorporation and amendment thereto (1).
         3.2      By-laws (1).
         4.1      Certificate for shares of common stock (1).
         10.1 Promissory Note, by and between the Company and Clearing Services, in the amount of $10,000, dated January 28, 2002
                  (2).
         10.2 Consulting Agreement dated March 9, 1999 between K. M. Ward Inc. and the Company (1).
         10.3 Consulting Agreement dated March 17, 1999 between VistaQuest, Inc. and the Company (1).
         10.4 General Agreement dated April 29, 1999 between Elliott, Lane & Assoc., Inc. and the Company (1).
         10.5 Purchase Contract dated November 13, 1998 between Bonnie Davis and FSGI Corporation (1).
         99.1 Principal Executive Officer Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 (3).
         99.2     Default Judgment. (3).


         (1) Previously included as an exhibit to the Registrant's Form 10-SB filed October 13, 1999 and incorporated by reference herein.
         (2) Previously included as an exhibit to the Registrant's Form 10-QSB filed May 15, 2002 and incorporated by reference herein.
         (3)      Filed herewith.


(b)      REPORTS ON FORM 8-K.

         The Company filed no reports on Form 8-K in the quarter ended June 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TMANglobal.com, Inc.



                                         By: /s/ Robert J. Carlin
                                         ----------------------------
                                         Robert J. Carlin,
                                         President, Chief Executive Officer,
                                         Principal Accounting Officer

Date:  August 14, 2002