Form 10KSB
period 2002-09-30
TMANGLOBAL COM INC
filed 2003-01-14
CIK 1096275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2002

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-27631
                             _____________________


                              TMANGLOBAL.COM, INC.
                 (Name of small business issuer in its charter)

           Florida                                      65-0782227
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

10693 Anna Marie Drive, Glen Allen Virginia                 23060
 (Address of principal executive offices)                 (Zip Code)

                                 (804) 290-0803
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer has no revenues for the fiscal year ended September 30, 2002.

The aggregate market value of registrant's common stock held by non-affiliates based upon the closing bid price on December 19, 2002, as reported in the pink sheets, was approximately $63,602.

As of December 19, 2002, there were 9,086,053 shares of the registrant's common stock outstanding.

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

         During the fiscal quarter ended March 31, 2001, the Company issued $139,759 of convertible notes in settlement of accounts payable, accrued expenses and due to stockholders. In addition, an additional $90,000 of convertible notes were issued for cash. A summary of the convertible notes is as follows:

   Due to stockholders, interest rate of 10%, due January 31, 2003, convertible into common stock at $.03 per share.......................$  79,000
   Due to unrelated parties, interest rate of 12%, due on demand,
convertible into common stock at $.01 per share.......................   60,000
   Due to unrelated parties, interest rate of 12%, due on demand,
convertible into common stock at $.03 per share.......................   42,759
   Due to unrelated parties, interest rate of 10%, due January and
February, 2002, convertible into common stock at $.01 per share.......   30,000
   Due to unrelated parties, interest rate of 0%, due February 28,
2002, convertible into common stock at $.03 per share.................   18,000
                                                                      ----------
   Total..............................................................$ 229,759


         As of September 30, 2002, TMAN has sold all of its martial arts-related properties back to The Martial Arts Network, Inc. ("MANI") in exchange for the cancellation of all remaining indebtedness to that company.

EMPLOYEES OF THE COMPANY

         As of January 31, 2002 and since that time, the Company has no full-time or part-time employees.

VOTING CONTROL OF THE COMPANY'S COMMON STOCK HELD BY ONE DIRECTOR

         As of January 10, 2002, Robert J. Carlin, President, Chief Executive Officer and a Director of the Company, holds the sole voting power for a majority of the outstanding shares of common stock, and is therefore in a position to control the Company by being able to nominate and to elect the Company's Board of Directors. The Board of Directors establishes corporate policies and has the sole authority to nominate and elect the Company's officers to carry out those policies. See "Security Ownership of Certain Beneficial Owners and Management."

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

ITEM 3. LEGAL PROCEEDINGS.

         CRC COMPLAINT

         On January 17, 2002, CRC Partners, Ltd., a Florida limited partnership ("CRC"), filed a Complaint in its name against the Company in the circuit court of the 15th Judicial Circuit, in and for Palm Beach County, Florida (the "Florida Court"), captioned CRC PARTNERS, LTD., A FLORIDA LIMITED PARTNERSHIP, PLAINTIFF, vs. TMANGLOBAL.COM, INC., A FLORIDA CORPORATION, DEFENDANT, CASE NO. BA'02-00659AI (the "Complaint"). CRC sought judgment against the Company in the sum of $50,000 together with interest and costs. The Complaint alleged a breach of promissory note executed by the Company on or about August 1, 2000 (the "Note"). Under the terms of the Note, the unpaid principal amount of $50,000 was due and payable in full on July 31, 2001. The Note provided for a 10% interest payment due and payable to CRC in addition to the $50,000 principal payment in the event that on July 31, 2001 the Company's share price is at $0.10 or below. On July 31, 2001, the Company's share price was $0.02.

         On May 23, 2002, the Florida Court rendered a default judgment against the Company in the Complaint. The Florida Court awarded the plaintiff in the Complaint the principal sum of $50,000, plus interest through May 23, 2002, in the amount of $9,049.04 for a total sum of $59,049.04, which sum is to bear annual interest at the rate of 11% percent from the date of the default judgment. The court further reserved jurisdiction to award attorney fees and costs, if appropriate. As of the date of this Annual Report, the judgment creditor has not made attempts to collect, in part or in full, the amount under the default judgment.

         KENTUCKY CORPORATION TAX MATTER

         On January 22, 2002, the Company received a Final Notice Before Seizure from the Commonwealth of Kentucky Revenue Cabinet (the "Notice"). The Notice addressed to FSGI Corporation, a Florida Corporation and the Company's predecessor ("FSGI"), provides that $10,117.79 including balances on FSGI's corporation income and license accounts has not been paid as of the date of the Notice. The Notice further provides that the outstanding balance must be paid in full no later than February 21, 2002. The Company's management believes that it has received this Notice in error as the Notice amounts relate to the business activities of FSG in the Commonwealth of Kentucky prior to the Company's formation in 1998. The Company has attempted to resolve this matter with the Revenue Cabinet staff. As of the date of this filing, no resolution has been reached. There is no assurance that the Company will be successful in its effort to resolve this matter. An unfavorable outcome of this matter may have a material adverse impact on the Company's financial position or business prospects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 2002.

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

            PERIOD                     HIGH BID               LOW BID
            ------                     --------               -------
Fiscal 2002
-----------
         1st quarter                     0.03                  0.005
         2nd quarter                    0.005                  0.005
         3rd quarter                    0.007                  0.005
         4th quarter                    0.007                  0.007
Fiscal 2001
-----------
         1st quarter                     0.75                   0.01
         2nd quarter                     0.75                   0.08
         3rd quarter                     0.75                   0.07
         4th quarter                     0.30                   0.05

         The quotations set forth above were obtained from Nasdaq OTC Bulletin Board quarterly quote summaries, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 19, 2002, the closing bid price for TMAN's common stock as quoted in the "pink sheets" was $.005 per share. As of the same date, there were approximately 64 holders of record of TMAN's common stock.

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

         For the fiscal year ended September 30, 2002, the Company has not engaged in any sales of unregistered shares of its common stock, nor has the Company attempted to raise capital in a private placement of its shares of common stock or obtain any bridge financing loans. The Company has not issued any shares of its common stock and/or options to purchase such shares to the Company's newly appointed directors or any consultants.

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

RESULTS OF OPERATION

         The audit report of the Company's independent certified public accountant relating to the fiscal year ended September 30, 2002 has been prepared assuming that the Company will continue as a going concern. The Company has experienced losses in 2002 and 2001 and has discontinued all of its operations. On January 12, 2001 the Company ceased substantially all of its Internet operations and suspended all activities of its e-commerce segment in addition to terminating all employees as of January 31, 2001. As of the same date, the Company has no source of revenue or income. On March 12, 2001, the Company ceased all of its operations and transitioned into a development stage enterprise. The Company remains a development stage enterprise as of the date of this Annual Report.

         For the period ended September 30, 2002, the Company experienced a net loss of $60,100 and had negative cash flows from operations. The Company's management expects that the Company will continue to experience losses during the current fiscal year. As of March 31, 2001, the Company has sold all of its martial arts-related properties back to MANI in exchange for the cancellation of all remaining indebtedness to MANI. The Company has developed a plan to continue as a going concern, which plan is dependent upon the Company's obtaining additional capital. The ability of the Company to fund its business activities, if any, during the next twelve months will largely be dependent on both (1) the Company's ability to develop and to implement a sustainable business model, and
(2) the Company's ability to obtain additional financing to fund such business model. There is no assurance that the management of the Company will be able to develop and implement such business model. There is also no assurance that such model will be economically viable should management design such a plan in the near future. The Company has received commitments for loans of up to $100,000 from its majority shareholders and officers to meet its working capital needs. The Company intends to raise additional capital in a private equity placement during the current fiscal year. There can be no assurance that the Company's capital raising efforts will be successful or, if successful, such effort would generate financing on terms favorable to the Company.

FINANCIAL CONDITION

         As of September 30, 2002, the Company's both cash balance and total assets balances were $602. Operating expenses during the twelve-month period ended September 30, 2002 accounted for the use of $26,330 as compared to $210,498 used during the same period ended September 30, 2001. This increase is attributable to the management's effort to minimize its on-going expenses and the Company's development stage enterprise status. During the twelve month period ended September 30, 2002, the Company realized a net loss of $60,100 as compared to a loss of $317,332 for the same period ended September 30, 2001. The Company expects to continue to operate at a loss through the fiscal year ended September 30, 2003. As the Company has discontinued all of its operations, it has no working capital resources or cash flow to fund its working capital needs during the twelve months following the date hereof. The ability of the Company to fund its working capital needs during the next twelve months will largely be dependent on its ability to obtain additional debt and equity financing. Presently, the sole source of the Company's financing is loans from its majority shareholders and officers which will fund the Company's obligations to meet its working capital needs. The majority of expenses incurred by the Company in the previous fiscal year could be directly attributed to maintaining the Company's status as an Exchange Act company. The Company's fixed expenses for staying in existence remain approximately $3,500 per month.

         On May 23, 2002, the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida rendered a default judgment against the Company in the Complaint (as the term is defined below) in the total amount of $59,049.04, interest included, which sum is to bear annual interest at the rate of 11% percent from the date of the default judgment until it is fully paid. The Company has little assets and limited access to capital to date and is unable to pay the default judgment in part or in full. In the event that the judgment creditor decides to enforce its right to collect the default judgment amount, the consequences to the Company may be catastrophic. In such eventuality, there is no assurance that the Company will be able to pay any portion of the default judgment amount or that the Company may maintain its existence as a business entity. (See "Part I, Item 3. Legal Proceedings").

         The Company intends to continue to seek and evaluate new opportunities to acquire private firms or to co-venture with strategic partners whose joint revenues would then contribute to the bottom line of the Company. The Company expects to continue to incur expenses associated with its continued existence as an Exchange Act reporting company. The ability of the Company to fund its future business activities, if any, during the next twelve months will largely be dependent on both (1) the Company's ability to develop a sustainable alternative business model to replace the current one, and (2) the Company's ability to obtain additional financing to fund such alternative business model. There is no assurance that the management of the Company will be able to design such alternative model. There is also no assurance that such model will be economically viable should management design such a plan in the near future. Further, there can be no assurance that the Company will be able to secure requisite financing to meet its on-going expenses, or, if and available, such financing would be obtained on terms favorable to the Company. If available, such financing would likely result in substantial dilution to the existing shareholders of the Company.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Company has established a two-member Board of Directors. On December 31, 2002, members of the Board of Directors were as follows:

NAME                           AGE    OFFICE
----                           ---    ------

Robert J. Carlin               42     Director, President, Chief Executive
                                      Officer and Secretary
Mohamed A. Khashoggi           39     Director

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

         MOHAMED A. KHASHOGGI. Mr. Khashoggi has been a Director since March 13, 2001. From 1998 to present, Mr. Khashoggi has been President and a Director of Spantel Communications, S.A. of Madrid, a telecommunications company organized under the laws of and located in Spain. From 1996 to 1998, Mr. Khashoggi provided consulting services on behalf of Ibadesa S.L., a business consulting firm in Madrid, Spain. He holds a Masters degree in International Studies from the University of Utah.

         The Company does not pay any board members any fee or stipend for their service but does reimburse directors for any reasonable expenses pertaining to attending meetings, including travel, lodging and meals.

         The Company's Articles of Incorporation provide that the Board of Directors shall consist of not less than one, nor more than seven directors, each of which shall be elected annually, and serve for a term of one year. Currently the Board of Directors consists of Messrs. Carlin and Khashoggi, both elected in March 2001. Messrs. Carlin and Khashoggi will serve until the next annual meeting of stockholders and until the election and qualification of their respective successors. Officers are elected annually by the Board of Directors and, subject to existing employment agreements, if any, serve at the discretion of the Board.

         There are no material proceedings to which any director, officer or affiliate of the Company, any beneficial owner of more than five percent of of the Company common stock, or any associate of any such director, officer, affiliate of of the Company or security holder is a party adverse to of the Company or any of its subsidiaries or has a material interest adverse to of the Company or any of its subsidiaries.

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

         Except as set forth below, based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the number of (i) late reports, (ii) transactions that were not reported on a timely basis during the fiscal year ended September 30, 2002, and
(iii) any known failure to file a required report by officers, directors and beneficial owners of more than 10% of the Company's common stock is as follows:
(1) three reporting stockholders, The Martial Arts Network, Inc., Tony Interdonato and Ron Tramontano, each failed file a Form 4 to report an acquisition which occurred in January 2001; and (2) Mr. Carlin and Mr. Khashoggi each failed to file a Form 3 for March 2001 (when they became reporting persons).

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three years by each person serving as the Company's Chief Executive Officer during the last year and the Company's three most highly compensated executive officers serving at the end of the year ended September 30, 2002 whose compensation was in excess of $100,000.


                                                                                LONG-TERM COMPENSATION
                                                                       ---------------------------------------
                                   ANNUAL COMPENSATION                           AWARDS              PAYOUTS
                     -----------------------------------------------   --------------------------   ----------
                                                                                     SECURITIES
                                                        OTHER          RESTRICTED    UNDERLYING
   NAME AND                                             ANNUAL            STOCK       OPTIONS/        LTIP         ALL OTHER
PRINCIPAL POSITION   YEAR   SALARY($)     BONUS($)   COMPENSATION($)     AWARDS($)     SARS(#)      PAYOUTS($)  COMPENSATION($)
--------------------------------------------------------------------------------------------------------------------------------
Robert J. Carlin,     2002        -          -               -                -            -             -              -
Chief Executive       2001        -          -               -                -            -             -              -
Officer (1)           2000        -          -               -                -            -             -              -

Tony Interdonato      2002        -          -               -                -            -             -              -
(2)                   2001    4,863          -               -                -            -             -              -
                      2000   25,000          -          23,000                -      1,000,000           -              -

________________

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         There were no options to purchase shares of common stock of the Company and SARs granted by the Company to its named executive officers in the fiscal year ended September 30, 2002.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         There were no options to purchase shares of common stock of the Company or SARs exercised in the last fiscal year ended September 30, 2002.

DIRECTOR AND OFFICER COMPENSATION

         The Company does not compensate directors for the activities they perform in their capacity as director. As of the date hereof, the President, the sole officer of the Company, receives no compensation for his services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of December 31, 2002 with respect to the beneficial ownership of the outstanding shares of the Company's common stock by (1) each person known by the Company to be the beneficial owner of more than 5% of the common stock; (2) each director of the Company; (3) each Named Executive Officer; and (4) all directors and executive officers as a group. On December 31, 2002 there were 9,086,053 shares of common stock issued and outstanding.


            NAME AND ADDRESS                                            NUMBER OF SHARES              % OF STOCK
         OF BENEFICIAL OWNER (1)              TITLE OF CLASS           BENEFICIALLY OWNED       BENEFICIALLY OWNED (2)
         -----------------------              --------------           ------------------       ----------------------
The Martial Arts Network, Inc.                 Common Stock                3,670,000                      40.4%
1000 Universal Studios Plaza #22A
Orlando, Florida 32819-7610

Tony Interdonato                               Common Stock              4,340,000 (3)                    47.8%
5201 Overview Court
Orlando, FL 32819

Ron J. Tramontano                              Common Stock              4,340,000 (3)                    47.8%
7386 Water Dance Way
Lake Worth, FL 33467

De Martino Finkelstein Rosen & Virga           Common Stock              1,425,289 (4)                    13.6%
1818 N Street, NW, Suite 400
Washington, DC 20036

Robert J. Carlin                               Common Stock              5,010,000 (5)                    55.1%
10693 Anna Marie Drive
Glen Allen, Virginia 23060

Mohamed Khashoggi                              Common Stock                    0                           0
200-A Benabola
Puerta Banus, 29660, Malaga
Spain

All directors and officers as a group          Common Stock              5,010,000 (6)                    55.1%
(2 persons)
___________

(1) Unless noted, all of such shares of common stock are owned as of January 10, 2002 by each person or entity named as beneficial owner and such person or entity has sole voting and dispositive power with respect to the shares of common stock owned by each of them.
(2) As to each person or entity named as beneficial owner, such person's or entity's percentage of ownership is determined by assuming that any options held by such person or entity which are exercisable or convertible within 60 days from the date hereof have been exercised or converted, as the case may be, making the percentages calculable on a fully-diluted basis.
(3) Includes 3,670,000 shares of common stock beneficially owned by The Martial Arts Network, Inc. ("MANI"). The named individuals are considered beneficial owners of the securities held of record by MANI given their respective equity interests in MANI and their respective positions as Chairman (in the case of Mr. Tramontano) or as President and Chief Operating Officer (in the case of Mr. Interdonato) of MANI. Both of the named individuals resigned as directors and executive officers of the Company in March 2001.
(4) Represents 1,425,289 shares of common stock issuable to De Martino Finkelstein Rosen & Virga ("DFRV") upon conversion of a 12% convertible promissory note in the amount of $42,758.68 dated March 1, 2001. Under the terms and provisions of the note, the principal and all accrued interest under the note, at the option of DFRV, may be converted into the common stock shares of the Company with the initial conversion price set at $0.03, subject to adjustment.
(5) Includes 3,670,000 shares of common stock held of record by MANI, 670,000 shares held of record by Ron Tramontano and 670,000 shares held of record by Tony Interdonato. On March 12, 2001, MANI, Ron Tramontano and Tony Interdonato (the "Grantors") entered into an Agreement to Prevent Resale and Irrevocable Proxy Coupled with an Interest with Robert J. Carlin. Under that agreement, the Grantors agreed not to resell any shares of the Company's common stock that they hold unless such resale is effected according to the provisions of Rule 144 of the Securities Act. The Grantors also agreed to irrevocably appoint Robert
         J. Carlin a proxy to vote all of the shares of the Company which each of them hold at any annual, special or other shareholders meeting of the Company. Therefore, Robert J. Carlin is deemed a beneficial owner of the shares of the Company held by each of the Grantors. The Grantors remain beneficial holders of their respective shares as the term "beneficial ownership" is defined in accordance with Rule 13d-3 of the Exchange Act.
(6) All of such shares of common stock are issued and are outstanding; does not include any shares issuable pursuant to options, warrants, convertible securities, etc.

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

         In August 2000, the Company engaged OceanCrest Merchant Group ("OCMG") as a consultant, for a one-year term, to assist it in finding a potential merger/acquisition partner. OCMG received a warrant to purchase up to 500,000 shares of restricted common stock, expiring August 30, 2004, as payment for its services. Such warrant is exercisable at $0.10 per share. Because the warrant may be exercised at any time for an amount of stock which could exceed 5% of the outstanding shares, OCMG may be deemed to be an "affiliate" of the Company. Elliot Lowenstern, a principal in OceanCrest Merchant Group is also a partner in CRC Partners, LTD ("CRC") (see next paragraph).

         On August 1, 2000, the Company borrowed $50,000 from CRC in consideration for a one year promissory note executed by the Company plus 100,000 shares of restricted common stock, payable according to the following terms: if on the due date of the promissory note, the price of the common stock of the Company was trading at $2.00 or higher in a liquid market, then the 100,000 restricted shares previously issued would be payment in full; if the shares were trading between $.10 and $2.00 - the $50,000 principal would be repaid with no interest; and if the shares were trading below $.10 - 10% interest would be charged on the principal payback. In all cases the 100,000 restricted shares would be owned by the partnership. A partner in CRC is also a principal in OCMG.

         On or about January 19, 2001, following optionholders exercised options to purchase common stock of the Company: The Martial Arts Network, Inc., Tony Interdonato, Ron Tramontano and Ron Valli. Each option was exercisable for 1,000,000 shares of the Company's common stock. Using the cashless exercise provisions included in the options, each optionholder surrendered his entire option and received 670,000 shares of common stock, based on the formulae in the options relating to exercise prices and market prices.

         Since January 19, 2001, there have been no issuances of stock to the Company's directors and officers, nor has the Company entered into any employment or consulting agreements with any party or entity.

PROXY AGREEMENTS

         On March 12, 2001, Messrs. Tramontano and Interdonato ("Grantors"), entered into an Agreement to Prevent Resale and Irrevocable Proxy Coupled with an Interest (the "Proxy Agreement") with Robert J. Carlin, the Company's President and Chief Executive Officer ("Grantee"), pursuant to which the Grantors agreed (1) not to engage in the resale of the shares of common stock of the Company held by the Grantors unless such resale is effected pursuant to the provisions of Rule 144 of the Securities Act ("Rule 144") and in ordinary brokerage transactions, as defined for the purposes of Rule 144, and (2) to irrevocably appoint the Grantee a proxy to vote all of the shares of common stock of the Company held by Grantors in the name, place and stead of Grantors at any annual, special or other shareholders meeting.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS.

         Independent Auditors' Reports                                      F-1

         Balance Sheets at September 30, 2002 and 2001                      F-2

         Statements of Operations for the years ended September 30, 2002    F-3
         and 2001 and the cumulative amounts in the development stage since March 12, 2001

         Statements of Changes in Shareholders' Deficit for the years       F-4
         ended September 30, 2002 and 2001

         Statements of Cash Flows for the years ended September 30, 2002    F-5
         and 2001 and the cumulative amounts in the development stage since March 12, 2001

         Notes to Consolidated Financial Statements                         F-6

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
TMANglobal.com, Inc.

We have audited the accompanying balance sheets of TMANglobal.com, Inc. (a development stage company) as of September 30, 2002 and 2001 and the related statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMANglobal.com, Inc. (a development stage company) as of September 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced losses in 2002 and 2001 and has discontinued its operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               /s/SPICER, JEFFRIES & CO.

January 2, 2003
Denver, Colorado


                                   TMANGLOBAL.COM, INC.
                               (A Development Stage Company)

                                      BALANCE SHEETS


                                         ASSETS               September 30,  September 30,
                                                                  2002           2001
                                                              ------------   ------------
CURRENT ASSETS:
   Cash                                                       $       602    $        --
   Accounts receivable                                                 --             --
   Current maturities of notes receivable                              --             --
   Prepaid and other assets                                            --             --
                                                              ------------   ------------
                 TOTAL CURRENT ASSETS                                  --             --
                                                              ------------   ------------
PROPERTY AND EQUIPMENT, NET                                            --          1,408
                                                              ------------   ------------
                TOTAL ASSETS                                  $       602    $     1,408
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                            $    69,240    $    55,424
  Accrued expenses                                                 57,131         21,653
  Advances from related party                                      15,084          5,084
  Notes payable                                                   140,759        140,759
  Current maturities of notes payable - related party             139,000        139,000
  Equity subject to potential redemption                           30,000         30,000
                                                              ------------   ------------
                TOTAL CURRENT LIABILITIES                         451,214        391,920
                                                              ------------   ------------

SHAREHOLDERS' DEFICIT:
  Common stock, $0.0001 par value, 20,000,000 shares
   authorized, 9,086,054 shares issued and
   outstanding                                                        909            909
  Subscriptions receivable                                        (15,000)       (15,000)
  Additional paid-in capital                                    3,561,431      3,561,431
  Deficit                                                      (3,997,952)    (3,937,852)
                                                              ------------   ------------
                TOTAL SHAREHOLDERS' DEFICIT                      (450,612)      (390,512)
                                                              ------------   ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT   $       602    $     1,408
                                                              ============   ============



The accompanying notes are an integral part of these statements.


                                            F-2


                                   TMANGLOBAL.COM, INC.
                               (A Development Stage Company)

                                 STATEMENTS OF OPERATIONS

                                                Year Ended     Year Ended  Cumulative in the
                                               September 30,  September 30,  Development
                                                   2002           2001      Stage (Note 1)
                                               ------------   ------------   ------------
SALES, NET                                     $        --    $     8,185    $        --

COST OF SALES                                           --          5,699             --
                                               ------------   ------------   ------------
     GROSS PROFIT                                       --          2,486             --
                                               ------------   ------------   ------------

OPERATING EXPENSES:
  General and administrative expenses              (26,330)      (210,498)       (35,517)
                                               ------------   ------------   ------------
    LOSS FROM OPERATIONS                           (26,330)      (208,012)       (35,517)
                                               ------------   ------------   ------------
OTHER INCOME(EXPENSE):
  Interest expense                                 (33,770)      (111,654)       (52,070)
  Interest income                                       --          2,334             --
                                               ------------   ------------   ------------
         TOTAL OTHER INCOME (EXPENSE)              (33,770)      (109,320)       (52,070)
                                               ------------   ------------   ------------

NET LOSS                                       $   (60,100)   $  (317,332)   $   (87,587)
                                               ============   ============   ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE:   $      (.01)   $     (.04)
                                               ============   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING              9,086,054      8,008,991
                                               ============   ===========



The accompanying notes are an integral part of these statements.

                                           F-3


                                               TMANGLOBAL.COM, INC.
                                          (A Development Stage Company)

                                  STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT


                                                                       Additional
                                                  Common Stock           Paid-in     Subscriptions
                                            Shares       Par Value       Capital      Receivable       Deficit
                                         ------------   ------------   ------------  ------------   ------------
BALANCES, SEPTEMBER 30, 2000               6,212,554    $       621    $ 3,364,394   $   (15,000)   $(3,620,520)

Embedded conversion feature of debt               --             --         90,000            --             --

Cashless exercise of options and SFAS
123 valuation                              3,048,500            305         91,150            --             --

Conversion of accrued interest payable       100,000             10         15,610            --             --

Issuance of stock for services                25,000              3            247            --             --

Cancellation of shares                      (300,000)           (30)            30            --             --

Net loss                                          --             --             --            --       (317,332)
                                         ------------   ------------   ------------  ------------   ------------
BALANCES, SEPTEMBER 30, 2001               9,086,054            909      3,561,431       (15,000)    (3,937,852)

Net loss                                          --             --             --            --        (60,100)
                                         ------------   ------------   ------------  ------------   ------------

BALANCES, SEPTEMBER 30, 2002             $ 9,086,054    $       999    $ 3,561,431   $   (15,000)   $(3,997,952)
                                         ============   ============   ============  ============   ============









The accompanying notes are an integral part of these statements.



                                                       F-4


                                           TMANGLOBAL.COM, INC.
                                      (A Development Stage Company)

                                         STATEMENTS OF CASH FLOWS
                                       INCREASE (DECREASE) IN CASH

                                                            Year Ended      Year Ended    Cumulative in the
                                                           September 30,   September 30,    Development
                                                               2002            2001        Stage (Note 1)
                                                           -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $    (60,100)   $   (317,332)   $    (87,587)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                   --             475             475
     Abandonment of property and equipment                        1,408              --           1,408
     Common stock issued for services                                --             250              --
     Embedded conversion feature                                     --          90,000              --
     Cashless exercise of options and SFAS 123 valuation             --          91,455              --
     Decrease in receivables                                         --             182              --
     Decrease in prepaid expenses                                    --             866              --
     Increase (decrease) in accounts payable                     13,816         (85,230)         19,215
     Increase (decrease) in accrued expenses                     35,478         (42,460)         52,070
                                                           -------------   -------------   -------------
             NET CASH USED IN OPERATING ACTIVITIES               (9,398)       (261,794)        (14,419)
                                                           -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                     --         229,759              --
     Payments received on notes receivable                           --          16,167              --
     Advances (to) from related party                            10,000            (563)         15,021
                                                           -------------   -------------   -------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES           10,000         245,363          15,021
                                                           -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH                                     602         (16,431)            602

CASH, beginning of period                                            --          16,431              --
                                                           -------------   -------------   -------------
CASH, end of period                                        $        602    $         --    $        602
                                                           =============   =============   =============







The accompanying notes are an integral part of these statements.


                                                   F-5

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


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

FSGI was incorporated on May 15, 1997, in the State of Florida. FSGI through its wholly owned subsidiary Financial Standards Group, Inc. (FSG, Inc.), provided auditing and accounting services to assist credit unions and their supervisory committees in performing comprehensive internal and regulatory compliance audits in satisfaction of their statutory requirements. FSG, Inc. had operations in Georgia, Florida, Kentucky, Michigan, Mississippi, Louisiana, California, and Hawaii. FSG, Inc. was sold on January 27, 2000.

On March 12, 2001, the Company terminated all of its operations. Currently, the Company maintains no operations, employs no part-time or full-time employees and engages in no promotional or sales activities. As of the same date, the Company had no source of revenue or income. However, the Company has costs associated with its continued existence as an Exchange Act reporting company. In addition,
(1) the Company's officers and directors resigned, (2) new directors were appointed to the Board of Directors, and (3) a new president and chief executive officer was appointed by the Board of Directors (See Note 11). As a result, the Company transitioned back into a development stage enterprise as of that date.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS
-------------------------

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of September 30, 2002 and 2001, the Company had no cash equivalents.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment was stated at cost and were being depreciated using the straight-line and accelerated methods over the estimated useful lives of two to seven years.

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

LOSS PER SHARE
--------------

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


STOCK - BASED COMPENSATION
--------------------------

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

RECLASSIFICATIONS
-----------------

Certain items in the 2001 financial statements have been reclassified to conform to the 2002 presentation.


NOTE 3 - CONTINGENCIES

A complaint was filed against the Company regarding the payment of the $50,000 note payable to unrelated parties which was due July 1, 2001. The complaint seeks judgment against the Company in the sum of $50,000 together with interests and costs. On May 23, 2002, a judgment was rendered against the Company requiring the Company to pay the $50,000 note plus accrued interest of $9,049. The note will continue to bear interest at 11% until paid. At the present time, the Company has little assets and access to capital and may not be able to pay the judgment.

On January 22, 2002 the Company received a notice from the Commonwealth of Kentucky Revenue Cabinet which was addressed to the Company's predecessor, FSGI, requiring the payment of $10,118 including balances on FSGI's corporation income and license accounts. The Company's management believes that it has received this notice in error as the notice amounts assessed relate to the Company's formation in 1998. The Company is attempting to resolve this matter with the Revenue Cabinet staff. There is no assurance that the Company will be successful in its effort to resolve this matter.

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE

Notes payable at September 30, 2002 and 2001 consist of the following:

                                                          2002          2001
                                                      ------------  ------------
Unrelated entity, 10% interest rate,
  due July 31, 2001 (See Note 3)                      $    50,000   $    50,000
Shareholders, 10% interest rate,
     due January 31, 2003, convertible into
     common stock at $.03 per share                        79,000        79,000
Company's president, 12% interest rate,
      due on demand, convertible into
      common stock at $.03 per share                       60,000        60,000
Unrelated parties, 12% interest rate, due on
      demand, convertible into common
      stock at $.03 per share                              42,759        42,759
Unrelated parties, 10% interest rate, due
       January and February, 2002,
       convertible into common stock at $.01 per share     30,000        30,000
Unrelated parties, non-interest bearing, due
      February 28, 2002, convertible into common
      stock at $.03 per share                              18,000        18,000
                                                      ------------  ------------
                                                      $   279,759   $   279,759
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


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended September 30, 2002 and 2001 is as follows:

                                                          2002          2001
                                                      ------------  ------------
Additional cash payment information:
         Interest paid                                $        --   $        --
                                                      ============  ============
         Income taxes                                 $        --   $        --
                                                      ============  ============
Other information
        Exchange of note receivable for
         accounts payable                             $        --   $    39,019
                                                      ============  ============

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


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


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts which approximate fair value. The estimated fair value of the Company's long-term borrowings, based on market rates of interest and similar maturities, approximates their carrying value or contracted amounts.


NOTE 8 - RELATED PARTY TRANSACTIONS

At September 30, 2002 and 2001, the Company had an outstanding payable to related parties in the amount of $15,084 and $5,084 respectively. The transactions are summarized as follows:

                  Balance at September 30, 2000           $  5,647
                  Payments                                  (5,647)
                  Advances                                   5,084
                                                          ---------

                  Balance at September 30, 2001              5,084
                  Advances                                  10,000
                                                          ---------
                  Balance at September 30, 2002           $ 15,084
                                                          =========


These advances are non-interest bearing and have no due date.

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES

As of September 30, 2002 TMANglobal.com, Inc. had an unused net operating loss carry forward of $1,008,578 available for use on its future corporate federal income tax returns. This amount includes the net operating losses of TMANO, from the date of inception. The tax amounts have been calculated using the 34% federal and 6% state income tax rates. Due to certain changes of ownership, regulations of the Internal Revenue Service limit the amount of loss that can be used in any one year.

                                                        2002            2001
                                                     ------------   ------------
          Taxes currently payable                    $        --    $        --
          Deferred income tax benefit                    403,431        379,391
          Valuation allowance                           (403,431)      (379,391_
                                                     ------------   ------------
          Provision (benefit) for income taxes       $        --    $        --
                                                     ============   ============

The components of deferred tax assets were as follows at September 30, 2002 and 2001

                                                         2002           2001
                                                     ------------   ------------
    Deferred tax assets:
        Net operating loss carry forward             $   403,431    $   379,391
                                                     ------------   ------------
    Valuation allowance:
         Beginning of year                           $  (379,391)   $  (325,245)
         Increase during the year                        (24,040)       (54,146)
                                                     ------------   ------------
         Ending Balance                              $  (403,431)   $  (379,391)
                                                     ============   ============

The Company's unused net operating loss carryover as of September 30, 2002, is summarized below:

           Year Loss Originated          Year Expiring         Amount
           --------------------          -------------      -----------
                   1997                       2012          $     8,185
                   1998                       2013                1,027
                   1999                       2019              369,641
                   2000                       2020              434,473
                   2001                       2021              135,152
                   2002                       2022               60,100
                                                            -----------
           Total available net operating loss               $ 1,008,578



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

                              TMANGLOBAL.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTIONS (CONTINUED)

A summary of options during the years ended September 30, 2002 and 2001 is shown below:


                                                       Number Of
                                                        Options
                                                        -------

            Outstanding at September 30, 2000           4,950,000
                Granted                                        --
                Exercised                              (3,048,500)
                Forfeitures and reductions             (1,901,500)
                                                      ------------

            Outstanding at September 30, 2001                  --
                Exercised                                      --
                Forfeitures and reductions                     --
                                                      ------------

            Outstanding at September 30, 2002                  --
                                                      ============


NOTE 11 - MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

As shown in the accompanying financial statements, the Company incurred a net loss of $ 60,100 during the year ended September 30, 2002. In addition, the Company does not expect to generate any working capital or cash flow sufficient to fund its future business activities. The ability of the Company to continue as a going concern is dependent on (1) the Company's ability to develop a sustainable alternative business model, and (2) the Company's ability to obtain additional financing to fund such an alternative business model. There can be no assurance that the Company's efforts to find such an alternative model will be successful nor can there be any assurance that such model will be economically viable. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     (2) EXHIBITS

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
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

         10.2 Consulting Agreement dated March 9, 1999 between K. M. Ward Inc. and the Company (1).

         10.3 Consulting Agreement dated March 17, 1999 between VistaQuest, Inc. and the Company (1).

         10.4 General Agreement dated April 29, 1999 between Elliott, Lane & Assoc., Inc. and the Company (1).

         10.5 Purchase Contract dated November 13, 1998 between Bonnie Davis and FSGI Corporation (1).

         99.1     Default Judgment (3).

         99.2 Principal Executive Officer Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 (4).

        (1) Previously included as an exhibit to the Registrant's Form 10-SB filed October 13, 1999 and incorporated by reference herein.

         (2) Previously included as an exhibit to the Registrant's Form 10-QSB filed May 15, 2002 and incorporated by reference herein.

         (3) Previously included as an exhibit to the Registrant's Form 10-QSB filed August 14, 2002 and incorporated by reference herein.

         (4) Filed herewith.


(b)      REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K in the last quarter of the fiscal year ended September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         In accordance with Item 307 of regulation S-B promulgated under the Securities Act 1933, as amended, and within 90 days of the date of this Annual Report on Form 10-KSB (the "Evaluation Date"), the Chief Executive Officer of the Company (the "Certifying Officer") has conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officer has reviewed the Company's disclosure controls and procedures and has concluded that (subject to the qualifications and disclosures set forth herein below) those disclosure controls and procedures are effective as of the date of this Annual Report on Form 10-KSB. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), the Certifying Officer executed an Officer's Certification included in this Annual Report on Form 10-KSB.

         As of this Annual Report on Form 10-KSB, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.


                                  * * * * * * *

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          TMANGLOBAL.COM, INC.
                                          (Registrant)


Dated: January 13, 2003                   By: /s/ Robert J. Carlin
                                              ----------------------------------
                                              Robert J. Carlin
                                              President, Chief Executive Officer


         In accordance with Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                             Date
---------                          -----                             ----


/s Robert J. Carlin          President, Chief Executive        January 13, 2003
-----------------------      Officer and Director
Robert J. Carlin

/s Mohamed A. Khashoggi      Director                          January 13, 2003
-----------------------
Mohamed A. Khashoggi

                       OFFICER'S CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Robert J. Carlin, certify that:
     1.  I have reviewed this Annual Report on Form 10-KSB of TMANglobal, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designated such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report ("Evaluation Date"); and (c) presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003

By: /s/ Robert J. Carlin
    ---------------------
Robert J. Carlin
President and Chief Executive Officer