Form 10QSB
period 2002-12-31
TMANGLOBAL COM INC
filed 2003-02-19
CIK 1096275

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 2002

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

As of December 31, 2002, the Registrant had 9,086,053 outstanding shares of Common Stock, par value $.0001 per share.

                              TMANGLOBAL.COM, INC.
                                   FORM 10-QSB
                         QUARTER ENDED DECEMBER 31, 2002

                                                                        Page No.
                                                                        --------

Part I.  Financial Information                                               3

    Item 1. Financial Statements - TMANglobal.com, Inc. (Unaudited)          4

            Condensed Balance Sheets (Unaudited) at December 31, 2002        4

            Condensed Statements of Operations (Unaudited) for the           5
            Three Months Ended December 31, 2002 and 2001

            Condensed Statements of Cash Flows (Unaudited) for the           6
            Three Months Ended December 31, 2002 and 2001

            Notes to Condensed Consolidated Financial Statements            7-9

    Item 2. Management's Discussion and Analysis of Results of Operations 10-12 and Financial Condition

    Item 3. Controls and Procedures                                         12

Part II.  Other Information                                                 13

    Item 1. Legal Proceedings                                               13

    Item 2. Changes in Securities                                           14

    Item 3. Defaults upon Senior Securities                                 14

    Item 4. Submission of Matters to a Vote of Security Holders             14

    Item 5. Other Information                                               14

    Item 6. Exhibits and Reports on Form 8-K                                14

Signatures                                                                  15

Exhibits                                                                    16

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS - TMANGLOBAL.COM, INC. (UNAUDITED)

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                DECEMBER 31, 2002

6


                                     ASSETS

                                                                    DECEMBER 31,
                                                                        2001
                                                                    ------------

Cash                                                                $       567
                                                                    ------------

         Total assets                                               $       567
                                                                    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

         Accounts payable                                           $    69,177
         Accrued expenses                                                65,771
         Advances from related party                                      5,084
         Current maturities of notes payable - related party             60,000
         Notes payable                                                  150,759
         Equity subject to potential redemption                          30,000
                                                                    ------------
              Total current liabilities                                 380,791
                                                                    ------------

Long term notes payable                                                  79,000

Stockholders' deficit:
         Common stock, $0.0001 par value; 20,000,000                        909
           shares authorized; 9,086,053 shares issued and
           outstanding at December 31, 2002
         Additional paid-in capital                                   3,561,431
         Subscriptions receivable                                       (15,000)
         Deficit                                                     (4,006,564)
                                                                    ------------

                  Total stockholders' deficit                          (459,224)
                                                                    ------------

              Total liabilities and stockholders deficit            $       567
                                                                    ============




           -See accompanying notes to condensed financial statements-

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                            THREE MONTHS
                                                          ENDED DECEMBER 31
                                                        2002            2001
                                                     ------------   ------------
Revenue                                              $         0    $         0

Cost of Sales                                                  0              0

Gross profit                                                   0              0

General and administrative expenses                           34            773
                                                     ------------   ------------
Loss from operations                                         (34)          (773)

Interest expense                                          (8,578)        (8,376)
                                                     ------------   ------------
Net loss                                             ($    8,612)   ($    9,149)
                                                     ============   ============
Loss per share-basic and diluted
                                                            (nil)          (nil)

Weighted average shares outstanding -
diluted and basic                                      9,086,054      9,086,054


           -See accompanying notes to condensed financial statements-

                              TMANGLOBAL.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001




                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                           2002           2001
                                                         --------       --------

Net cash used in operating activities                    $   (34)       $  (773)

Net increase (decrease) in cash                              (34)          (773)
                                                         --------       --------

Cash at beginning of period                                  601          1,408
                                                         --------       --------

Cash at end of period                                    $   567        $   635
                                                         ========       ========



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the results of operations and financial condition of TMANglobal.com, Inc. should be read in conjunction with the information contained in the condensed consolidated financial statements and notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB filing for the year ended September 30, 2002.

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

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED DECEMBER 31, 2002 AND 2001

         During the three-month period ended December 31, 2002, the Company had no revenues, much like for the same period in 2001. This was directly attributable to the Company's decision to permanently shut down its SuperMall, the Company's e-commerce segment and World Wide Web sales outlet, on January 31, 2001. As the Company ceased all of its sales operations, there was no cost associated with sales for the three-month periods ended December 31, 2002 and 2001.

         General and administrative expenses for the three-month period ended December 31, 2002 were $34 as compared to $773 for the same period ended December 31, 2001. This substantial decrease was directly related to the management's determination to reduce the Company's overhead and administrative expenses to a minimum, including no current spending on the Company's infrastructure and growth needs. The Company suffered a net loss of $8,612 during the three-month period ended December 31, 2002 as compared to a net loss of $9,149 (or loss of $0.01 per share) for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, the Company's cash (the Company's only asset as of the same date) and total asset balance was $567. The Company maintained no operating activities during the three-month period ended December 31, 2002. The Company has been unable to fund its cash flow needs on an on-going basis as the Company has ceased all of its operations as of January 12, 2001. The Company has received commitments for loans of up to $100,000 from its majority shareholders and officers to meet its working capital needs and to fund its liquidity shortfalls from operations during the three months ended December 31, 2002 and through September 30, 2003.

         Because the Company terminated all of its operations, it does not expect to generate any working capital or cash flow sufficient to fund its future business activities, if any, during the twelve months following the date hereof. During the three-month period ended December 31, 2002, the Company realized a net loss of $8,612. The Company experienced no loss from discontinued operations for the same three-month period. The Company's fixed expenses for staying in existence are now approximately $3,500 per month.

         On January 29, 2002, the Company issued a promissory note in the amount of $10,000 to Clearing Services, a third-party clearing services provider based in Malaga, Spain. The promissory note bears an annual interest rate of 8% and is due in one installment of $10,000 on April 3, 2003.

         On May 23, 2002, the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida rendered a default judgment against the Company in the Complaint (as the term is defined below) in the total amount of $59,049.04, interest included, which sum is to bear annual interest at the rate of 11% percent from the date of the default judgment until it is fully paid. The Company has little assets and limited access to capital to date and is unable to pay the default judgment in part or in full. In the event that the plaintiff decides to enforce its right to collect the default judgment amount, the consequences to the Company may be catastrophic. In such eventuality, there is no assurance that the Company will be able to pay any portion of the default judgment amount or that the Company may maintain its existence as a business entity. (See Part II, Item 1. Legal Proceedings).

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

ITEM 3.  CONTROLS AND PROCEDURES.

         In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-QSB, the Chief Executive Officer of the Company (the "Certifying Officer") has conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the "Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officer has reviewed the Company's disclosure controls and procedures and has concluded that those disclosure controls and procedures are effective as of the date of this Quarterly Report on Form 10-QSB. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), the Certifying Officer executed an Officer's Certification included in this Quarterly Report on Form 10-QSB.

         As of the date of this Quarterly Report on Form 10-QSB, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 5. OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

99.1 Principal Executive Officer Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K.

         The Company filed no reports on Form 8-K in the quarter ended December 31, 2002.

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


Date:  February 19, 2003

                       OFFICER'S CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Robert J. Carlin, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of TMANglobal, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designated such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report ("Evaluation Date"); and (c) presented in the Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003

By: /s/ Robert J. Carlin
    ---------------------
Robert J. Carlin
President and Chief Executive Officer