Form 10-Q
period 2003-03-31
TMANGLOBAL COM INC
filed 2009-04-24
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

Commission File No. 0-27631

Franchise Holdings International, Inc.
(Exact Name of Registrant as specified in its charter)

(Formerly known as TMANGlobal.com, Inc.)

Nevada	65-0782227
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

5910 South University Boulevard, C-18, Unit 165 Littleton, Colorado	80121-2800
(Address of principal executive offices)	(zip code)

(303) 220-5001
(Registrant’s telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.0.001 per share par value

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ ]   No: [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, March 31, 2003, was 90,861.

FORM 10-Q

Franchise Holdings International, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

ITEM 1.  FINANCIAL STATEMENTS

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2003

TMAN Global.Com, Inc.
 Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

TMAN GLOBAL.COM, INC.
(A Development Stage Company)
BALANCE SHEETS

		March 31, 2003
	Sept. 30, 2002	(Unaudited)

ASSETS

Current assets
Cash	$602	$-
Total current assets	602	-

Total Assets	$602	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$70,947	$70,884
Related party payables	5,084	10,784
Notes payable	140,759	140,759
Notes payable - related party	149,000	131,000
Accrued interest payable	55,424	70,686
Stock subscription payable		18,000
Equity subject to redemption	30,000	30,000
Other payables
Total current liabilties	451,214	472,113

Total Liabilities	451,214	472,113

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
90,861 (2002) and 90,861 (2003)
shares issued and outstanding	9	9
Stock subscription receivable	(15,000)	(15,000)
Additional paid in capital	3,562,331	3,562,331
Accumulated deficit (including $87,587 (2002)
and $109,088 (2003) accumulated during
the development stage)	(3,997,952)	(4,019,453)

Total Stockholders' Equity	(450,612)	(472,113)

Total Liabilities and Stockholders' Equity	$602	$-

The accompanying notes are an integral part of the financial statements.

TMAN GLOBAL.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Period From Mar. 12, 2001 (Inception of Dev. Stage)
	Ended	Ended	Ended	Ended	To
	March 31, 2002	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2003

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
General and administrative	19,884	6,205	20,657	6,239	41,756
	19,884	6,205	20,657	6,239	41,756

Gain (loss) from operations	(19,884)	(6,205)	(20,657)	(6,239)	(41,756)

Other income (expense):
Interest expense	(8,194)	(6,684)	(16,570)	(15,262)	(67,332)
	(8,194)	(6,684)	(16,570)	(15,262)	(67,332)

Income (loss) before
provision for income taxes	(28,078)	(12,889)	(37,227)	(21,501)	(109,088)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(28,078)	$(12,889)	$(37,227)	$(21,501)	$(109,088)

Net income (loss) per share
(Basic and fully diluted)	$(0.31)	$(0.14)	$(0.41)	$(0.24)

Weighted average number of
common shares outstanding	90,861	90,861	90,861	90,861

The accompanying notes are an integral part of the financial statements.

TMAN GLOBAL.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Mar. 12, 2001
			(Inception
	Six Months	Six Months	of Dev. Stage)
	Ended	Ended	To
	March 31, 2002	March 31, 2003	March 31, 2003
Cash Flows From Operating Activities:
Net income (loss)	$(37,227)	$(21,501)	$(109,088)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal			1,408
Accounts payable	32,267	(63)	19,152
Related party payables		5,700	10,721
Accrued expenses		15,262	67,332

Net cash provided by (used for)
operating activities	(4,960)	(602)	(10,000)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

TMAN GLOBAL.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Mar. 12, 2001
			(Inception
	Six Months	Six Months	of Dev. Stage)
	Ended	Ended	To
	March 31, 2002	March 31, 2003	March 31, 2003

Cash Flows From Financing Activities:
Notes payable - borrowings	10,000		10,000
Net cash provided by (used for)
financing activities	10,000	-	10,000

Net Increase (Decrease) In Cash	5,040	(602)	-

Cash At The Beginning Of The Period	1,408	602	-

Cash At The End Of The Period	$6,448	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

In fiscal year 2003 a Company note payble of $18,000 was converted into a stock subscription payable.

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

TMAN GLOBAL.COM, INC.
NOTES TO  FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FSGI Corporation was incorporated in the State of Florida on May 15, 1997, and in a reorganization on December 21, 1998 with another corporation named The Martial Arts Network On-Line, Inc. (originally incorporated in Florida on May 23, 1996) changed its name to TMAN Global.Com, Inc. Currently the Company is engaged in evaluating franchise opportunities, and is considered to be in the development stage.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

TMAN GLOBAL.COM, INC.
NOTES TO  FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Fiscal year

The Company employs a fiscal year ending September 30.

TMAN GLOBAL.COM, INC.
NOTES TO  FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Stock based compensation

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

Overview and History

We were originally incorporated as  FSGI corporation under the laws of the State of Florida in 1997 as a holding company for the purpose of acquiring Financial Standards Group, Inc. (FSG). That year FSGI Corporation acquired FSG, a Florida company organized in October 1989, to assist credit unions in performing financial services. FSG offered financial services to credit unions as a wholly-owned subsidiary until its sale in January 2000.

On December 21, 1998, FSGI Corporation, at the time a publicly traded company trading on the OTCBB as FSGI, acquired all of the outstanding common stock of The Martial Arts Network On-Line, Inc., a wholly owned subsidiary of The Martial Arts Network, Inc. The Martial Arts Network On-Line, Inc., a company organized under the laws of the State of Florida, was developed in 1996 by its parent company The Martial Arts Network, Inc. as an electronic forum dedicated to promoting education and awareness of martial arts through its web site. Upon issuance of shares, and options to purchase shares of FSGI Corporation's common stock to The Martial Arts Network, Inc., that company became the controlling stockholder of FSGI Corporation.

TMANglobal.com, Inc. ("TMAN"), a corporation formed under the laws of the State of Florida, as the result of a merger between FSGI Corporation and The Martial Arts Network On-Line, Inc. on December 21, 1998.

Franchise Holdings was incorporated in the State of Nevada on April 2, 2003.  Franchise Holdings International, Inc. completed a merger with TMAN Global.com Inc. on April 30, 2003.  This merger was in the nature of a change in domicile of the Florida corporation to the State of Nevada, as well as the acquisition of a new business.   Since the inception of our current business operations, we have been in the business of acquiring  franchise, license and distribution rights in new and emerging growth companies.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three months ending March 31, 2003 and for the six months ending March 31, 2003. This compares to the three months ending March 31, 2002 and for the six months ending March 31, 2002.

Comparing our operations, we had revenues of $-0- for the three months ended March 31, 2003 and $-0- for the three months ending March 31, 2002. We had $-0- in revenues for the six months ending March 31, 2003 and $-0- in revenues for the six months ending March 31, 2002.

Operating expenses, which include general and administrative expenses for the three months ended March 31, 2003  were $6,205 and $19,884 for the three months ended March 31, 2002. For the six months ending March 31, 2003 operating expenses were $6,239 and $20,657 for the six months ending March 31, 2002.

The major components of operating expenses include salaries, general and administrative, professional fees, and telephone expenses.

We believe that operating expenses in current operations should remain fairly constant as our revenues develop. Each additional sale or service and correspondingly the gross profit of such sale or service have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

We had a net loss of $12,889 for the three months ended March 31, 2003 and $28,078 for the three months ended March 31, 2002.  We had a net loss of $21,501 for the six months ending March 31, 2003 and $37,227 for the six months ending March 31, 2002.

We plan to make every effort to keep operating expenses constant as our revenues develop. Each additional sales or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

Liquidity and Capital Resources

As of March 31, 2003, we had cash or cash equivalents of $-0- .

Net cash used for operating activities was $602 for the period ended March 31, 2003, compared to cash provided by operating activities of $4,960 for the period ended March 31, 2002. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for the period ended March 31, 2003, compared to cash used for investing activities of $-0- for the period ended March 31, 2002.

Cash flows used for financing activities was $-0- for the period ended March 31, 2003, compared to cash provided by financing activities of $10,000  for the period ended March 31, 2002.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. We can control the substantial part of our expenses by foregoing the hiring of extra personnel and plan to use this to adjust our expenses. If we are unsuccessful in adequately adjusting our expenses, which we do not foresee at this time, we may need additional financing of some type, which we do not now possess, to continue our operations.

Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We do not have a sustained history of profits in our operations and there is no guarantee we will ever become profitable.

We were formed in 1997. We began our present operations in 2003. From the time we began operations until the present, we operated at a loss. We have never been profitable. Since we have no history of profitability over a sustained period of time, we have limited financial results upon which you may judge our potential. While we do not expect to continue to incur losses in the near future, there can be no guarantee that we will be able to sustain our profitable operations. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any business, many of which are beyond our control. These include:

●	Lack of capital for operations,
●	Substantial delays and expenses related to testing and development of new products,
●	Development and marketing problems encountered in connection with our new and existing products,
●	Competition from larger and more established companies, and
●	Lack of market acceptance of our products.

Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal  year ended September 30, 2002, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception.  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $20,000 and $30,000 for the fiscal year ending September 30, 2003. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Because of our lack of a profitable history and the fact that we are subject to intense competition, any investment in us would be inherently risky.

Because we are a company with no history of   profitability and activity in a business which is extremely competitive and subject to numerous risks, any investment in us would be inherently risky.  Substantially all of our competitors have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. There can be no assurance that we will have the necessary resources to become or remain competitive. We are subject to the risks, which are common to all companies with a lack of profitable history. Therefore, investors should consider an investment in us to be an extremely risky venture.

We remain at risk regarding our continued ability to conduct successful operations. As a result, the investment of our shareholders to be impaired or lost.

The results of our operations will depend, among other things, upon our ability to successfully develop and to market our products. Further, it is possible that our operations will not continue to generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some, which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost.

While we have limited products, the opportunity for development of additional products may take longer than anticipated and could be additionally delayed. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with existing products, they will sustain us or allow us to achieve profitable operations.

For the foreseeable future, our success will depend upon our management.

Our success is dependent upon the decision making of our director and executive officer. This individual, Mr. A. J. Boisdrenghien, intends to commit as much time as necessary to our business. The loss of Mr. Boisdrenghien could have a materially adverse impact on our operations. We have no written employment agreements with our Chief Executive Officer. We have not obtained key man life insurance on the live of our officer and director.

Our stock price may be volatile, and you may not be able to resell your shares at or above your initial sale price.

There has been, and continues to be, a limited public market for our common stock. Although our common stock trades in the Pink Sheets, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

●	Actual or anticipated fluctuations in our operating results;
●	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;
●	changes in market valuations of other mortgage brokerage companies, particularly those that sell products similar to as ours;
●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	introduction of technologies or product enhancements that reduce the need for our products; and
●	departures of key personnel.

Our stock has a limited public trading market.

While our common stock currently trades, our market is limited and sporadic. We cannot assure that such a market will improve in the future. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. The factors, which we have discussed in this document, may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

The over-the-counter market for stock such as ours has had extreme price and volume fluctuations.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

The market for our common stock is subject to rules relating to low-priced stock.

Our common stock is currently listed for trading in the Pink Sheets and is subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Our tangible net worth was below the minimum requirement as of September 30, 2003. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock.

The lack of a broker or dealer to create or maintain a market in our stock could adversely impact the price and liquidity of our securities.

We have no agreement with any broker or dealer to act as a market maker for our securities and there is no assurance that we will be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

Nevada  law and our Articles of Incorporation protect our directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

We do not expect to pay dividends on our common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation
3.2	Bylaws
3.3	Articles of Merger of TMAN Global.com, Inc. and FRANCHISE HOLDINGS INTERNATIONAL, INC.
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

We filed no reports on Form 8-K during the quarter of the fiscal year ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 24, 2009.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer