Form 10-Q
period 2003-06-30
TMANGLOBAL COM INC
filed 2009-04-24
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

Commission File No. 0-27631

Franchise Holdings International, Inc.
 (Exact Name of Registrant as specified in its charter)

(Formerly known as TMANGlobal.com, Inc.)

Nevada	65-0782227
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

5910 South University Boulevard, C-18, Unit 165 Littleton, Colorado	80121-2800
(Address of principal executive offices)	(zip code)

(303) 221-5001
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

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, June 30, 2003, was 90,861.

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

Quarter Ended June 30, 2003

Franchise Holdings International, Inc.
 Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

		June 30, 2003
	Sept. 30, 2002	(Unaudited)

ASSETS

Current assets
Cash	$602	$-
Total current assets	602	-

Total Assets	$602	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$70,947	$70,884
Related party payables	5,084	7,430
Notes payable	140,759	271,759
Notes payable - related party	149,000
Accrued interest payable	55,424	78,318
Stock subscription payable		18,000
Equity subject to redemption	30,000	30,000
Other payables		5,084
Total current liabilties	451,214	481,475

Total Liabilities	451,214	481,475

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
90,861 (2002) and 90,861 (2003)
shares issued and outstanding	9	284
Stock subscription receivable	(15,000)	(15,000)
Additional paid in capital	3,562,331	3,564,806
Accumulated deficit (including $87,587 (2002)
and $121,200 (2003) accumulated during
the development stage)	(3,997,952)	(4,031,565)

Total Stockholders' Equity	(450,612)	(481,475)

Total Liabilities and Stockholders' Equity	$602	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Period From Mar. 12, 2001 (Inception of Dev. Stage)
	Ended	Ended	Ended	Ended	To
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2003

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
General and administrative	1,855	4,480	22,512	10,719	46,236
	1,855	4,480	22,512	10,719	46,236

Gain (loss) from operations	(1,855)	(4,480)	(22,512)	(10,719)	(46,236)

Other income (expense):
Interest expense	(8,623)	(7,632)	(25,293)	(22,894)	(74,964)
	(8,623)	(7,632)	(25,293)	(22,894)	(74,964)

Income (loss) before
provision for income taxes	(10,478)	(12,112)	(47,805)	(33,613)	(121,200)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(10,478)	$(12,112)	$(47,805)	$(33,613)	$(121,200)

Net income (loss) per share
(Basic and fully diluted)	$(0.12)	$(0.01)	$(0.53)	$(0.05)

Weighted average number of
common shares outstanding	90,861	1,924,196	90,861	701,973

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Mar. 12, 2001
			(Inception
	Nine Months	Nine Months	of Dev. Stage)
	Ended	Ended	To
	June 30, 2002	June 30, 2003	June 30, 2003
Cash Flows From Operating Activities:
Net income (loss)	$(47,705)	$(33,613)	$(121,200)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal			1,408
Accounts payable	12,583	(63)	19,152
Related party payables		7,430	12,451
Accrued expenses	25,193	22,894	74,964
Compensatory stock issuances		2,750	2,750
Net cash provided by (used for)
operating activities	(9,929)	(602)	(10,000)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Mar. 12, 2001
			(Inception
	Nine Months	Nine Months	of Dev. Stage)
	Ended	Ended	To
	June 30, 2002	June 30, 2003	June 30, 2003

Cash Flows From Financing Activities:
Notes payable - borrowings	10,000		10,000
Net cash provided by (used for)
financing activities	10,000	-	10,000

Net Increase (Decrease) In Cash	71	(602)	-

Cash At The Beginning Of The Period	1,408	602	-

Cash At The End Of The Period	$1,479	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

In fiscal year 2003 a Company note payble of $18,000 was converted into a stock subscription payable.

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
NOTES TO  FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Franchise Holdings International, Inc. was incorporated in the State of Nevada on April 2, 2003. FSGI Corporation was incorporated in the State of Florida on May 15, 1997, and in a reorganization on December 21, 1998 with another corporation named The Martial Arts Network On-Line, Inc. (originally incorporated in Florida on May 23, 1996) changed its name to TMAN Global.Com, Inc. Franchise Holdings International, Inc. and TMAN Global.Com, Inc. consummated a merger on April 30, 2003 whereby Franchise Holdings International, Inc. exchanged 1 common share for all the 90,861 outstanding common shares of TMAN Global.Com, Inc. The purpose of the transaction was a change of domicile. Pursuant to the merger terms, Franchise Holdings International, Inc. was the surviving corporation and TMAN Global.Com, Inc. ceased to exist. The accompanying financial statements include the activities of Franchise Holdings International, Inc. and its predecessor corporations, which are collectively referred to herein as the “Company”.  Currently the Company is engaged in evaluating franchise opportunities, and is considered to be in the development stage.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.
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

FRANCHISE HOLDINGS INTERNATIONAL, INC.
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

Results of Operations

The following discussion involves our results of operations for the three months ending June 30, 2003 and for the nine months ending June 30, 2003. This compares to the three months ending June 30, 2002 and for the nine months ending June 30, 2002.

Comparing our operations, we had revenues of $-0- for the three months ended June 30, 2003 and $-0- for the three months ending June 30, 2002. We had $-0- in revenues for the nine months ending June 30, 2003 and $-0- in revenues for the nine months ending June 30, 2002.

Operating expenses, which include general and administrative expenses for the three months ended June 30, 2003  were $4,480 and $1,855 for the three months ended June 30, 2002. For the nine months ending June 30, 2003 operating expenses were $10,719 and $22,512 for the nine months ending June 30, 2002.

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

We had a net loss of $12,112  for the three months ended June 30, 2003 and $10,478 for the three months ended June 30, 2002.  We had a net loss of $33,613 for the nine months ending June 30, 2003 and $47,805 for the nine months ending June 30, 2002.

We plan to make every effort to keep operating expenses constant as our revenues develop. Each additional sales or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

Liquidity and Capital Resources

As of June 30, 2003, we had cash or cash equivalents of $-0-.

Net cash used for operating activities was $602 for the period ended June 30, 2003, compared to cash provided by operating activities of $9,929 for the period ended June 30, 2002. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for the period ended June 30, 2003, compared to cash used for investing activities of $-0- for the period ended June 30, 2002.

Cash flows used for financing activities was $-0- for the period ended June 30, 2003, compared to cash provided by financing activities of $10,000  for the period ended June 30, 2002.

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

Not applicable.

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

We filed no reports on Form 8-K during the quarter of the fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 24, 2009.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer