Form 10-K
period 2003-09-30
TMANGLOBAL COM INC
filed 2009-04-24
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2003

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27631

Franchise Holdings International, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ ]   No: [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, September 30, 2003, was 2,840,864.

FORM 10-K

Franchise Holdings International, Inc.

INDEX

References in this document to “Franchise Holdings,” "us," "we," or "Company" refer to Franchise Holdings International, Inc.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.  When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I
Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

Our History

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

Operations

General

We are engaged in the business of marketing franchises. We currently possesses such rights in a tanning and beauty salon, a financial/mortgage firm, a medical clinic, and a consumer products/services company.
At the present time, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have ever been conducted to determine demand for our products and services. Therefore, there can be no assurance that any of its objectives will be achieved.

Nature of Products and Services

Our principal activities are to acquire franchise, license and distribution rights in new and emerging growth companies.

We currently have such rights in our portfolio to a tanning and beauty salon, a financial/mortgage firm, a medical clinic, and a consumer products/services company:

Endless Summer Tan- founded in 1999, is a tanning, hair, and beauty salon.

Forever Young Rejuvenation Clinics- plans to offer the most advanced, state-of-the-art, and innovative medical treatments in the Medi-Spa industry.

Monarch Funding-a mortgage company.

We have a web site at www.fnhi.net.

Markets

We plan to continue to market our through the internet and using traditional methods such as print and other media. Currently, we have a marketing strategy, which uses the media, along with our web site, to market our products nationwide. We plan to add new accounts through direct solicitation, fax blast marketing, mass e-mail marketing, and participation in franchise industry trade shows.

Raw Materials

The use of raw materials is not now a material factor in our operations.

Customers and Competition

The franchise business is a highly competitive and fragmented industry, with no one single company or group of companies having a large market share. Our operational activities focus primarily on the franchise sales business, in which there is a great deal of competition. We anticipate that competition will come from a number of sources, many of which will have greater resources than we do. All franchisors in the United States are potential competitors. There can be no guarantee that we will be able to compete successfully over the short term or long term.

Employees

Currently, we employ one full-time person, our President. We may hire additional employees in the future to facilitate anticipated growth projections. We reimburse our employee for all necessary and customary business related expenses.

We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

Proprietary Information

We own no proprietary information.

Government Regulation

We believe that governmental regulation will not be significant to us now or in the future.

Research and Development

We have never spent any amount in research and development activities.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC’s website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office 5910 South University Boulevard, C-18, Unit 165, Littleton, Colorado 80121-2800 . Our phone number is (303) 220-5001. Our website is www. fnhi.net.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock. The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

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

For the fiscal year ended September 30, 2003, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception.  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $20,000 and $30,000 for the fiscal year ending September 30, 2004. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently occupy office space on a rent-free basis from our President, Mr. A. J. Boisdrenghien.  We have no equipment.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Holders

As of September 30, 2003, there were 93 record holders of our common stock and there were 2,840,864 shares of our common stock outstanding.

Market Information

Our shares of common stock are quoted on the Pink Sheets under the trading symbol FNHI. The shares became trading in 1999 but there is no extensive history of trading. The bid and asked price has been $0.15 and $3.00  during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

♦	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
♦
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

♦	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

♦	contains a toll-free telephone number for inquiries on disciplinary actions;
♦	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
♦	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

♦	the bid and offer quotations for the penny stock;

♦	the compensation of the broker-dealer and its salesperson in the transaction;

♦	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

♦	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Equity Compensation Plan Information

 We have no outstanding stock options or other equity compensation plans.

Reports

We are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303) 282-4800.

Dividend Policy

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, and changes in applicable laws or regulations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

We had no revenue for the fiscal years ended September 30, 2003 or 2002.  Operating expenses during the year ended September 30, 2003 totaled $10,719, consisting of legal and accounting fees.  Operating expenses during the year ended September 30, 2002 totaled $26,330, consisting of legal and accounting fees.

We had a net loss of $41,245 for the fiscal year ended September 30, 2003, compared to a net loss of $60,100 for the fiscal year ended September 30, 2002. We have had two years of losses and our losses may continue into the future.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost.

Liquidity and Capital Resources.

At September 30, 2003, we had an unrestricted cash balance of $-0-.

Net cash used for operating activities was $602  for the fiscal year ended September 30, 2003, compared to  $9,398 for the fiscal year ended September 30, 2002.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this prospectus. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2002 and 2003,
And For The Period From March 12, 2001
 (Inception of Development Stage)
Through September 30, 2003

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Financial Statements

TABLE OF CONTENTS

To the Board of Directors
Franchise Holdings International, Inc. (formerly TMANglobal.com, Inc.)

We have audited the accompanying balance sheet of Franchise Holdings International, Inc. (formerly TMANglobal.com, Inc.)  (a development stage company)  as of September 30, 2002 and the related statements of operations,  changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Franchise Holdings International, Inc. (formerly TMANglobal.com, Inc.)    (a development stage company)  as of September 30, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced losses in 2002 and has discontinued its operations. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OPINION LETTER  - SPICER, JEFFRIES & CO.

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Franchise Holdings International, Inc.
Greenwood Village, Colorado

I have audited the accompanying balance sheet of Franchise Holdings International, Inc. (a development stage company)  as of September 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 2003, and for the period from  March 12, 2001 (inception of the development stage) through September 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Franchise Holdings International, Inc. as of September 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 2003, and for the period from  March 12, 2001 (inception of the development stage)   through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
January 30, 2009	RONALD R. CHADWICK, P.C.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	Sept. 30, 2002	Sept. 30, 2003

ASSETS

Current assets
Cash	$602	$-
Total current assets	602	-

Total Assets	$602	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$70,947	$70,884
Related party payables	5,084	7,430
Notes payable	140,759	271,759
Notes payable - related party	149,000
Accrued interest payable	55,424	85,950
Stock subscription payable		18,000
Equity subject to redemption	30,000
Other payables		5,084
Total current liabilties	451,214	459,107

Total Liabilities	451,214	459,107

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
90,861 (2002) and 2,840,864 (2003)
shares issued and outstanding	9	284
Stock subscription receivable	(15,000)
Additional paid in capital	3,562,331	3,579,806
Accumulated deficit (including $87,587 (2002)
and $128,832 (2003) ) accumulated during
the development stage)	(3,997,952)	(4,039,197)

Total Stockholders' Equity	(450,612)	(459,107)

Total Liabilities and Stockholders' Equity	$602	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
			Mar. 12, 2001
			(Inception
			of Dev. Stage)
	Year Ended	Year Ended	To
	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2003

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
General and administrative	26,330	10,719	46,236
	26,330	10,719	46,236

Gain (loss) from operations	(26,330)	(10,719)	(46,236)

Other income (expense):
Interest expense	(33,770)	(30,526)	(82,596)
	(33,770)	(30,526)	(82,596)

Income (loss) before
provision for income taxes	(60,100)	(41,245)	(128,832)

Provision for income tax	-	-	-

Net income (loss)	$(60,100)	$(41,245)	$(128,832)

Net income (loss) per share
(Basic and fully diluted)	$(0.66)	$(0.03)

Weighted average number of
common shares outstanding	90,861	1,236,696

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Stock		Stock-
		Amount	Additional	Subscription	Accumulated	holders'
	Shares (1)	($.0001 Par)	Paid in Capital	Receivable	Deficit	Equity

Balances at March 12, 2001	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$(363,025)
(Inception of development stage)

Net income (loss) for the period					(27,487)	(27,487)

Balances at September 30, 2001	90,861	$9	$3,562,331	$(15,000)	$(3,937,852)	$(390,512)

Net income (loss) for the year					(60,100)	(60,100)

Balances at September 30, 2002	90,861	$9	$3,562,331	$(15,000)	$(3,997,952)	$(450,612)

Fractional shares - reverse stock split	3					-

Debt relief - repurchase obligation			15,000	15,000		30,000

Compensatory stock issuances	2,750,000	275	2,475			2,750

Net income (loss) for the year					(41,245)	(41,245)

Balances at September 30, 2003	2,840,864	$284	$3,579,806	$-	$(4,039,197)	$(459,107)

(1)	As adjusted for a 1 for 100 reverse stock split effective May 9, 2003.

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Mar. 12, 2001
			(Inception
			of Dev. Stage)
	Year Ended	Year Ended	To
	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2003
Cash Flows From Operating Activities:
Net income (loss)	$(60,100)	$(41,245)	$(128,832)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal	1,408		1,408
Accounts payable	13,816	(63)	19,152
Related party payables		7,430	12,451
Accrued expenses	35,478	30,526	82,596
Compensatory stock issuances		2,750	2,750
Net cash provided by (used for)
operating activities	(9,398)	(602)	(10,000)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Period From
			Mar. 12, 2001
			(Inception
			of Dev. Stage)
	Year Ended	Year Ended	To
	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2003

Cash Flows From Financing Activities:
Notes payable - borrowings	10,000		10,000
Net cash provided by (used for)
financing activities	10,000	-	10,000

Net Increase (Decrease) In Cash	602	(602)	-

Cash At The Beginning Of The Period	-	602	-

Cash At The End Of The Period	$602	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

In fiscal year 2003 a Company note payble of $18,000 was converted into a stock subscription payable, and $15,000 in paid in capital and $15,000 in fulfillment of a stock subscription receivable resulted from relief of an equity repurchase obligation.

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002 and 2003, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2003

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2002 and 2003, the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002 and 2003, & For The Period
From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2003

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs in the fiscal years ended September 30, 2002 or 2003.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002 and 2003, & For The Period
From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2003

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

NOTE 2. RELATED PARTY TRANSACTIONS

In 2003 an officer provided the Company $7,430 in working capital advances for ongoing operations.

NOTE 3. NOTES PAYABLE

At September 30, 2002 the Company had $149,000 in notes payable outstanding to related parties, currently due, bearing interest at rates from 10% - 12% per annum, and convertible into common stock at $3 per share. The Company had $140,759 in notes payable outstanding to non-related parties, currently due, bearing interest at rates from 0% - 12% per annum, and convertible into common stock at $1 - $3 per share. Interest expense in 2002 was $33,770.

At September 30, 2003 the Company had $271,759 in notes payable outstanding to non-related parties, currently due, bearing interest at rates from 10% - 12% per annum, and convertible into common stock at $1 - $3 per share. Accrued interest payable under the notes at September 30, 2003 was $80,661, and interest expense in 2003 was $25,237. In 2003 an $18,000 note with an automatic conversion feature was recorded as a stock subscription payable for 6,000 common shares upon conversion. As a subsequent event, in 2008 the remaining noteholders agreed to cancel the conversion feature and settle their notes upon payment of cumulative settlement amounts of approximately $26,000 in cash and 20,000 common shares.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002 and 2003, & For The Period
From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2003

NOTE 4. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30, 2002 and 2003 the Company had net operating loss carryforwards of approximately $1,008,000 and $1,044,000 which begin to expire in 2012. The deferred tax asset of $403,431 and $417,814 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2002 and 2003 was $24,040 and $14,382.

NOTE 5. CONTINGENCIES

A complaint was filed against the Company regarding the payment of a $50,000 note payable to unrelated parties which was due July 1, 2001. The complaint sought judgment against the Company in the sum of $50,000 together with interest and costs. On May 23, 2002, a judgment was rendered against the Company requiring the Company to pay the $50,000 note plus accrued interest of $9,049. The note will continue to bear interest at 11% until paid. As a subsequent event, in 2008 the noteholder agreed to settle the judgment and any outstanding amount due for $6,250 in cash and 15,000 common shares.

On January 22, 2002 the Company received a notice from the Commonwealth of Kentucky Revenue Cabinet which was addressed to the Company's predecessor, FSGI Corporation, requiring the payment of $10,118 including balances on FSGI's corporation income and license accounts. The Company's management believed that it received the notice in error as the notice amounts assessed related to the Company's formation in 1998. In 2002 the Company was attempting to resolve this matter with the Revenue Cabinet staff. After contacting the Revenue Cabinet in 2008, the Company believes that the Revenue Cabinet considers the case closed with no amounts due.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002 and 2003, & For The Period
From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2003

NOTE 6. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through increased marketing efforts to generate greater revenues. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of September 30, 2003 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2003. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as September 30, 2003.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Director and Executive Officer, his age and position held with us as of September  30, 2003 is as follows:

NAME	AGE	POSITION HELD

A. J. Boisdrenghien	55	President, Secretary and Director

The person named above is expected to hold said offices/positions until the next annual meeting of our stockholders. He cannot be considered to be an independent director.

Mr. Boisdrenghien is our sole Officer and Director. He has been our sole officer and director since May, 2003.  He has been the President of Equity Capital Holding, a consulting company, since 1999. He was formerly President of NABCO, Inc, a bagel franchising company which was sold in 1999.  In 1999, NABCO merged with EUniverse, which later changed its name to Intermix. Intermix held several properties, including My Space, which was sold to News Corp in 2005. Mr. Boisdrenghien graduated from Pittsburgh State, in Pittsburgh, Kansas in 1969, with a degree in finance.

Committees of the Board of Directors

Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation

No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.

Employment Agreements

We have no written employment agreements with any of our executive officer or key employee.

Equity Incentive Plan

We have not adopted an equity incentive plan, and no stock options or similar instruments have been granted to any of our officers or directors.

Indemnification and Limitation on Liability of Directors

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by Nevada law. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Item 11. EXECUTIVE COMPENSATION

No compensation has been paid and no stock options granted to our officer and director in the last three fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of September 30, 2003, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 2,840,860 common shares were issued and outstanding as of September 30, 2003.

Name and Address	No. of
Beneficial	Shares	Percentage
Owner(1)	Owned	of Ownership

A. J. Boisdrenghien	974,000	34.29%
5910 South University Boulevard, C-18, Unit 165
Littleton, Colorado 80121-2800

All Officers and
Directors as a Group	974,000	34.29%
(one person)

 _____________

(1)	All shares of owned of record.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy office space on a rent-free basis from our President, Mr. A. J. Boisdrenghien.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of  approximately $2,710 for the fiscal year ended September 30, 2003 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

           (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2 *	Bylaws
3.3 *	Articles of Merger of TMAN Global.com, Inc. and FRANCHISE HOLDINGS INTERNATIONAL, INC.
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed

Reports on Form 8-K.

We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2003.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 2009.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

By:	/s/ A. J. Boisdrenghien
A. J. Boisdrenghien
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: April 24, 2009	By:	/s/ A. J. Boisdrenghien
A. J. Boisdrenghien
Director