Form 10-Q
period 2003-12-31
TMANGLOBAL COM INC
filed 2009-04-27
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2003

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

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, December 31, 2003, was 2,840,864.

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

Quarter Ended December 31, 2003

Franchise Holdings International, Inc.

 Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

		Dec. 31, 2003
	Sept. 30, 2003	(Unaudited)

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$70,884	$70,884
Related party payables	7,430	8,225
Notes payable	271,759	271,759
Notes payable - related party
Accrued interest payable	85,950	93,582
Stock subscription payable	18,000	18,000
Other payables	5,084	5,084
Total current liabilties	459,107	467,534

Total Liabilities	459,107	467,534

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
2,840,864 shares issued and outstanding	284	284
Stock subscription receivable
Additional paid in capital	3,579,806	3,579,806
Accumulated deficit (including $128,832 (2003)
and $137,259 (2004) accumulated during
the development stage)	(4,039,197)	(4,047,624)

Total Stockholders' Equity	(459,107)	(467,534)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Period From Mar. 12, 2001 (Inception of Dev. Stage)
	Ended	Ended	To
	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2003

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
General and administrative	34	795	47,031
	34	795	47,031

Gain (loss) from operations	(34)	(795)	(47,031)

Other income (expense):
Interest expense	(8,578)	(7,632)	(90,228)
	(8,578)	(7,632)	(90,228)

Income (loss) before
provision for income taxes	(8,612)	(8,427)	(137,259)

Provision for income tax	-	-	-

Net income (loss)	$(8,612)	$(8,427)	$(137,259)

Net income (loss) per share
(Basic and fully diluted)	$(0.09)	$(0.00)

Weighted average number of
common shares outstanding	90,861	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Period From Mar. 12, 2001 (Inception of Dev. Stage)
	Ended	Ended	To
	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2003
Cash Flows From Operating Activities:
Net income (loss)	$(8,612)	$(8,427)	$(137,259)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal			1,408
Accounts payable			19,152
Related party payables	8,578	795	13,246
Accrued expenses		7,632	90,228
Compensatory stock issuances			2,750
Net cash provided by (used for)
operating activities	(34)	-	(10,000)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months	Period From Mar. 12, 2001 (Inception of Dev. Stage)
	Ended	Ended	To
	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2003

Cash Flows From Financing Activities:
Notes payable - borrowings			10,000
Net cash provided by (used for)
financing activities	-	-	10,000

Net Increase (Decrease) In Cash	(34)	-	-

Cash At The Beginning Of The Period	601	-	-

Cash At The End Of The Period	$567	$-	$-

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the three months ending December 31, 2003. This compares to the three months ending December 31, 2002.

Comparing our operations, we had revenues of $-0- for the three months ended December 31, 2003 and $-0- for the three months ending December 31, 2002.

Operating expenses, which include general and administrative expenses for the three months ended December 31, 2003  were $795 and $34 for the three months ended December 31, 2002.

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

We had a net loss of $8,427 for the three months ended December 31, 2003 and $8,612 for the three months ended December 31, 2002

We plan to make every effort to keep operating expenses constant as our revenues develop. Each additional sales or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

Liquidity and Capital Resources

As of December 31, 2003, we had cash or cash equivalents of $-0- .

Net cash used for operating activities was $-0- for the period ended December 31, 2003, compared to cash provided by operating activities of $34 for the period ended December 31, 2002. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for the period ended December 31, 2003, compared to cash used for investing activities of $-0- for the period ended December 31, 2002.

Cash flows used for financing activities was $-0- for the period ended December 31, 2003, compared to cash provided by financing activities of $-0- for the period ended December 31, 2002.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
3.3*	Articles of Merger of TMAN Global.com, Inc. and FRANCHISE HOLDINGS INTERNATIONAL, INC.
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed

We filed no reports on Form 8-K during the quarter of the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 27, 2009.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer