Form 10-K
period 2004-09-30
TMANGLOBAL COM INC
filed 2009-04-28
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2004

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

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, September 30, 2004, was 2,840,864.

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

Our investor relations department can be contacted at our principal executive office located at our principal office 5910 South University Boulevard, C-18, Unit 165, Littleton, Colorado 80121-2800.  Our phone number is (303) 220-5001. Our website is www. fnhi.net.

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

Because we have incurred losses from current operations, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended September 30, 2004, our accountants have expressed doubt about our ability to continue as a going concern as a result of limited assets and operating losses since inception.  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $20,000 and $30,000 for the fiscal year ending September 30, 2005. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Holders

As of September 30, 2004, there were 93 record holders of our common stock and there were 2,840,864 shares of our common stock outstanding.

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

Results of Operations

We had no revenue for the fiscal years ended September 30, 2004 or 2003.  Operating expenses during the year ended September 30, 2004 totaled $1,470, consisting of legal and accounting fees.

Operating expenses during the year ended September 30, 2003 totaled $10,719, consisting of legal and accounting fees.

We had a net loss of $31,996 for the fiscal year ended September 30, 2004, compared to a net loss of $41,245 for the fiscal year ended September 30, 2003. We have had several years of losses and our losses may continue into the future.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost

Liquidity and Capital Resources.

At September 30, 2004, we had an unrestricted cash balance of $-0-.

Net cash used for operating activities was $-0- for the fiscal year ended September 30, 2004, compared to  $602 for the fiscal year ended September 30, 2003.

Cash flows used or provided by investing activities was $-0- for the fiscal year ended September 30, 2004, compared to  $-0- for the fiscal year ended September 30, 2003.

Cash flows used for financing activities was $-0- for the fiscal year ended September 30, 2004, compared to  $-0- for the fiscal year ended September 30, 2003.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2003 and 2004,
And For The Period From March 12, 2001
 (Inception of Development Stage)
Through September 30, 2004

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	17

FINANCIAL STATEMENTS

Balance sheets	18
Statements of operations	19
Statements of stockholders’ equity	20
Statements of cash flows	21
Notes to financial statements	23

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Franchise Holdings International, Inc.
Greenwood Village, Colorado

I have audited the accompanying balance sheets of Franchise Holdings International, Inc. (a development stage company)  as of September 30, 2003 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from  March 12, 2001 (inception of the development stage) through September 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Franchise Holdings International, Inc. as of September 30, 2003 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from  March 12, 2001 (inception of the development stage) through September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
January 30, 2009	RONALD R. CHADWICK, P.C.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	Sept. 30, 2003	Sept. 30, 2004

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$70,884	$70,884
Related party payables	7,430	8,900
Notes payable	271,759	271,759
Accrued interest payable	85,950	116,476
Stock subscription payable	18,000	18,000
Other payables	5,084	5,084
Total current liabilties	459,107	491,103

Total Liabilities	459,107	491,103

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
2,840,864 shares issued and outstanding	284	284
Stock subscription receivable
Additional paid in capital	3,579,806	3,579,806
Accumulated deficit (including $128,832 (2003)
and $160,828 (2004) ) accumulated during
the development stage)	(4,039,197)	(4,071,193)

Total Stockholders' Equity	(459,107)	(491,103)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
			Mar. 12, 2001
			(Inception
			of Dev. Stage)
	Year Ended	Year Ended	To
	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2004

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
General and administrative	10,719	1,470	47,706
	10,719	1,470	47,706

Gain (loss) from operations	(10,719)	(1,470)	(47,706)

Other income (expense):
Interest expense	(30,526)	(30,526)	(113,122)
	(30,526)	(30,526)	(113,122)

Income (loss) before
provision for income taxes	(41,245)	(31,996)	(160,828)

Provision for income tax	-	-	-

Net income (loss)	$(41,245)	$(31,996)	$(160,828)

Net income (loss) per share
(Basic and fully diluted)	$(0.03)	$(0.01)

Weighted average number of
common shares outstanding	1,236,696	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Stock		Stock-
		Amount	Additional	Subscription	Accumulated	holders'
	Shares (1)	($.0001 Par)	Paid in Capital	Receivable	Deficit	Equity

Balances at March 12, 2001	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$(363,025)
(Inception of development stage)

Net income (loss) for the period					(27,487)	(27,487)

Balances at September 30, 2001	90,861	$9	$3,562,331	$(15,000)	$(3,937,852)	$(390,512)

Net income (loss) for the year					(60,100)	(60,100)

Balances at September 30, 2002	90,861	$9	$3,562,331	$(15,000)	$(3,997,952)	$(450,612)

Fractional shares - reverse stock split	3					-

Debt relief - repurchase obligation			15,000	15,000		30,000

Compensatory stock issuances	2,750,000	275	2,475			2,750

Net income (loss) for the year					(41,245)	(41,245)

Balances at September 30, 2003	2,840,864	$284	$3,579,806	$-	$(4,039,197)	$(459,107)

Net income (loss) for the year					(31,996)	(31,996)

Balances at September 30, 2004	2,840,864	$284	$3,579,806	$-	$(4,071,193)	$(491,103)

_________________
(1) As adjusted for a 1 for 100 reverse stock split effective May 9, 2003.

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Mar. 12, 2001
			(Inception
			of Dev. Stage)
	Year Ended	Year Ended	To
	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2004
Cash Flows From Operating Activities:
Net income (loss)	$(41,245)	$(31,996)	$(160,828)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal			1,408
Accounts payable	(63)		19,152
Related party payables	7,430	1,470	13,921
Accrued expenses	30,526	30,526	113,122
Compensatory stock issuances	2,750		2,750
Net cash provided by (used for)
operating activities	(602)	-	(10,000)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Period From
			Mar. 12, 2001
			(Inception
			of Dev. Stage)
	Year Ended	Year Ended	To
	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2004

Cash Flows From Financing Activities:
Notes payable - borrowings			10,000
Net cash provided by (used for)
financing activities	-	-	10,000

Net Increase (Decrease) In Cash	(602)	-	-

Cash At The Beginning Of The Period	602	-	-

Cash At The End Of The Period	$-	$-	$-

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 and 2004, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2004

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2003 and 2004, the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 and 2004, & For The Period
From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2004

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs in the fiscal years ended September 30, 2003 or 2004.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 and 2004, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2004

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

NOTE 2. RELATED PARTY TRANSACTIONS

In 2003 and 2004 an officer provided the Company $7,430 and $1,470 in working capital advances for ongoing operations.

NOTE 3. NOTES PAYABLE

At September 30, 2003 and 2004 the Company had $271,759 in notes payable outstanding to non-related parties, currently due, bearing interest at rates from 10% - 12% per annum, and convertible into common stock at $1 - $3 per share. Accrued interest payable under the notes at September 30, 2003 and 2004 was $85,950 and $116,476, and interest expense in 2003 and 2004 was $30,526 each year. In 2003 an $18,000 note with an automatic conversion feature was recorded as a stock subscription payable for 6,000 common shares upon conversion. As a subsequent event, in 2008 the remaining noteholders agreed to cancel the conversion feature and settle their notes upon payment of cumulative settlement amounts of approximately $26,000 in cash and 20,000 common shares.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 and 2004, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2004

NOTE 4. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30, 2003 and 2004 the Company had net operating loss carryforwards of approximately $1,050,000 and $1,082,000 which begin to expire in 2012. The deferred tax asset of $403,431 and $432,728 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2003 and 2004 was $16,498 and $12,798.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 and 2004, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2004

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of September 30, 2004 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as September 30, 2004.

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

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Director and Executive Officer, his age and position held with us as of September  30, 2004 is as follows:

NAME	AGE	POSITION HELD

A. J. Boisdrenghien	56	President, Secretary and Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of September 30, 2004, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 2,840,860 common shares were issued and outstanding as of September 30, 2004.

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

At September 30, 2003 and 2004 we had $271,759 in notes payable outstanding to non-related parties, currently due, bearing interest at rates from 10% - 12% per annum, and convertible into common stock at $1 - $3 per share. Accrued interest payable under the notes at September 30, 2003 and 2004 was $85,950 and $116,476, and interest expense in 2003 and 2004 was $30,526 each year. In 2003 an $18,000 note with an automatic conversion feature was recorded as a stock subscription payable for 6,000 common shares upon conversion. As a subsequent event, in 2008 the remaining noteholders agreed to cancel the conversion feature and settle their notes upon payment of cumulative settlement amounts of approximately $26,000 in cash and 20,000 common shares.

In 2003 and 2004 an officer provided us $7,430 and $1,470 in working capital advances for ongoing operations.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of approximately $2,710 for the fiscal year ended September 30, 2004 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in its quarterly reports.

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

* Previously filed

Reports on Form 8-K.

We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2004.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2009.

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

Date: April 27, 2009	By:	/s/ A. J. Boisdrenghien
A. J. Boisdrenghien
Director