Form 10-Q
period 2005-06-30
TMANGLOBAL COM INC
filed 2009-04-29
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2005

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

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, June 30, 2005, was 2,840,864.

FORM 10-Q
Franchise Holdings International, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

ITEM 1.  FINANCIAL STATEMENTS

 FRANCHISE HOLDINGS INTERNATIONAL, INC.

 FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended June 30, 2005

Franchise Holdings International, Inc.

 Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	Sept. 30, 2004	June 30, 2005 (Unaudited)

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$70,884	$70,884
Related party payables	8,900	10,295
Notes payable	271,759	271,759
Accrued interest payable	116,476	139,371
Stock subscription payable	18,000	18,000
Other payables	5,084	5,084
Total current liabilties	491,103	515,393

Total Liabilities	491,103	515,393

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
2,840,864 shares issued and outstanding	284	284
Stock subscription receivable
Additional paid in capital	3,579,806	3,579,806
Accumulated deficit (including $160,828 (2004)
and $185,118 (2005) accumulated during
the development stage)	(4,071,193)	(4,095,483)

Total Stockholders' Equity	(491,103)	(515,393)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Mar. 12, 2001
					(Inception
	Three Months	Three Months	Nine Months	Nine Months	of Dev. Stage)
	Ended	Ended	Ended	Ended	To
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2005

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
General and administrative	225	225	1,245	1,395	49,101
	225	225	1,245	1,395	49,101

Gain (loss) from operations	(225)	(225)	(1,245)	(1,395)	(49,101)

Other income (expense):
Interest expense	(7,632)	(7,632)	(22,895)	(22,895)	(136,017)
	(7,632)	(7,632)	(22,895)	(22,895)	(136,017)

Income (loss) before
provision for income taxes	(7,857)	(7,857)	(24,140)	(24,290)	(185,118)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(7,857)	$(7,857)	$(24,140)	$(24,290)	$(185,118)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Mar. 12, 2001
			(Inception
	Nine Months	Nine Months	of Dev. Stage)
	Ended	Ended	To
	June 30, 2004	June 30, 2005	June 30, 2005
Cash Flows From Operating Activities:
Net income (loss)	$(24,140)	$(24,290)	$(185,118)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal			1,408
Accounts payable			19,152
Related party payables	1,245	1,395	15,316
Accrued expenses	22,895	22,895	136,017
Compensatory stock issuances			2,750
Net cash provided by (used for)
operating activities	-	-	(10,000)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

Period From
Mar. 12, 2001
(Inception
	Nine Months	Nine Months	of Dev. Stage)
	Ended	Ended	To
	June 30, 2004	June 30, 2005	June 30, 2005

Cash Flows From Financing Activities:
Notes payable - borrowings			10,000
Net cash provided by (used for)
financing activities	-	-	10,000

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$-	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Results of Operations

The following discussion involves our results of operations for the three months ending June 30, 2005 and for the nine months ending June 30, 2005. This compares to the three months ending June 30, 2004 and for the nine months ending June 30, 2004.

Comparing our operations, we had revenues of $-0- for the three months ended June 30, 2005 and $-0- for the three months ending June 30, 2004. We had $-0- in revenues for the nine months ending June 30, 2005 and $-0- in revenues for the nine months ending June 30, 2004.

Operating expenses, which include general and administrative expenses for the three months ended June 30, 2005  were $225 and $225  for the three months ended June 30, 2004. For the nine months ending June 30, 2005 operating expenses were $1,395 and $1,245 for the nine months ending June 30, 2004.

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

We had a net loss of $7,857 for the three months ended June 30, 2005 and $7,857 for the three months ended June 30, 2004.  We had a net loss of $24,290 for the nine months ending June 30, 2005 and $24,140 for the nine months ending June 30, 2004.

We plan to make every effort to keep operating expenses constant as our revenues develop. Each additional sales or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

Liquidity and Capital Resources

As of June 30, 2005, we had cash or cash equivalents of $-0-.

Net cash used for operating activities was $-0- for the period ended June 30, 2005, compared to cash provided by operating activities of $-0- for the period ended June 30, 2004. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for the period ended June 30, 2005, compared to cash used for investing activities of $-0- for the period ended June 30, 2004.

Cash flows used for financing activities was $-0- for the period ended June 30, 2005, compared to cash provided by financing activities of $-0-  for the period ended June 30, 2004.

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

* Previously filed

We filed no reports on Form 8-K during the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2009.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer