Form 10-Q
period 2005-12-31
TMANGLOBAL COM INC
filed 2009-04-30
CIK 1096275

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

Results of Operations

The following discussion involves our results of operations for the three months ending December 31, 2005. This compares to the three months ending December 31, 2004.

Comparing our operations, we had revenues of $-0- for the three months ended December 31, 2005 and $-0- for the three months ending December 31, 2004.

Operating expenses, which include general and administrative expenses for the three months ended December 31, 2005  were $945 and $945 for the three months ended December 31, 2004.

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

We had a net loss of  $8,577 for the three months ended December 31, 2005 and $8,577 for the three months ended December 31, 2004

We plan to make every effort to keep operating expenses constant as our revenues develop. Each additional sales or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

Liquidity and Capital Resources

As of December 31, 2005, we had cash or cash equivalents of $-0- .

Net cash used for operating activities was $-0- for the period ended December 31, 2005, compared to cash provided by operating activities of $-0- for the period ended December 31, 2004. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for the period ended December 31, 2005, compared to cash used for investing activities of $-0- for the period ended December 31, 2004.

Cash flows used for financing activities was $-0- for the period ended December 31, 2005, compared to cash provided by financing activities of $-0- for the period ended December 31, 2004.

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