Form 10-Q
period 2006-03-31
TMANGLOBAL COM INC
filed 2009-04-30
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2006

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

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, March 31, 2006, was 2,840,864.

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

Quarter Ended March 31, 2006

Franchise Holdings International, Inc.

 Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

		March 31, 2006
	Sept. 30, 2005	(Unaudited)

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$70,884	$70,884
Related party payables	10,520	11,690
Notes payable	271,759	271,759
Accrued interest payable	147,002	162,265
Stock subscription payable	18,000	18,000
Other payables	5,084	5,084
Total current liabilties	523,249	539,682

Total Liabilities	523,249	539,682

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
2,840,864 shares issued and outstanding	284	284
Stock subscription receivable
Additional paid in capital	3,579,806	3,579,806
Accumulated deficit (including $192,974 (2005)
and $209,407 (2006) ) accumulated during
the development stage)	(4,103,339)	(4,119,772)

Total Stockholders' Equity	(523,249)	(539,682)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Mar. 12, 2001
					(Inception
	Three Months	Three Months	Six Months	Six Months	of Dev. Stage)
	Ended	Ended	Ended	Ended	To
	March 31, 2005	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2006

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
General and administrative	225	225	1,170	1,170	50,496
	225	225	1,170	1,170	50,496

Gain (loss) from operations	(225)	(225)	(1,170)	(1,170)	(50,496)

Other income (expense):
Interest expense	(7,631)	(7,631)	(15,263)	(15,263)	(158,911)
	(7,631)	(7,631)	(15,263)	(15,263)	(158,911)

Income (loss) before
provision for income taxes	(7,856)	(7,856)	(16,433)	(16,433)	(209,407)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(7,856)	$(7,856)	$(16,433)	$(16,433)	$(209,407)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Mar. 12, 2001
			(Inception
	Six Months	Six Months	of Dev. Stage)
	Ended	Ended	To
	March 31, 2005	March 31, 2006	March 31, 2006
Cash Flows From Operating Activities:
Net income (loss)	$(16,433)	$(16,433)	$(209,407)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal			1,408
Accounts payable			19,152
Related party payables	1,170	1,170	16,711
Accrued expenses	15,263	15,263	158,911
Compensatory stock issuances			2,750
Net cash provided by (used for)
operating activities	-	-	(10,000)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

Period From
Mar. 12, 2001
(Inception
	Six Months	Six Months	of Dev. Stage)
	Ended	Ended	To
	March 31, 2005	March 31, 2006	March 31, 2006

Cash Flows From Financing Activities:
Notes payable - borrowings			10,000
Net cash provided by (used for)
financing activities	-	-	10,000

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$-	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Results of Operations

The following discussion involves our results of operations for the three months ending March 31, 2006 and for the six months ending March 31, 2006. This compares to the three months ending March 31, 2005 and for the six months ending March 31, 2005.

Comparing our operations, we had revenues of $-0- for the three months ended March 31, 2006 and $-0- for the three months ending March 31, 2005. We had $-0- in revenues for the six months ending March 31, 2006 and $-0- in revenues for the six months ending March 31, 2005.

Operating expenses, which include general and administrative expenses for the three months ended March 31, 2006  were $225 and $225 for the three months ended March 31, 2005. For the six months ending March 31, 2006 operating expenses were $1,170 and $1,170 for the six months ending March 31, 2005.

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

We had a net loss of $7,856 for the three months ended March 31, 2006 and $7,856 for the three months ended March 31, 2005.  We had a net loss of $16,433 for the six months ending March 31, 2006 and $16,433 for the six months ending March 31, 2005.

We plan to make every effort to keep operating expenses constant as our revenues develop. Each additional sales or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

Liquidity and Capital Resources

As of March 31, 2006, we had cash or cash equivalents of $-0- .

Net cash used for operating activities was $-0- for the period ended March 31, 2006, compared to cash provided by operating activities of $-0- for the period ended March 31, 2005. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows used or provided by investing activities was $-0- for the period ended March 31, 2006, compared to cash used for investing activities of $-0- for the period ended March 31, 2005.

Cash flows used for financing activities was $-0- for the period ended March 31, 2006, compared to cash provided by financing activities of $-0- for the period ended March 31, 2005.

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

* Previously filed

We filed no reports on Form 8-K during the quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2009.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer