Form 10-K
period 2006-09-30
TMANGLOBAL COM INC
filed 2009-04-30
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2006

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

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, September 30, 2006, was 2,840,864.

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

For the fiscal year ended September 30, 2006, our accountants have expressed doubt about our ability to continue as a going concern as a result of limited assets and operating losses.  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $20,000 and $30,000 for the fiscal year ending September 30, 2006. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

Our common stock is currently listed for trading in the Pink Sheets and is subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Our tangible net worth was below the minimum requirement as of September 30, 2006. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock.

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

ITEM 3. LEGAL PROCEEDINGS.

A complaint was filed against us regarding the payment of a $50,000 note payable to unrelated parties which was due July 1, 2001. The complaint sought judgment against us in the case requiring that we pay the $50,000 note plus accrued interest of $9,049. The note will continue to bear interest at 11% until paid. As a subsequent event, in 2008 the noteholder agreed to settle the judgment and any outstanding amount due for $6,250 in cash and 15,000 common shares.

On January 22, 2002 we received a notice from the Commonwealth of Kentucky Revenue Cabinet which was addressed to our predecessor, FSGI Corporation, requiring the payment of $10,118 including balances on FSGI's corporation income and license accounts. Our management believed that it received the notice in error as the notice amounts assessed related to our formation in 1998. In 2002 we were attempting to resolve this matter with the Revenue Cabinet staff. After contacting the Revenue Cabinet in 2008, we believes that the Revenue Cabinet considers the case closed with no amounts due.

Otherwise, we are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Holders

As of September 30, 2006, there were 93 record holders of our common stock and there were 2,840,864 shares of our common stock outstanding.

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

Results of Operations

We had no revenue for the fiscal years ended September 30, 2006 or 2005.

Operating expenses during the year ended September 30, 2006 totaled $1,620, consisting of legal and accounting fees.  Operating expenses during the year ended September 30, 2005 totaled $1,620, consisting of legal and accounting fees.

We had a net loss of $32,146 for the fiscal year ended September 30, 2006, compared to a net loss of $32,146 for the fiscal year ended September 30, 2005. We have had several years of losses and our losses may continue into the future.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost

Liquidity and Capital Resources.

At September 30, 2006, we had an unrestricted cash balance of $-0-.

Net cash used for operating activities was $-0- for the fiscal year ended September 30, 2006, compared to  $-0- for the fiscal year ended September 30, 2005.

Cash flows used or provided by investing activities was $-0- for the fiscal year ended September 30, 2006, compared to  $-0- for the fiscal year ended September 30, 2005.

Cash flows used for financing activities was $-0- for the fiscal year ended September 30, 2006, compared to  $-0- for the fiscal year ended September 30, 2005.

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

September 30, 2005 and 2006
And For The Period From March 12, 2001
 (Inception of Development Stage)
Through September 30, 2006

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Franchise Holdings International, Inc.
Greenwood Village, Colorado

I have audited the accompanying balance sheets of Franchise Holdings International, Inc. (a development stage company)  as of September 30, 2005 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from  March 12, 2001 (inception of the development stage) through September 30, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Franchise Holdings International, Inc. as of September 30, 2005 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from  March 12, 2001 (inception of the development stage) through September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
January 30, 2009	RONALD R. CHADWICK, P.C.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	Sept. 30, 2005	Sept. 30, 2006

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$70,884	$70,884
Related party payables	10,520	12,140
Notes payable	271,759	271,759
Accrued interest payable	147,002	177,528
Stock subscription payable	18,000	18,000
Other payables	5,084	5,084
Total current liabilties	523,249	555,395

Total Liabilities	523,249	555,395

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
2,840,864 shares issued and outstanding	284	284
Stock subscription receivable
Additional paid in capital	3,579,806	3,579,806
Accumulated deficit (including $192,974 (2005)
and $225,120 (2006) ) accumulated during
the development stage)	(4,103,339)	(4,135,485)

Total Stockholders' Equity	(523,249)	(555,395)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
			Mar. 12, 2001
			(Inception
			of Dev. Stage)
	Year Ended	Year Ended	To
	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2006

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
General and administrative	1,620	1,620	50,946
	1,620	1,620	50,946

Gain (loss) from operations	(1,620)	(1,620)	(50,946)

Other income (expense):
Interest expense	(30,526)	(30,526)	(174,174)
	(30,526)	(30,526)	(174,174)

Income (loss) before
provision for income taxes	(32,146)	(32,146)	(225,120)

Provision for income tax	-	-	-

Net income (loss)	$(32,146)	$(32,146)	$(225,120)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	2,840,864	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Stock		Stock-
		Amount	Additional	Subscription	Accumulated	holders'
	Shares (1)	($.0001 Par)	Paid in Capital	Receivable	Deficit	Equity

Balances at March 12, 2001	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$(363,025)
(Inception of development stage)

Net income (loss) for the period					(27,487)	(27,487)

Balances at September 30, 2001	90,861	$9	$3,562,331	$(15,000)	$(3,937,852)	$(390,512)

Net income (loss) for the year					(60,100)	(60,100)

Balances at September 30, 2002	90,861	$9	$3,562,331	$(15,000)	$(3,997,952)	$(450,612)

Fractional shares - reverse stock split	3					-

Debt relief - repurchase obligation			15,000	15,000		30,000

Compensatory stock issuances	2,750,000	275	2,475			2,750

Net income (loss) for the year					(41,245)	(41,245)

Balances at September 30, 2003	2,840,864	$284	$3,579,806	$-	$(4,039,197)	$(459,107)

Net income (loss) for the year					(31,996)	(31,996)

Balances at September 30, 2004	2,840,864	$284	$3,579,806	$-	$(4,071,193)	$(491,103)

Net income (loss) for the year					(32,146)	(32,146)

Balances at September 30, 2005	2,840,864	$284	$3,579,806	$-	$(4,103,339)	$(523,249)

Net income (loss) for the year					(32,146)	(32,146)

Balances at September 30, 2006	2,840,864	$284	$3,579,806	$-	$(4,135,485)	$(555,395)
______________

(1) As adjusted for a 1 for 100 reverse stock split effective May 9, 2003.

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Mar. 12, 2001
			(Inception
			of Dev. Stage)
	Year Ended	Year Ended	To
	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2006
Cash Flows From Operating Activities:
Net income (loss)	$(32,146)	$(32,146)	$(225,120)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal			1,408
Accounts payable			19,152
Related party payables	1,620	1,620	17,161
Accrued expenses	30,526	30,526	174,174
Compensatory stock issuances			2,750
Net cash provided by (used for)
operating activities	-	-	(10,000)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

Period From
Mar. 12, 2001
(Inception
of Dev. Stage)
	Year Ended	Year Ended	To
	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2006

Cash Flows From Financing Activities:
Notes payable - borrowings			10,000
Net cash provided by (used for)
financing activities	-	-	10,000

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$-	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005 and 2006, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2006

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2005 and 2006, the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005 and 2006, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2006

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs in the fiscal years ended September 30, 2005 or 2006.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005 and 2006, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2006

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

NOTE 2. RELATED PARTY TRANSACTIONS

In 2005 and 2006 an officer provided the Company $1,620 each year in working capital advances for ongoing operations.

NOTE 3. NOTES PAYABLE

At September 30, 2005 and 2006 the Company had $271,759 in notes payable outstanding to non-related parties, currently due, bearing interest at rates from 10% - 12% per annum, and convertible into common stock at $1 - $3 per share. Accrued interest payable under the notes at September 30, 2005 and 2006 was $147,002 and $177,528, and interest expense in 2005 and 2006 was $30,526 each year. In 2003 an $18,000 note with an automatic conversion feature was recorded as a stock subscription payable for 6,000 common shares upon conversion. As a subsequent event, in 2008 the remaining noteholders agreed to cancel the conversion feature and settle their notes upon payment of cumulative settlement amounts of approximately $26,000 in cash and 20,000 common shares.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005 and 2006, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2006

NOTE 4. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30, 2005 and 2006 the Company had net operating loss carryforwards of approximately $1,114,000 and $1,146,000 which begin to expire in 2012. The deferred tax asset of $445,586 and $458,444 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2005 and 2006 was $12,858 each year.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005 and 2006, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2006

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of September 30, 2006 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as September 30, 2006.

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

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Director and Executive Officer, his age and position held with us as of September  30, 2006 is as follows:

NAME	AGE	POSITION HELD

A. J. Boisdrenghien	58	President, Secretary and Director

The person named above is expected to hold said offices/positions until the next annual meeting of our stockholders. He cannot be considered to be an independent director.

Mr. Boisdrenghien is our sole Officer and Director. He has been our sole officer and director since May, 2003.  He has been the President of Equity Capital Holding, a consulting company, since 1999. He was formerly President of NABCO, Inc, a bagel franchising company which was sold in 1999.  In 1999, NABCO merged with EUniverse, which later changed its name to Intermix. Intermix held several properties, including My Space, which was sold to News Corp in 2006. Mr. Boisdrenghien graduated from Pittsburgh State, in Pittsburgh, Kansas in 1969, with a degree in finance.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of September 30, 2006, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 2,840,860 common shares were issued and outstanding as of September 30, 2006.

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

At September 30, 2005 and 2006 we had $271,759 in notes payable outstanding to non-related parties, currently due, bearing interest at rates from 10% - 12% per annum, and convertible into common stock at $1 - $3 per share. Accrued interest payable under the notes at September 30, 2005 and 2006 was $147,002 and $177,528, and interest expense in 2005 and 2006 was $30,526 each year. In 2003 an $18,000 note with an automatic conversion feature was recorded as a stock subscription payable for 6,000 common shares upon conversion. As a subsequent event, in 2008 the remaining noteholders agreed to cancel the conversion feature and settle their notes upon payment of cumulative settlement amounts of approximately $26,000 in cash and 20,000 common shares.

In 2005 and 2006 an officer provided the Company $1,620 each year in working capital advances for ongoing operations.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of approximately $2,710 for the fiscal year ended September 30, 2006 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in its quarterly reports.

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

* Previously filed

Reports on Form 8-K.

We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2006.

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