Form 10-Q
period 2008-12-31
TMANGLOBAL COM INC
filed 2009-05-01
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  December 31, 2008

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

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes [X] No [ ].

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

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, December 31, 2008, was 2,840,864.

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

Quarter Ended December 31, 2008

Franchise Holdings International, Inc.

 Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

		Dec. 31, 2008
	Sept. 30, 2008	(Unaudited)

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$71,184	$635
Related party payables	26,775
Notes payable	271,759
Accrued interest payable	238,580
Stock subscription payable	18,000
Other payables	5,084
Total current liabilties	631,382	635

Total Liabilities	631,382	635

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
2,840,864 shares issued and outstanding	284	284
Stock subscription receivable
Additional paid in capital	3,579,806	3,826,440
Accumulated deficit (including $301,107 deficit
(2008) and $83,006 surplus (2009) )
accumulated during the development stage)	(4,211,472)	(3,827,359)

Total Stockholders' Equity	(631,382)	(635)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Mar. 12, 2001
			(Inception
	Three Months	Three Months	of Dev. Stage)
	Ended	Ended	To
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
General and administrative	799	715	66,596
	799	715	66,596

Gain (loss) from operations	(799)	(715)	(66,596)

Other income (expense):
Gain on debt relief		384,828	384,828
Interest expense	(7,632)		(235,226)
	(7,632)	384,828	149,602

Income (loss) before
provision for income taxes	(8,431)	384,113	83,006

Provision for income tax	-	-	-

Net income (loss)	$(8,431)	$384,113	$83,006

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$0.14

Weighted average number of
common shares outstanding	2,840,864	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Mar. 12, 2001
			(Inception
	Three Months	Three Months	of Dev. Stage)
	Ended	Ended	To
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(8,431)	$384,113	$83,006

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal			1,408
Accounts payable	351	(4,765)	14,537
Related party payables	448	31,130	63,076
Accrued expenses	7,632		235,226
Gain on debt relief		(384,828)	(384,828)
Compensatory stock issuances			2,750
Net cash provided by (used for)
operating activities	-	25,650	15,650

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

Period From
Mar. 12, 2001
(Inception
	Three Months	Three Months	of Dev. Stage)
	Ended	Ended	To
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Cash Flows From Financing Activities:
Notes payable - payments		(25,650)	(25,650)
Notes payable - borrowings			10,000
Net cash provided by (used for)
financing activities	-	(25,650)	(15,650)

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$-	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

In December 2008 an officer contributed $57,905 in amounts due him from the Company to the capital of the Company.

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

NOTE 2. OTHER MATTERS

In December 2008 the Company settled $55,084 in accrued payables for $5,100 in cash provided by a Company officer, eliminated $15,403 in payables as part of a note settlement, and eliminated $5,481 in payables believed by the Company to be no longer collectible by the debtors due to statutory time limits, resulting in a gain from debt relief of $70,868.  Also in December 2008 the Company settled $510,339 in notes payable and accrued interest for $25,650 in cash and 20,000 of the Company’s common shares, both provided by a Company officer. The Company recorded gain on debt relief of $313,960 for the $339,610 in debt settled for $25,650 in cash, and recorded $170,729 in paid in capital from debt relief for the debt settled for 20,000 of the officer’s common shares due to the officer donating the use of the shares to the Company for debt settlement. In addition, the Company earlier in November 2008 settled an outstanding stock subscription payable of $18,000 for a further 6,000 of the Company’s common shares provided by the officer, recording $18,000 in paid in capital from that transaction. At the end of December 2008, a Company officer contributed $57,905 in amounts payable to him from the Company for working capital advances to the capital of the Company.

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

Results of Operations

The following discussion involves our results of operations for the three months ending December 31, 2008. This compares to the three months ending December 31, 2007.

Comparing our operations, we had revenues of $-0- for the three months ended December 31, 2008 and $-0- for the three months ending December 31, 2007.

Operating expenses, which include general and administrative expenses for the three months ended December 31, 2008  were $715 and $799 for the three months ended December 31, 2007.

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

We had net income of $384,113 for the three months ended December 31, 2008, compared to a net loss of $8,431 for the three months ended December 31, 2007

In December 2008 we settled $55,084 in accrued payables for $5,100 in cash provided by our President, eliminated $15,403 in payables as part of a note settlement, and eliminated $5,481 in payables believed by us to be no longer collectible by the debtors due to statutory time limits, resulting in a gain from debt relief of $70,868.  Also in December 2008 we settled $510,339 in notes payable and accrued interest for $25,650 in cash and 20,000 of our common shares, both provided by our President.

We recorded gain on debt relief of $313,960 for the $339,610 in debt settled for $25,650 in cash, and recorded $170,729 in paid in capital from debt relief for the debt settled for 20,000 of our President’s common shares because he donated the use of the shares to us for debt settlement. In addition, earlier in November 2008 we settled an outstanding stock subscription payable of $18,000 for a further 6,000 of our common shares provided by our President, recording $18,000 in paid in capital from that transaction. At the end of December 2008 our President contributed $57,905 in amounts payable to him from us for working capital advances to our capital.

Otherwise, we plan to make every effort to keep operating expenses constant as our revenues develop. Each additional sales or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

Liquidity and Capital Resources

As of December 31, 2008, we had cash or cash equivalents of $-0- .

Net cash provided by operating activities was $25,650 for the period ended December 31, 2008, compared to cash used or  provided by operating activities of $-0- for the period ended December 31, 2007. We anticipate that overhead costs in current operations will remain fairly constant as revenues develop.

Cash flows provided by investing activities was $-0- for the period ended December 31, 2008, compared to cash used or provided for investing activities of $-0- for the period ended December 31, 2007.

Cash flows provided by financing activities was $25,650  for the period ended December 31, 2008, compared to cash used or provided by financing activities of $-0- for the period ended December 31, 2007.

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

* Previously filed

We filed no reports on Form 8-K during the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2009.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer