Form 10-Q
period 2009-03-31
TMANGLOBAL COM INC
filed 2009-05-06
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X ]   No: []

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, March 31, 2009, was 2,840,864.

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

Quarter Ended March 31, 2009

Franchise Holdings International, Inc.

 Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

		March 31, 2009
	Sept. 30, 2008	(Unaudited)

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$71,184	$635
Related party payables	26,775	12,322
Notes payable	271,759
Accrued interest payable	238,580
Stock subscription payable	18,000
Other payables	5,084
Total current liabilties	631,382	12,957

Total Liabilities	631,382	12,957

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
2,840,864 shares issued and outstanding	284	284
Stock subscription receivable
Additional paid in capital	3,579,806	3,826,440
Accumulated deficit (including $301,107 deficit
(2008) and $70,684 surplus (2009) )
accumulated during the development stage)	(4,211,472)	(3,839,681)

Total Stockholders' Equity	(631,382)	(12,957)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Mar. 12, 2001
					(Inception
	Three Months	Three Months	Six Months	Six Months	of Dev. Stage)
	Ended	Ended	Ended	Ended	To
	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2009

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
General and administrative	535	12,322	1,334	13,037	78,918
	535	12,322	1,334	13,037	78,918

Gain (loss) from operations	(535)	(12,322)	(1,334)	(13,037)	(78,918)

Other income (expense):
Gain on debt relief				384,828	384,828
Interest expense	(7,631)		(15,263)		(235,226)
	(7,631)	-	(15,263)	384,828	149,602

Income (loss) before
provision for income taxes	(8,166)	(12,322)	(16,597)	371,791	70,684

Provision for income tax	-	-	-	-	-

Net income (loss)	$(8,166)	$(12,322)	$(16,597)	$371,791	$70,684

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$0.13

Weighted average number of
common shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Mar. 12, 2001
			(Inception
	Six Months	Six Months	of Dev. Stage)
	Ended	Ended	To
	March 31, 2008	March 31, 2009	March 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(16,597)	$371,791	$70,684

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal			1,408
Accounts payable	1	(4,765)	14,537
Related party payables	1,333	43,452	75,398
Accrued expenses	15,263	-	235,226
Gain on debt relief		(384,828)	(384,828)
Compensatory stock issuances			2,750
Net cash provided by (used for)
operating activities	-	25,650	15,650

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

Period From
Mar. 12, 2001
(Inception
	Six Months	Six Months	of Dev. Stage)
	Ended	Ended	To
	March 31, 2008	March 31, 2009	March 31, 2009

Cash Flows From Financing Activities:
Notes payable - payments		(25,650)	(25,650)
Notes payable - borrowings			10,000
Net cash provided by (used for)
financing activities	-	(25,650)	(15,650)

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$-	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2. OTHER MATTERS

In December 2008 the Company settled $55,084 in accrued payables for $5,100 in cash provided by a Company officer, eliminated $15,403 in payables as part of a note settlement, and eliminated $5,481 in payables believed by the Company to be no longer collectible by the debtors due to statutory time limits, resulting in a gain from debt relief of $70,868.  Also in December 2008 the Company settled $510,339 in notes payable and accrued interest for $25,650 in cash and 20,000 of the Company’s common shares, both provided by a Company officer. The Company recorded gain on debt relief of $313,960 for the $339,610 in debt settled for $25,650 in cash, and recorded $170,729 in paid in capital from debt relief for the debt settled for 20,000 of the officer’s common shares due to the officer donating the use of the shares to the Company for debt settlement. In addition, the Company earlier in November 2008 settled an outstanding stock subscription payable of $18,000 for a further 6,000 of the Company’s common shares provided by the officer, recording $18,000 in paid in capital from that transaction.  At the end of December 2008 a Company officer contributed $57,905 in amounts payable to him from the Company for working capital advances to the capital of the Company.

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

Results of Operations

The following discussion involves our results of operations for the three months ending March 31, 2009 and for the six months ending March 31, 2009. This compares to the three months ending March 31, 2008 and for the six months ending March 31, 2008.

Comparing our operations, we had revenues of $-0- for the three months ended March 31, 2009 and $-0- for the three months ending March 31, 2008. We had $-0- in revenues for the six months ending March 31, 2009 and $-0- in revenues for the six months ending March 31, 2008.

Operating expenses, which include general and administrative expenses for the three months ended March 31, 2009  were $12,322 and $535 for the three months ended March 31, 2008. For the six months ending March 31, 2009 operating expenses were $13,037 and $1,334 for the six months ending March 31, 2008.

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

We had a net loss of $12,322 for the three months ended March 31, 2009 and $8,166 for the three months ended March 31, 2008.  We had a net profit of $371,791 for the six months ending March 31, 2009 and a net loss of $16,597 for the six months ending March 31, 2008.

Our profit of $371,791 for the six months ending March 31, 2009 was based upon the forgiveness of debt. In December 2008 we settled $55,084 in accrued payables for $5,100 in cash provided by our President, eliminated $15,403 in payables as part of a note settlement, and eliminated $5,481 in payables believed by us to be no longer collectible by the debtors due to statutory time limits, resulting in a gain from debt relief of $70,868.  Also in December 2008 we settled $510,339 in notes payable and accrued interest for $25,650 in cash and 20,000 of our common shares, both provided by our President. We recorded gain on debt relief of $313,960 for the $339,610 in debt settled for $25,650 in cash, and recorded $170,729 in paid in capital from debt relief for the debt settled for 20,000 of our President’s common shares because our President donated the use of the shares to us for debt settlement. In addition, earlier in November 2008 we settled an outstanding stock subscription payable of $18,000 for a further 6,000 of our common shares provided by our President, recording $18,000 in paid in capital from that transaction. At the end of December 2008 our President contributed $57,905 for working capital advances to us.

We plan to make every effort to keep operating expenses constant as our revenues develop. Each additional sales or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

Liquidity and Capital Resources

As of March 31, 2009, we had cash or cash equivalents of $-0- .

Net cash provided by operating activities was $25,650 for the period ended March 31, 2009, compared to cash used for or provided by operating activities of $-0- for the period ended March 31, 2008. The activities for the period ended March 31, 2009 were all related to our debt relief.

Cash flows used or provided by investing activities was $-0- for the period ended March 31, 2009, compared to cash used for investing activities of $-0- for the period ended March 31, 2008.

Cash flows used for financing activities was $25,650 for the period ended March 31, 2009, compared to cash provided by financing activities of $-0- for the period ended March 31, 2008.

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

* Previously filed

We filed no reports on Form 8-K during the quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2009.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer