Form 10-K/A
period 2008-09-30
Franchise Holdings International, Inc.
filed 2009-08-05
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ ]   No: [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

FORM 10-K/A

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K/A affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Address	No. of	Percentage
Beneficial	Shares	of Ownership
Owner(1)	Owned

A. J. Boisdrenghien	995,800	35.05%
5910 South University Boulevard, C-18, Unit 165
Littleton, Colorado 80121-2800

Robert Lazzeri (2) 2560 W. Main Street Littleton, Colorado 80120(2)	600,000	21.11%

Earnest Mathis(3)	600,000	21.11%
2560 W. Main Street
Littleton, Colorado 80120(2)

All Officers and
Directors as a Group	995,800	35.05%
(one person)

 _____________

(1)	A total of 974,000 shares are owned in the name of Franchise Concepts, Inc. A total of 21,8000 shares owned by Equity Capital Holding Corporation. Both companies are affiliates of our President.
(2)	Includes 300,000 shares owned in the name of Lazzeri Equity Partners 401(K) Plan and 300,000 shares owned in the name of Lazzeri Family Trust.
(3)	Includes 300,000 shares owned in the name of Mathis Family Partners, Ltd. and 300,000 shares owned in the name of Earnco MPPP.

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

In June, 2008, Franchise Concepts, Inc., a company affiliated with our President, sold a total of 300,000 shares to Lazzeri Equity Partners 401(K) Plan,  300,000 shares to the Lazzeri Family Trust, 300,000 shares to Mathis Family Partners, Ltd. and 300,000 shares to Earnco MPPP. The total cash consideration was $70,000.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2009.

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

Date: August 5, 2009	By:	/s/ A. J. Boisdrenghien
A. J. Boisdrenghien
Director