Form 10-Q
period 2009-06-30
Franchise Holdings International, Inc.
filed 2009-08-10
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]   No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, August 1, 2009, was 2,840,864.

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

Quarter Ended June 30, 2009

Franchise Holdings International, Inc.
 Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

		June 30, 2009
	Sept. 30, 2008	(Unaudited)

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$71,184	$10,342
Related party payables	26,775	15,130
Notes payable	271,759
Accrued interest payable	238,580
Stock subscription payable	18,000
Other payables	5,084
Total current liabilties	631,382	25,472

Total Liabilities	631,382	25,472

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
2,840,864 shares issued and outstanding	284	284
Stock subscription receivable
Additional paid in capital	3,579,806	3,826,440
Accumulated deficit (including $301,107 deficit
(2008) and $58,169 surplus (2009) )
accumulated during the development stage)	(4,211,472)	(3,852,196)

Total Stockholders' Equity	(631,382)	(25,472)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Period From Mar. 12, 2001 (Inception of Dev. Stage)
	Ended	Ended	Ended	Ended	To
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2009

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
General and administrative	225	12,515	1,559	25,552	91,433
	225	12,515	1,559	25,552	91,433

Gain (loss) from operations	(225)	(12,515)	(1,559)	(25,552)	(91,433)

Other income (expense):
Gain on debt relief				384,828	384,828
Interest expense	(7,632)		(22,895)		(235,226)
	(7,632)	-	(22,895)	384,828	149,602

Income (loss) before
provision for income taxes	(7,857)	(12,515)	(24,454)	359,276	58,169

Provision for income tax	-	-	-	-	-

Net income (loss)	$(7,857)	$(12,515)	$(24,454)	$359,276	$58,169

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$0.13

Weighted average number of
common shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Mar. 12, 2001
			(Inception
	Nine Months	Nine Months	of Dev. Stage)
	Ended	Ended	To
	June 30, 2008	June 30, 2009	June 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(24,454)	$359,276	$58,169

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal			1,408
Accounts payable	75	4,942	24,244
Related party payables	1,484	46,260	78,206
Accrued expenses	22,895	-	235,226
Gain on debt relief		(384,828)	(384,828)
Compensatory stock issuances			2,750
Net cash provided by (used for)
operating activities	-	25,650	15,650

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

(Inception
	Nine Months	Nine Months	of Dev. Stage)
	Ended	Ended	To
	June 30, 2008	June 30, 2009	June 30, 2009

Cash Flows From Financing Activities:
Notes payable - payments		(25,650)	(25,650)
Notes payable - borrowings			10,000
Net cash provided by (used for)
financing activities	-	(25,650)	(15,650)

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$-	$-	$-

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Results of Operations

The following discussion involves our results of operations for the three months ending June 30, 2009 and for the nine months ending June 30, 2009. This compares to the three months ending June 30, 2008 and for the nine months ending June 30, 2008.

Comparing our operations, we had revenues of $-0- for the three months ended June 30, 2009 and $-0- for the three months ending June 30, 2008. We had $-0- in revenues for the nine months ending June 30, 2009 and $-0- in revenues for the nine months ending June 30, 2008.

Operating expenses, which include general and administrative expenses for the three months ended June 30, 2009  were $12,515    and $225 for the three months ended June 30, 2008. For the nine months ending June 30, 2009 operating expenses were $25,552        and $1,559 for the nine months ending June 30, 2008.

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

We had a net loss of $12,515 for the three months ended June 30, 2009 and $7,857 for the three months ended June 30, 2008.  We had net income of $359,276 for the nine months ending June 30, 2009 and a net loss of $24,454 for the nine months ending June 30, 2008. The net income for the nine months ended June 30, 2009 was primarily attributable to a gain as a result of the forgiveness of debt.

We plan to make every effort to keep operating expenses constant as our revenues develop. Each additional sales or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

Liquidity and Capital Resources

As of June 30, 2009, we had cash or cash equivalents of $-0- .

Net cash provided by operating activities was $25,650 for the period ended June 30, 2009, compared to cash used for or provided by operating activities of $-0- for the period ended June 30, 2008.

Cash flows used or provided by investing activities was $-0- for the period ended June 30, 2009, compared to cash used for investing activities of $-0- for the period ended June 30, 2008.

Cash flows used for financing activities was $25,650 for the period ended June 30, 2009, compared to cash used for or provided by financing activities of $-0- for the period ended June 30, 2008.

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

We were formed in 1997. We began our present operations in 2003. From the time we began operations until the present, we operated at a loss. We have never been profitable. Since we have no history of profitability over a sustained period of time, we have limited financial results upon which you may judge our potential. While we do not expect to continue to incur losses in the near future, there can be no guarantee that we will be able to sustain our profitable operations. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any business, many of which are beyond our control. These include:

—	Lack of capital for operations,
—	Substantial delays and expenses related to testing and development of new products,
—	Development and marketing problems encountered in connection with our new and existing products,
—	Competition from larger and more established companies, and
—	Lack of market acceptance of our products.

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

There has been, and continues to be, a limited public market for our common stock. Although our common stock trades in the Pink Sheets, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

o	Actual or anticipated fluctuations in our operating results;
o	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;
o	changes in market valuations of other mortgage brokerage companies, particularly those that sell products similar to as ours;
o	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
o	introduction of technologies or product enhancements that reduce the need for our products; and
o	departures of key personnel.

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

____________

* Previously filed

We filed no reports on Form 8-K during the quarter of the fiscal year ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2009.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer