Form 10-K
period 2009-09-30
Franchise Holdings International, Inc.
filed 2009-12-29
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $71,000.

FORM 10-K

Franchise Holdings International, Inc.

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

Our investor relations department can be contacted at our principal executive office located at our principal office 5910 South University Boulevard, C-18, Unit 165, Littleton, Colorado 80121-2800. Our phone number is (303) 220-5001. Our website is www. fnhi.net

ITEM 1A. RISK FACTORS

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

We were formed in 1997. We began our present operations in 2003. From the time we began operations until the present, we operated at a loss. We had a net profit of $360,318 for the fiscal year ended September 30, 2009, compared to a net loss of $43,841 for the fiscal year ended September 30, 2008. The profit for the fiscal year ended September 30, 2009 represented an extraordinary event. We settled a number of debts during the fiscal year and thereby showed a gain of $388,095 as a result. Otherwise, we have had several years of losses and our losses may continue into the future. Since we have no history of profitability over a sustained period of time, we have limited financial results upon which you may judge our potential. While we do not expect to continue to incur losses in the near future, there can be no guarantee that we will be able to sustain our profitable operations. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any business, many of which are beyond our control. These include:

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

For the fiscal year ended September 30, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of limited assets and operating losses.  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $20,000 and $30,000 for the fiscal year ending September 30, 2010. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

Our common stock is currently listed for trading in the Pink Sheets under the trading symbol FNHI and is subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Our tangible net worth was below the minimum requirement as of September 30, 2009. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Holders

As of September 30, 2009, there were 93 record holders of our common stock and there were 2,840,864 shares of our common stock outstanding.

Market Information

Our shares of common stock are quoted on the Pink Sheets under the trading symbol FNHI. The shares became trading in 1999 but there is no extensive history of trading. The bid and asked price has been $0.11 and $3.00  during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

Results of Operations

We had no revenue for the fiscal years ended September 30, 2009 or 2008.

Operating expenses during the year ended September 30, 2009 totaled $27,777, consisting of legal and accounting fees.  Operating expenses during the year ended September 30, 2008 totaled $13,315, consisting of legal and accounting fees.

We had a net profit of $360,318 for the fiscal year ended September 30, 2009, compared to a net loss of $43,841 for the fiscal year ended September 30, 2008. The profit for the fiscal year ended September 30, 2009 represented an extraordinary event. We settled a number of debts during the fiscal year and thereby showed a gain of $388,095 as a result. Otherwise, we have had several years of losses and our losses may continue into the future.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost

Liquidity and Capital Resources.

At September 30, 2009, we had an unrestricted cash balance of $-0-.

Net cash provided by operating activities was $25,650 for the fiscal year ended September 30, 2009, compared to cash used for or provided by operating activities $-0- for the fiscal year ended September 30, 2008. The net cash provided by operating activities for the fiscal year ended September 30, 2009 was related to our debt settlement activities.

Cash flows used or provided by investing activities was $-0- for the fiscal year ended September 30, 2009, compared to $-0- for the fiscal year ended September 30, 2008.

Cash flows used for financing activities was $25,650 for the fiscal year ended September 30, 2009, compared to  $-0- for the fiscal year ended September 30, 2008. Cash flows used for financing activities for the fiscal year ended September 30, 2009 represented payments made in settlement of various debts.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008 and 2009,
And For The Period From March 12, 2001
 (Inception of Development Stage)
Through September 30, 2009

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	15

FINANCIAL STATEMENTS

Balance sheets	16
Statements of operations	17
Statements of stockholders’ equity	18
Statements of cash flows	19
Notes to financial statements	21

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303) 306-1967
Fax (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Franchise Holdings International, Inc.
Greenwood Village, Colorado

I have audited the accompanying balance sheets of Franchise Holdings International, Inc. (a development stage company)  as of September 30, 2008 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from  March 12, 2001 (inception of the development stage) through September 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Franchise Holdings International, Inc. as of September 30, 2008 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from  March 12, 2001 (inception of the development stage) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
December 8, 2009	RONALD R. CHADWICK, P.C.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	Sept. 30, 2008	Sept. 30, 2009

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$71,184	$75
Related party payables	26,775
Notes payable	271,759
Accrued interest payable	238,580
Stock subscription payable	18,000
Other payables	5,084
Total current liabilties	631,382	75

Total Liabilities	631,382	75

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
2,840,864 shares issued and outstanding	284	284
Stock subscription receivable
Additional paid in capital	3,579,806	3,850,795
Accumulated deficit (including $301,107 deficit
(2008) and $59,211 surplus (2009)
accumulated during the development stage)	(4,211,472)	(3,851,154)

Total Stockholders' Equity	(631,382)	(75)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
			Mar. 12, 2001
			(Inception
			of Dev. Stage)
	Year Ended	Year Ended	To
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2009

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
General and administrative	13,315	27,777	93,658
	13,315	27,777	93,658

Gain (loss) from operations	(13,315)	(27,777)	(93,658)

Other income (expense):
Gain on debt relief		388,095	388,095
Interest expense	(30,526)		(235,226)
	(30,526)	388,095	152,869

Income (loss) before
provision for income taxes	(43,841)	360,318	59,211

Provision for income tax	-	-	-

Net income (loss)	$(43,841)	$360,318	$59,211

Net income (loss) per share
(Basic and fully diluted)	$(0.02)	$0.13

Weighted average number of
common shares outstanding	2,840,864	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Stock		Stock-
		Amount	Additional	Subscription	Accumulated	holders'
	Shares (1)	($.0001 Par)	Paid in Capital	Receivable	Deficit	Equity

Balances at March 12, 2001	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$(363,025)
(Inception of development stage)

Net income (loss) for the period					(27,487)	(27,487)

Balances at September 30, 2001	90,861	$9	$3,562,331	$(15,000)	$(3,937,852)	$(390,512)

Net income (loss) for the year					(60,100)	(60,100)

Balances at September 30, 2002	90,861	$9	$3,562,331	$(15,000)	$(3,997,952)	$(450,612)

Fractional shares - reverse stock split	3					-

Debt relief - repurchase obligation			15,000	15,000		30,000

Compensatory stock issuances	2,750,000	275	2,475			2,750

Net income (loss) for the year					(41,245)	(41,245)

Balances at September 30, 2003	2,840,864	$284	$3,579,806	$-	$(4,039,197)	$(459,107)

Net income (loss) for the year					(31,996)	(31,996)

Balances at September 30, 2004	2,840,864	$284	$3,579,806	$-	$(4,071,193)	$(491,103)

Net income (loss) for the year					(32,146)	(32,146)

Balances at September 30, 2005	2,840,864	$284	$3,579,806	$-	$(4,103,339)	$(523,249)

Net income (loss) for the year					(32,146)	(32,146)

Balances at September 30, 2006	2,840,864	$284	$3,579,806	$-	$(4,135,485)	$(555,395)

Net income (loss) for the year					(32,146)	(32,146)

Balances at September 30, 2007	2,840,864	$284	$3,579,806	$-	$(4,167,631)	$(587,541)

Net income (loss) for the year					(43,841)	(43,841)

Balances at September 30, 2008	2,840,864	$284	$3,579,806	$-	$(4,211,472)	$(631,382)

Paid in capital - debt relief			270,989			270,989

Net income (loss) for the year					360,318	360,318

Balances at September 30, 2009	2,840,864	$284	$3,850,795	$-	$(3,851,154)	$(75)
_____________
(1)	As adjusted for a 1 for 100 reverse stock split effective May 9, 2003.

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Mar. 12, 2001
			(Inception
			of Dev. Stage)
	Year Ended	Year Ended	To
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(43,841)	$360,318	$59,211

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal			1,408
Accounts payable	150	(351)	18,951
Related party payables	13,165	55,485	87,431
Accrued expenses	30,526	(1,707)	233,519
Gain on debt relief		(388,095)	(388,095)
Compensatory stock issuances			2,750
Net cash provided by (used for)
operating activities	-	25,650	15,650

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

Period From
Mar. 12, 2001
(Inception
of Dev. Stage)
	Year Ended	Year Ended	To
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2009

Cash Flows From Financing Activities:
Notes payable - borrowings			10,000
Notes payable - payments		(25,650)	(25,650)
Net cash provided by (used for)
financing activities	-	(25,650)	(15,650)

Net Increase (Decrease) In Cash	-	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$-	$-	$-

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 and 2009, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2009

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2008 and 2009, the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 and 2009, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs in the fiscal years ended September 30, 2008 or 2009.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 and 2009, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2009

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

NOTE 2. RELATED PARTY TRANSACTIONS

In 2008 and 2009 an officer provided the Company $13,165 and $55,485 in working capital advances for ongoing operations. The same officer in 2009 contributed $82,260 in debt relief to the Company (inclusive of the amounts noted in the previous sentence). The officer also gave 26,000 Company common shares held by him to other debtors in settlement of $18,000 in stock subscriptions payable and $170,729 in notes payable, which the officer then contributed to capital.

NOTE 3. NOTES PAYABLE

At September 30, 2008 Company had $271,759 in notes payable outstanding to non-related parties, currently due, bearing interest at rates from 10% - 12% per annum, and convertible into common stock at $1 - $3 per share. Accrued interest payable under the notes at September 30, 2008 was $238,580, and interest expense in 2008 was $30,526. In 2003 an $18,000 note with an automatic conversion feature was recorded as a stock subscription payable for 6,000 common shares upon conversion. In 2009 the remaining noteholders agreed to cancel the conversion feature and settle their notes upon payment of cumulative settlement amounts of $25,650 in cash and 20,000 common shares. The note settlements were finalized in the first quarter of fiscal year 2009. A Company officer provided out of his personal shares the 6,000 shares to settle the stock subscription payable and the 20,000 shares for the note settlement. Pursuant to the note settlements, the noteholders, who were owed $271,759 in principal and $238,580 in interest (or $510,339 total),

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 and 2009, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2009

NOTE 3. NOTES PAYABLE (Continued):

were given as noted above 20,000 of the Company’s common shares by an officer out of his personal holdings in settlement of $170,729 out of the $510,339 owed and  $25,650 in cash as full settlement, resulting in a gain on debt relief for the Company of $313,960.

NOTE 4. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30, 2008 and 2009 the Company had net operating loss carryforwards of approximately $1,222,000 and $862,000 which begin to expire in 2012. The deferred tax asset of $488,839 and $344,712 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2009 was $17,536 and $(144,127).

NOTE 5. CONTINGENCIES

On January 22, 2002 the Company received a notice from the Commonwealth of Kentucky Revenue Cabinet which was addressed to the Company's predecessor, FSGI Corporation, requiring the payment of $10,118 including balances on FSGI's corporation income and license accounts. The Company's management believed that it received the notice in error as the notice amounts assessed related to the Company's formation in 1998. In 2002 the Company was attempting to resolve this matter with the Revenue Cabinet staff. After contacting the Revenue Cabinet in 2009, the Company believes that the Revenue Cabinet considers the case closed with no amounts due.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008 and 2009, & For The Period
 From March 12, 2001 (Inception of Dev. Stage) Through September 30, 2009

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Accordingly, we concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR).

Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of September 30, 2009, we did maintain effective control over the financial reporting process.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Director and Executive Officer, his age and position held with us as of September  30, 2009 is as follows:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of September 30, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 2,840,864 common shares were issued and outstanding as of September 30, 2009.

Name and Address Beneficial Owner(1)	No. of Shares Owned	Percentage of Ownership

A. J. Boisdrenghien	995,800	35.05%
5910 South University Boulevard, C-18, Unit 165
Littleton, Colorado 80121-2800

Robert Lazzeri (2) 2560 W. Main Street Littleton, Colorado 80120(2)	600,000	21.11%

Earnest Mathis(3)
2560 W. Main Street
Littleton, Colorado 80120(2)	600,000	21.11%

All Officers and
Directors as a Group	995,800	35.05%
(one person)

 _____________

(1)	A total of 974,000 shares are owned in the name of Franchise Concepts, Inc. A total of 21,8000 shares owned by Equity Capital Holding Corporation. Both companies are affiliates of our President.
(2)	Includes 300,000 shares owned in the name of Lazzeri Equity Partners 401(K) Plan and 300,000 shares owned in the name of Lazzeri Family Trust.
(3)   Includes 300,000 shares owned in the name of Mathis Family Partners, Ltd. and 300,000 shares owned in the name of Earnco MPPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy office space on a rent-free basis from our President, Mr. A. J. Boisdrenghien.

At September 30, 2008 we had $271,759 in notes payable outstanding to non-related parties, currently due, bearing interest at rates from 10% - 12% per annum, and convertible into common stock at $1 - $3 per share. Accrued interest payable under the notes at September 30, 2008 was $238,580, and interest expense in 2008 was $30,526. In 2003 an $18,000 note with an automatic conversion feature was recorded as a stock subscription payable for 6,000 common shares upon conversion. In 2009 the remaining noteholders agreed to cancel the conversion feature and settle their notes upon payment of cumulative settlement amounts of $25,650 in cash and 20,000 common shares. The note settlements were finalized in the first quarter of fiscal year 2009. Our President provided out of his personal shares the 6,000 shares to settle the stock subscription payable and the 20,000 shares for the note settlement. Pursuant to the note settlements, the noteholders, who were owed $271,759 in principal and $238,580 in interest (or $510,339 total), were given as noted above 20,000 of our common shares by our President out his personal shares in settlement of $170,729 out of the $510,339 owed and $25,650 in cash as full settlement, resulting in a gain on debt relief from the promissory  notes of $313,960, with remainder of debt relief on accounts payable at $74,135.

In 2008 and 2009 our President provided us $13,165 and $55,485, respectively, in working capital advances for ongoing operations.

In June, 2008, Franchise Concepts, Inc., a company affiliated with our President, sold a total of 300,000 shares to Lazzeri Equity Partners 401(K) Plan, 300,000 shares to the Lazzeri Family Trust, 300,000 shares to Mathis Family Partners, Ltd. and 300,000 shares to Earnco MPPP. The total cash consideration was $70,000.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $7,500 for the fiscal year ended September 30, 2009 and  $2,710 for the fiscal year ended September 30, 2008 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in its quarterly reports.

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
_____________

* Previously filed
Reports on Form 8-K.

We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2009.

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

Date: December 29, 2009	By:	/s/ A. J. Boisdrenghien
A. J. Boisdrenghien
Director