Form 10-Q
period 2009-12-31
Franchise Holdings International, Inc.
filed 2010-02-10
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]   No: []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, December 31, 2009, was 2,840,864.

FORM 10-Q

Franchise Holdings International, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

ITEM 1.  FINANCIAL STATEMENTS

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2009

Franchise Holdings International, Inc.
 Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operation	6
Statements of cash flows	7
Notes to financial statements	9

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

		Dec. 31, 2009
	Sept. 30, 2009	(Unaudited)

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$75	$2,372
Related party payables		3,225
Total current liabilties	75	5,597

Total Liabilities	75	5,597

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
2,840,864 shares issued and outstanding	284	284
Additional paid in capital	3,850,795	3,850,795
Accumulated deficit (including $301,107 deficit
(2008) and $53,689 surplus (2009)
accumulated during the development stage)	(3,851,154)	(3,856,676)

Total Stockholders' Equity	(75)	(5,597)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Period From Mar. 12, 2001 (Inception of Dev. Stage)
	Ended	Ended	To
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009

Revenues	$-	$-	$-
	-	-	-

Operating expenses:
General and administrative	715	5,522	99,180
	715	5,522	99,180

Gain (loss) from operations	(715)	(5,522)	(99,180)

Other income (expense):
Gain on debt relief	384,828	-	388,095
Interest expense			(235,226)
	384,828	-	152,869

Income (loss) before
provision for income taxes	384,113	(5,522)	53,689

Provision for income tax	-	-	-

Net income (loss)	$384,113	$(5,522)	$53,689

Net income (loss) per share
(Basic and fully diluted)	$0.14	$(0.00)

Weighted average number of
common shares outstanding	2,840,864	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Period From Mar. 12, 2001 (Inception of Dev. Stage)
	Ended	Ended	To
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$384,113	$(5,522)	$53,689

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal			1,408
Accounts payable	(4,765)	2,297	21,248
Related party payables	31,130	3,225	90,656
Accrued expenses			233,519
Gain on debt relief	(384,828)		(388,095)
Compensatory stock issuances			2,750
Net cash provided by (used for)
operating activities	25,650	-	15,650

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months	Period From Mar. 12, 2001 (Inception of Dev. Stage)
	Ended	Ended	To
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009

Cash Flows From Financing Activities:
Notes payable - payments			(25,650)
Notes payable - borrowings			10,000
Net cash provided by (used for)
financing activities	-	-	(15,650)

Net Increase (Decrease) In Cash	25,650	-	-

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$25,650	$-	$-

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.
NOTES TO  FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Long-Lived Assets

In accordance with ASC 360 the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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

Results of Operations

The following discussion involves our results of operations for the three months ending December 31, 2009. This compares to the three months ending December 31, 2008.

Comparing our operations, we had revenues of $-0- for the three months ended December 31, 2009 and $-0- for the three months ending December 31, 2008.

Operating expenses, which include general and administrative expenses for the three months ended December 31, 2009  were $5,522 and $715 for the three months ended December 31, 2008.

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

We had a net loss of $5,522 for the three months ended December 31, 2009, compared to net income of $384,113 for the three months ended December 31, 2008

In December 2008 we settled $55,084 in accrued payables for $5,100 in cash provided by our President, eliminated $15,403 in payables as part of a note settlement, and eliminated $5,481 in payables believed by us to be no longer collectible by the debtors due to statutory time limits, resulting in a gain from debt relief of $70,868.  Also in December 2008 we settled $510,339 in notes payable and accrued interest for $25,650 in cash and 20,000 of our common shares, both provided by our President. We recorded gain on debt relief of $313,960 for the $339,610 in debt settled for $25,650 in cash, and recorded $170,729 in paid in capital from debt relief for the debt settled for 20,000 of our President’s common shares because he donated the use of the shares to us for debt settlement. In addition, earlier in November 2008 we settled an outstanding stock subscription payable of $18,000 for a further 6,000 of our common shares provided by our President, recording $18,000 in paid in capital from that transaction. At the end of December 2008 our President contributed $57,905 in amounts payable to him from us for working capital advances to our capital.

Otherwise, we plan to make every effort to keep operating expenses constant as our revenues develop. Each additional sales or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

Liquidity and Capital Resources

As of December 31, 2009, we had cash or cash equivalents of $-0-.   As of December 31, 2008, we had cash or cash equivalents of $25,650 .

Net cash provided by operating activities was $-0- for the period ended December 31, 2009, compared to cash used or  provided by operating activities of $25,650 for the period ended December 31, 2008.

Cash flows provided by investing activities was $-0- for the period ended December 31, 2009, compared to cash used or provided for investing activities of $-0- for the period ended December 31, 2008.

Cash flows provided by financing activities was $ -0- for the period ended December 31, 2009, compared to cash used or provided by financing activities of $25,650 for the period ended December 31, 2008.

We believe that we have access to sufficient capital in the short term for our current level of operations. Our President has agreed to provide  such capital as may be necessary for us through September 30, 2010. We believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. We can control the substantial part of our expenses by foregoing the hiring of extra personnel and plan to use this to adjust our expenses. If we are unsuccessful in adequately adjusting our expenses, which we do not foresee at this time, we may need additional financing of some type, which we do not now possess, to continue our operations.

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

* Previously filed

We filed no reports on Form 8-K during the quarter of the fiscal year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 10, 2010.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer