Form 10-Q
period 2010-03-31
Franchise Holdings International, Inc.
filed 2010-05-07
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2010

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

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, March 31, 2010, was 2,840,864.

FORM 10-Q

Franchise Holdings International, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

ITEM 1.  FINANCIAL STATEMENTS

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2010

Franchise Holdings International, Inc.
 Financial Statements
(Unaudited)

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	Sept. 30, 2009	Mar. 31, 2010 (Unaudited)

ASSETS

Cash		588
Total Assets	$-	588

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$75	$2,500
Related party payables		6,962
Total current liabilties	75	9,462

Total Liabilities	75	9,462

Stockholders' Equity
Common stock, $.0001 par value;
20,000,000 shares authorized;
2,840,864 shares issued and outstanding	284	284
Additional paid in capital	3,850,795	3,850,795
Accumulated deficit (including $59,211 surplus
(2009) and $50,412 surplus (2010)
accumulated during the development stage)	(3,851,154)	(3,859,953)

Total Stockholders' Equity	(75)	(8,874)

Total Liabilities and Stockholders' Equity	$-	$588

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010	Six Months Ended March 31, 2009	Six Months Ended March 31, 2010	Period From Mar. 12, 2001 (Inception of Dev. Stage) To March 31, 2010

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating expenses:
General and administrative	12,322	3,277	13,037	8,799	102,457
	12,322	3,277	13,037	8,799	102,457

Gain (loss) from operations	(12,322)	(3,277)	(13,037)	(8,799)	(102,457)

Other income (expense):
Gain on debt relief			384,828		388,095
Interest expense					(235,226)
	-	-	384,828	-	152,869

Income (loss) before
provision for income taxes	(12,322)	(3,277)	371,791	(8,799)	50,412

Provision for income tax	-	-	-	-	-

Net income (loss)	$(12,322)	$(3,277)	$371,791	$(8,799)	$50,412

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$0.13	$(0.00)

Weighted average number of
common shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

.
	Six Months Ended Mar. 31, 2009	Six Months Ended Mar. 31, 2010	Period From Mar. 12, 2001 (Inception of Dev. Stage) To March 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$371,791	$(8,799)	$50,412

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation			475
Loss on fixed asset disposal			1,408
Accounts payable	(4,765)	2,425	21,376
Related party payables	43,452	6,962	94,393
Accrued expenses			233,519
Gain on debt relief	(384,828)		(388,095)
Compensatory stock issuances			2,750
Net cash provided by (used for)
operating activities	25,650	588	16,238

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months Ended Mar. 31, 2009	Six Months Ended Mar. 31, 2010	Period From Mar. 12, 2001 (Inception of Dev. Stage) To March 31, 2010

Cash Flows From Financing Activities:
Notes payable - payments			(25,650)
Notes payable - borrowings	(25,650)		10,000
Net cash provided by (used for)
financing activities	(25,650)	-	(15,650)

Net Increase (Decrease) In Cash	-	588	588

Cash At The Beginning Of The Period	-	-	-

Cash At The End Of The Period	$-	$588	$588

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

Results of Operations

The following discussion involves our results of operations for the three months ending March 31, 2010 and for the six months ending March 31, 2010. This compares to the three months ending March 31, 2009 and for the six months ending March 31, 2009.

Comparing our operations, we had revenues of $-0- for the three months ended March 31, 2010 and $-0- for the three months ending March 31, 2009. We had $-0- in revenues for the six months ending March 31, 2010 and $-0- in revenues for the six months ending March 31, 2009.

Operating expenses, which include general and administrative expenses for the three months ended March 31, 2010  were $3,277     and $12,322 for the three months ended March 31, 2009. For the six months ending March 31, 2010 operating expenses were $8,799  and $13,037 for the six months ending March 31, 2009.

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

We had a net loss of $3,277 for the three months ended March 31, 2010 and $12,322 for the three months ended March 31, 2009.  We had a net loss of $8,799 for the six months ending March 31, 2010 and net profit of $371,791 for the six months ending March 31, 2009.

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

Liquidity and Capital Resources

As of March 31, 2010, we had cash or cash equivalents of $588.  As of March 31, 2009, we had cash or cash equivalents of $-0-

Net cash provided by operating activities was $588 for the period ended March 31, 2010, compared to cash used for or provided by operating activities of $25,650 for the period ended March 31, 2009. The activities for the period ended March 31, 2009 were all related to our debt relief.

Cash flows used or provided by investing activities was $-0- for the period ended March 31, 2010, compared to cash used for investing activities of $-0- for the period ended March 31, 2009.

Cash flows used for financing activities was $-0- for the period ended March 31, 2010, compared to cash used for financing activities of $25,650 for the period ended March 31, 2009.

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

* Previously filed

We filed no reports on Form 8-K during the fiscal quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2010.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer