Form 10-Q
period 2010-06-30
Franchise Holdings International, Inc.
filed 2010-08-11
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2010

Commission File No. 0-27631

Franchise Holdings International, Inc.
 (Exact Name of Registrant as specified in its charter)

Nevada	65-0782227
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

5910 South University Boulevard, C-18, Unit 165 Littleton, Colorado	80121-2800
(Address of principal executive offices)	(zip code)

(303) 220-5001
Registrant’s telephone number, including area code

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]   No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such file).  Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the registran
t is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, June 30, 2010, was 2,840,864.

FORM 10-Q

Franchise Holdings International, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

ITEM 1.  FINANCIAL STATEMENTS

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2010

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2010	September 30, 2009
	(Unaudited)	(Audited)

Assets
Cash	$650	$—

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$575	$75
Indebtedness to related parties (Note 2)	11,744	—
Total liabilities	12,319	75

Shareholders’ deficit:
Common stock, $.0001 par value; 20,000,000 shares authorized,
2,840,864 and 2,840,864 shares issued and outstanding,
respectively	284	284
Additional paid-in capital	3,850,795	3,850,795
Deficit accumulated during development stage	(3,862,748)	(3,851,154)
Total shareholders' deficit	(11,669)	(75)

Total liabilities and shareholders' deficit	$650	$—

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended		March 12, 2001 (Inception) Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	2,795	12,515	11,594	25,552	105,252
Total operating expenses	2,795	12,515	11,594	25,552	105,252

Loss from operations	(2,795)	(12,515)	(11,594)	(25,552)	(105,252)

Other income (expense):
Gain on debt relief	—	—	—	384,828	388,095
Interest expense	—	—	—	—	(235,226)

Income (loss) before income taxes	(2,795)	(12,515)	(11,594)	359,276	47,617

Provision for income taxes	—	—	—	—	—

Net income (loss)	$(2,795)	$(12,515)	$(11,594)	$359,276	$47,617

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.13

Basic and diluted weighted average
common shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended June 30,		March 12, 2001 (Inception) Through June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(11,594)	$359,276	$47,617
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	—	—	475
Loss on disposal of fixed asset	—	—	1,408
Gain on debt relief	—	(384,828)	(388,095)
Compensatory stock issuances	—	—	2,750
Changes in operating assets and liabilities:
Accounts payable	500	4,942	19,451
Accrued expenses	—	46,260	233,519
Indebtedness to related parties	11,744	—	99,175
Net cash provided by
operating activities	650	25,650	16,300

Cash flows from financing activities:
Notes payable - payments	—	(25,650)	(25,650)
Notes payable - borrowings	—	—	10,000
Net cash used in
financing activities	—	(25,650)	(15,650)

Net change in cash	650	—	650

Cash, beginning of period	—	—	—

Cash, end of period	$650	$—	$650

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash investing and financing activities:
Officer's contribution of debts owed to him
from the Company	$—	$57,905	$57,905

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1:  Organization, Operations and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-K for the year ended September 30, 2009 and should be read in conjunction with the notes thereto.

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
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

Note 2:  Related Party Transactions

During the nine months ended June 30, 2010, an officer and shareholder have advanced the Company $11,744 for working capital. The advances carry no interest rate and are due on demand.

In 2008 and 2009 an officer provided the Company $13,165 and $55,485 in working capital advances for ongoing operations. The same officer in 2009 contributed $82,260 in debt relief to the Company (inclusive of the amounts noted in the previous sentence). The officer also gave 26,000 of the Company’s common shares, owned by him, to other debtors in settlement of $18,000 in stock subscriptions payable and $170,729 in notes payable, which the officer then contributed to capital.

Note 3:  Income taxes

The Company has incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income tax provision.

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

Results of Operations

The following discussion involves our results of operations for the three months ending June 30, 2010 and for the nine months ending June 30, 2010. This compares to the three months ending June30, 2009 and for the nine months ending June 30, 2009.

Comparing our operations, we had revenues of $-0- for the three months ended June 30, 2010 and $-0- for the three months ending June 30, 2009. We had $-0- in revenues for the nine months ending June 30, 2010 and $-0- in revenues for the nine months ending June 30, 2009.

Operating expenses, which include general and administrative expenses for the three months ended June 30, 2010 were $2,795 and $12,515 for the three months ended June 30, 2009. For the nine months ending June 30, 2010 operating expenses were $11,594 and $25,552 for the nine months ending June 30, 2009.

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

We had a net loss of $2,795 for the three months ended June 30, 2010 and $12,515 for the three months ended June 30, 2009.  We had a net loss of $11,594 for the nine months ending June 30, 2010 and net profit of $359,276 for the nine months ending June 30, 2009.

Our profit of $359,276 for the nine months ending June 30, 2009 was based upon the forgiveness of debt. In December 2008 we settled $55,084 in accrued payables for $5,100 in cash provided by our President, eliminated $15,403 in payables as part of a note settlement, and eliminated $5,481 in payables believed by us to be no longer collectible by the debtors due to statutory time limits, resulting in a gain from debt relief of $70,868.  Also in December 2008 we settled $510,339 in notes payable and accrued interest for $25,650 in cash and 20,000 of our common shares, both provided by our President. We recorded gain on debt relief of $313,960 for the $339,610 in debt settled for $25,650 in cash, and recorded $170,729 in paid in capital from debt relief for the debt settled for 20,000 of our President’s common shares because our President donated the use of the shares to us for debt settlement. In addition, earlier in November 2008 we settled an outstanding stock subscription payable of $18,000 for a further 6,000 of our common shares provided by our President, recording $18,000 in paid in capital from that transaction. At the end of December 2008 our President contributed $57,905 for working capital advances to us.

We plan to make every effort to keep operating expenses constant as our revenues develop. Each additional sales or service and correspondingly the gross profit of such sale or service should have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

Liquidity and Capital Resources

As of June 30, 2010, we had cash or cash equivalents of $650.  As of June 30, 2009, we had cash or cash equivalents of $-0-

Net cash provided by operating activities was $650 for the period ended June 30, 2010, compared to cash used for or provided by operating activities of $25,650 for the period ended June 30, 2009. The activities for the period ended June 30, 2009 were all related to our debt relief.

Cash flows used or provided by investing activities was $-0- for the period ended June 30, 2010, compared to cash used for investing activities of $-0- for the period ended June 30, 2009.

Cash flows used for financing activities was $-0- for the period ended June 30, 2010, compared to cash used for financing activities of $25,650 for the period ended June 30, 2009.

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

____________

* Previously filed

We filed no reports on Form 8-K during the fiscal quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2010.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer