Form 10-K
period 2010-09-30
Franchise Holdings International, Inc.
filed 2010-12-15
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2010

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes [ ] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ ]   No: [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes [ ]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X ]   No [].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $83,858.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    Common Stock, $0.001 par value – 2,840,864 shares, as of December 14, 2010

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980):   None

FORM 10-K

Franchise Holdings International, Inc.

References in this document to “Franchise Holdings,” "us," "we," “our”  or "Company" refer to Franchise Holdings International, Inc. unless the context indicates otherwise.

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

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

Operations

General

We are engaged in the business of marketing franchises. We currently possess such rights in a tanning and beauty salon.

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

We currently have such rights to a tanning and beauty salon and are pursuing other franchise and business opportunities.

We currently have franchise, license and distribution rights to Endless Summer Tan- founded in 1999, is a tanning, hair, and beauty salon.

Markets

We plan to continue to market our through the internet and using traditional methods such as print and other media. Currently, we have a marketing strategy, which uses the media, along with our web site, to market our products nationwide. We plan to add new accounts through direct solicitation, mass e-mail marketing, and participation in franchise industry trade shows.

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

We were formed in 1997. We began our present operations in 2003. From the time we began operations until the present, we operated at a loss. We had a net profit of $360,318 for the fiscal year ended September 30, 2009, compared to a net loss of $13,555 for the fiscal year ended September 30, 2010. The net profit for the fiscal year ended September 30, 2009 represented an extraordinary event. We settled a number of debts during the fiscal year ending September 30, 2009 and thereby showed a gain of $388,095 as a result. Otherwise, we have had several years of losses and our losses may continue into the future. Since we have no history of profitability over a sustained period of time, we have limited financial results upon which you may judge our potential. While we do not expect to continue to incur losses in the near future, there can be no guarantee that we will be able to sustain our profitable operations. We have experienced in the past and may experience in the future under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any business, many of which are beyond our control. These include:

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

For the fiscal year ended September 30, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of limited assets and operating losses.  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $20,000 and $30,000 for the fiscal year ending September 30, 2011. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

Our common stock is currently listed for trading in the Pink Sheets under the trading symbol FNHI and is subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended. In general, the penny stock rules apply to non-NASDAQ or non-national stock exchange companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Our tangible net worth was below the minimum requirement as of September 30, 2010. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document, quote information, broker’s commission information and rights and remedies available to investors in penny stocks. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The “penny stock rules,” therefore, may have an adverse impact on the market for our common stock.

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

ITEM 4.   (Removed and Reserved).

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets

Holders

As of September 30, 2010, there were 93 record holders of our common stock and there were 2,840,864 shares of our common stock outstanding.

Market Information

Our shares of common stock are quoted on the Pink Sheets under the trading symbol FNHI. The shares became trading in 1999 but there is no extensive history of trading. The bid and asked price has have ranged  between $0.11 and $3.00  during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

ITEM 6.    SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by item 10 of Regulation S-K,  we are not required to provide the information in this Item.

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

Results of Operations

We had no revenue for the fiscal years ended September 30, 2010 or 2009.

Operating expenses during the year ended September 30, 2010 totaled  $13,555, consisting of professional fees.  Operating expenses during the year ended September 30, 2009 totaled $27,777, consisting of professional fees.

We had a net loss of $13,555 for the fiscal year ended September 30, 2010, compared to a net profit  of  $360,318 for the fiscal year ended September 30, 2009. The profit for the fiscal year ended September 30, 2009 represented an extraordinary event. We settled a number of debts during the fiscal year and thereby showed a gain of $388,095 as a result. Otherwise, we have had several years of losses including the fiscal year ended September 30, 2010  and our losses may continue into the future.

We believe that overhead cost in current operations should remain fairly constant.

Liquidity and Capital Resources.

At September 30, 2010, we had an unrestricted cash balance of $670.

Net cash used or provided by operating activities was $(12,074) for the fiscal years ended September 30, 2010, compared to cash provided by operating activities $25,650 for the fiscal year ended September 30, 2009. The net cash provided by operating activities for the fiscal year ended September 30, 2009 was related to our debt settlement activities.

Cash flows used or provided by investing activities was $-0- for the fiscal year ended September 30, 2010, compared to $-0- for the fiscal year ended September 30, 2009.

Cash flows used for financing activities was $12,744 for the fiscal year ended September 30, 2010, compared to  $-0- for the fiscal year ended September 30, 2009.

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

  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2009 and 2010,
And For The Period From March 12, 2001
 (Inception of Development Stage)
Through September 30, 2010

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Financial Statements

TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets at September 30, 2010 and 2009	F-4

Statements of Operations for the years ended September 30, 2010 and 2009, and for the period from March 12, 2001 (inception)
through September 30, 2010	F-5

Statement of Changes in Shareholders' Deficit for the period from
March 12, 2001 (inception) through September 30, 2010	F-6

Statements of Cash Flows for the years ended September 30, 2010 and 2009, and for the period from March 12, 2001 (inception)
through September 30, 2010	F-7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Franchise Holdings International, Inc.:

We have audited the accompanying balance sheet of Franchise Holdings International, Inc. (a development stage company) as of September 30, 2010, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended September 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Holdings International, Inc. as of September 30, 2010, and the results of its operations and its cash flows for the year ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a limited operating history and has suffered operating losses since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
December 8, 2010

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Franchise Holdings International, Inc.
Greenwood Village, Colorado

I have audited the accompanying balance sheets of Franchise Holdings International, Inc. (a development stage company)  as of September 30, 2009, and the related statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from  March 12, 2001 (inception of the development stage) through September 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Franchise Holdings International, Inc. as of September 30, 2009, and the related statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from  March 12, 2001 (inception of the development stage) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Franchise Holdings International, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,
	2010	2009

Assets

Cash	$670	$—

Total Assets	$670	$—

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable	$1,556	$75
Total Liabilities	1,556	75

Shareholders’ deficit (Notes 2 and 3):
Common stock, $.0001 par value; 20,000,000 shares authorized,
2,840,864 and 2,840,864 shares issued and outstanding,
respectively	284	284
Additional paid-in capital	3,863,539	3,850,795
Accumulated deficit	(3,910,365)	(3,910,365)
Equity accumulated during development stage	45,656	59,211

Total Shareholders’ Deficit	(886)	(75)

Total Liabilities and Shareholders’ Deficit	$670	$—

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statements of Operations

			March 12, 2001
			(Inception)
	For The Years ended September 30,		Through September 30,
	2010	2009	2010

Revenue	$—	$—	$—

Operating expenses:
General and administrative	13,555	27,777	107,213

Operating loss	(13,555)	(27,777)	(107,213)

Other income (expense):
Gain on debt relief	—	388,095	388,095
Interest expense	—	—	(235,226)
Total other income (expense)	—	388,095	152,869

Income (loss) before income tax	(13,555)	360,318	45,656

Provision for income tax (Note 4)	—	—	—

Net income (loss)	$(13,555)	$360,318	$45,656

Basic and diluted income (loss) per share	$(0.00)	$0.13

Weighted average number of common
shares outstanding	2,840,864	2,840,864

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit

						Equity
						Accumulated
			Additional	Stock		During
	Common Stock		Paid-In	Subscription	Accumulated	Development
	Shares	Par Value	Capital	Receivable	Deficit	Stage	Total

Balance, March 12, 2001 (inception of
development stage)	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$—	$(363,025)

Net loss for period ended September 30, 2001	—	—	—	—	—	(27,487)	(27,487)
Balance, September 30, 2001	90,861	9	3,562,331	(15,000)	(3,910,365)	(27,487)	(390,512)

Net loss for year ended September 30, 2002	—	—	—	—	—	(60,100)	(60,100)
Balance, September 30, 2002	90,861	9	3,562,331	(15,000)	(3,910,365)	(87,587)	(450,612)

Fractional shares - reverse stock split	3	—	—	—	—	—	—

Debt relief - repurchase obligation	—	—	15,000	15,000	—	—	30,000

Compensatory stock issuances	2,750,000	275	2,475	—	—	—	2,750

Net loss for year ended September 30, 2003	—	—	—	—	—	(41,245)	(41,245)
Balance, September 30, 2003	2,840,864	284	3,579,806	—	(3,910,365)	(128,832)	(459,107)

Net loss for year ended September 30, 2004	—	—	—	—	—	(31,996)	(31,996)
Balance, September 30, 2004	2,840,864	284	3,579,806	—	(3,910,365)	(160,828)	(491,103)

Net loss for year ended September 30, 2005	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2005	2,840,864	284	3,579,806	—	(3,910,365)	(192,974)	(523,249)

Net loss for year ended September 30, 2006	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2006	2,840,864	284	3,579,806	—	(3,910,365)	(225,120)	(555,395)

Net loss for year ended September 30, 2007	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2007	2,840,864	284	3,579,806	—	(3,910,365)	(257,266)	(587,541)

Net loss for year ended September 30, 2008	—	—	—	—	—	(43,841)	(43,841)
Balance, September 30, 2008	2,840,864	284	3,579,806	—	(3,910,365)	(301,107)	(631,382)

Capital contributions by officer (Note 2)	—	—	270,989	—	—	—	270,989

Net loss for year ended September 30, 2009	—	—	—	—	—	360,318	360,318
Balance, September 30, 2009	2,840,864	284	3,850,795	—	(3,910,365)	59,211	(75)

Capital contributions by officer (Note 2)	—	—	12,744	—	—	—	12,744

Net loss for year ended September 30, 2010	—	—	—	—	—	(13,555)	(13,555)
Balance, September 30, 2010	2,840,864	$284	$3,863,539	$—	$(3,910,365)	$45,656	$(886)

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statements of Cash Flows

			March 12, 2001
			(Inception)
	For The Years ended September 30,		Through September 30,
	2010	2009	2010
Cash flows from operating activities:
Net income (loss)	$(13,555)	$360,318	$45,656
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	—	—	475
Stock-based compensation	—	—	2,750
Loss on fixed asset disposal	—	—	1,408
Gain on debt relief	—	(388,095)	(388,095)
Changes in operating assets and liabilities:
Accounts payable	1,481	(351)	20,432
Accrued expenses	—	(1,707)	233,519
Related party payables	—	55,485	87,431
Net cash provided by (used in)
operating activities	(12,074)	25,650	3,576

Cash flows from financing activities:
Capital contributed by related parties	12,744	—	12,744
Notes payable - borrowings	—	—	10,000
Notes payable - payments	—	—	(25,650)
Net cash provided by (used in)
financing activities	12,744	—	(2,906)

Net change in cash	670	25,650	670

Cash, beginning of period	—	—	—

Cash, end of period	$670	$25,650	$670

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Franchise Holdings International, Inc. (referenced as “we”, “us”, “our” in the accompanying notes) was incorporated in the State of Nevada on April 2, 2003. FSGI Corporation was incorporated in the State of Florida on May 15, 1997, and in a reorganization on December 21, 1998 with another corporation named The Martial Arts Network On-Line, Inc. (originally incorporated in Florida on May 23, 1996) changed its name to TMAN Global.Com, Inc. Franchise Holdings International, Inc. and TMAN Global.Com, Inc. consummated a merger on April 30, 2003 whereby Franchise Holdings International, Inc. exchanged 1 common share for all the 90,861 outstanding common shares of TMAN Global.Com, Inc. The purpose of the transaction was a change of domicile. Pursuant to the merger terms, Franchise Holdings International, Inc. was the surviving corporation and TMAN Global.Com, Inc. ceased to exist. The accompanying financial statements include the activities of Franchise Holdings International, Inc. and its predecessor corporations.  Currently we are engaged in evaluating franchise opportunities, and are considered to be in the development stage.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has a limited operating history and has suffered losses since inception.  These factors, among others, may indicate that the Company will be unable to continue as a going concern.

In recent years, we have relied upon our president to contribute capital to maintain our limited operations (see Notes 2 and 3). There is no assurance that these loans will continue, or that we will be successful in raising the capital required to continue our operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to meet our obligations on a timely basis, and, ultimately to attaining profitability.

Development Stage Company

We are in the development stage in accordance with the Accounting and Reporting by Development Stage Enterprises Topic of the Financial Accounting Standards Board’s Accounting Standards FASB ASC (FASB ASC).

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles permits management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at September 30, 2010 and 2009.

Fair Value of Financial Instruments

The carrying amounts of cash and current liabilities approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

The FASB ASC clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At September 30, 2010 and 2009, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes

We account for income taxes as required by the Income Tax Topic of the FASB ASC, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Fiscal Year-end

The Company operates on a September 30 year-end.

Stock-Based Compensation

Stock-based compensation is accounted for under ASC 718 (formerly - SFAS No. 123 (revised 2004)), "Share-Based Payment", using the modified prospective method. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period).

Recently Issued Accounting Pronouncements

In June 2009, FASB approved the FASB Accounting Standards FASB Accounting Standards Codification (“FASB ASC”) as the single source of authoritative non-governmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the FASB ASC. All other non-grandfathered, non-SEC accounting literature not included in the FASB ASC has become non-authoritative. The FASB ASC did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The FASB ASC was effective for us beginning September 15, 2009, and impacts our financial statements, as all future references to authoritative accounting literature are now referenced in accordance with the FASB ASC. There have been no changes to the content of our financial statements or disclosures as a result of implementing the FASB ASC during the years ended September 30, 2010 and 2009.

In October 2009, the FASB issued ASC 605 (formerly - ASU 2009-13), “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements.” This ASU eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under the current requirements. Additionally, under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This ASU is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2011. A company may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. We are currently evaluating the requirements of this ASU and do not expect its provisions to have a material effect on our financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements

In April 2010, the FASB issued ASC 605 (formerly -ASU 2009-13), “Revenue Recognition – Milestone Method (Topic 605):  Milestone Method of Revenue Recognition.”  This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  We do not expect the provisions of this pronouncement to have a material effect on our financial statements.

(2)    Related Party Transactions

During the year ended September 30, 2010, an officer contributed $12,744 to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

During the year ended September 30, 2009, an officer contributed $82,260 to us for working capital to support our development stage operations. In addition, the officer gave 26,000 shares of his own stock in Franchise Holdings International, Inc. to other debtors in settlement of $18,000 in stock subscriptions payable and $170,729 in notes payable, which the officer then contributed to capital. Total contributions of $270,989 are included in the accompanying financial statements as Additional paid-in capital.

(3)    Notes Payable

At September 30, 2008, we had $271,759 in notes payable outstanding to non-related parties, currently due, bearing interest at rates from 10 to 12 percent per annum, and convertible into common stock at $1 to $3 per share. Accrued interest payable under the notes at September 30, 2008 was $238,580. During 2009, the noteholders agreed to cancel the conversion feature and settle their notes upon payment of cumulative settlement amounts totaling $25,650 in cash and 20,000 common shares. The note settlements were finalized in the first quarter of fiscal year September 30, 2009. An officer provided (out of his personal shares in Franchise Holdings International, Inc.) the 20,000 shares for the note settlement. Pursuant to the note settlement, the noteholders, who were owed a total of $510,339, were given 20,000 of the Company’s common shares (by an officer out of his personal holdings) in settlement of $170,729 and  $25,650 in cash as full settlement, resulting in a gain on debt relief for the Company totaling $313,960.

In 2003, an $18,000 note with an automatic conversion feature was recorded as a stock subscription payable for 6,000 common shares upon conversion. During the year ended September 30, 2009, an officer provided (out of his personal shares in Franchise Holdings International, Inc.) the 6,000 shares to settle the stock subscription payable.

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements

(4)    Income Taxes

At September 30, 2010, deferred tax assets consisted of a net tax asset of $347,279, due to operating loss carryforwards of approximately $875,000, which was fully allowed for in the valuation allowance of $347,279.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the year ended September 30, 2010 totaled $2,267.  The net operating loss carryforward expires through the year 2030.

At September 30, 2009, deferred tax assets consisted of a net tax asset of $344,712, due to operating loss carryforwards of approximately $862,000, which was fully allowed for in the valuation allowance of $344,712.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the year ended September 30, 2009 totaled $(144,127).

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, our net tax operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(5)    Contingency

On January 22, 2002 the Company received a notice from the Commonwealth of Kentucky Revenue Cabinet that was addressed to the Company's predecessor, FSGI Corporation, requiring the payment of $10,118 including balances on FSGI's corporation income and license accounts. The Company's management believed that it received the notice in error as the notice amounts assessed related to the Company's formation in 1998. In 2002 the Company was attempting to resolve this matter with the Revenue Cabinet staff. After contacting the Revenue Cabinet in 2009, the Company believes that the Revenue Cabinet considers the case closed with no amounts due.

(6)    Subsequent Events

We have evaluated the effects of all subsequent events from October 1, 2010 through December 8, 2010, the date the accompanying financial statements were available for use.

ITEM 9.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Accordingly, we concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of September 30, 2010, we did maintain effective control over the financial reporting process.

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

ITEM 9B.    OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Director and Executive Officer, his age and position held with us as of September  30, 2010 is as follows:

NAME	AGE	POSITION HELD

A. J. Boisdrenghien	62	President, Secretary and Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of September 30, 2010, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 2,840,864 common shares were issued and outstanding as of September 30, 2010.

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

In 2009 and 2010 our President provided us $82,260 and $12,744, respectively, in working capital advances for ongoing operations.

In June, 2008, Franchise Concepts, Inc., a company affiliated with our President, sold a total of 300,000 shares to Lazzeri Equity Partners 401(K) Plan, 300,000 shares to the Lazzeri Family Trust, 300,000 shares to Mathis Family Partners, Ltd. and 300,000 shares to Earnco MPPP. The total cash consideration was $70,000.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck, LLP., Certified Public Accountants, billed an aggregate of $940 for the fiscal year ended September 30, 2010 and  our former independent auditor, Ronald R. Chadwick, P.C billed an aggregate of $7,500 for the fiscal year ended September 30, 2009 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in its quarterly reports.

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
_____________

* Previously filed

Reports on Form 8-K.

We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2010.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2010.

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

Date: December 15, 2010	By:	/s/ A. J. Boisdrenghien
A. J. Boisdrenghien
Director