Form 10-Q
period 2010-12-31
Franchise Holdings International, Inc.
filed 2011-02-11
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No []

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, December 31, 2010, was 2,840,864.

FORM 10-Q

Franchise Holdings International, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

ITEM 1.  FINANCIAL STATEMENTS

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2010

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	September 30,
	2010	2010
	(Unaudited)	(Audited)

Assets
Cash	$155	$670

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$5,383	$1,556
Total liabilities	5,383	1,556

Shareholders’ deficit:
Common stock, $.0001 par value; 20,000,000 shares authorized,
2,840,864 and 2,840,864 shares issued and outstanding,
respectively	284	284
Additional paid-in capital	3,864,772	3,863,539
Accumulated deficit	(3,910,365)	(3,910,365)
Equity accumulated during development stage	40,081	45,656
Total shareholders' deficit	(5,228)	(886)

Total liabilities and shareholders' deficit	$155	$670

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For The Three Months Ended December 31,		March 12, 2001 (Inception) Through December 31,
	2010	2009	2010

Revenues	$—	$—	$—

Operating expenses:
General and administrative	5,575	5,522	112,788
Total operating expenses	5,575	5,522	112,788

Loss from operations	(5,575)	(5,522)	(112,788)

Other income (expense):
Gain on debt relief	—	—	388,095
Interest expense	—	—	(235,226)

Income (loss) before income taxes	(5,575)	(5,522)	40,081

Provision for income taxes	—	—	—

Net income (loss)	$(5,575)	$(5,522)	$40,081

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	2,840,864	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For The Three Months Ended December 31,		March 12, 2001 (Inception) Through December 31,
	2010	2009	2010
Cash flows from operating activities:
Net income (loss)	$(5,575)	$(5,522)	$40,081
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Amortization and depreciation	—	—	475
Loss on disposal of fixed asset	—	—	1,408
Gain on debt relief	—	—	(388,095)
Compensatory stock issuances	—	—	2,750
Changes in operating assets and liabilities:
Accounts payable	3,827	2,297	24,259
Accrued expenses.	—	—	233,519
Indebtedness to related parties	—	3,225	87,431
Net cash (used in) provided by
operating activities	(1,748)	—	1,828

Cash flows from financing activities:
Capital contributed by related parties	1,233	—	13,977
Notes payable - payments	—	—	(25,650)
Notes payable - borrowings	—	—	10,000
Net cash (used in) provided by
financing activities	1,233	—	(1,673)

Net change in cash	(515)	—	155

Cash, beginning of period	670	—	—

Cash, end of period	$155	$—	$155

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-K for the year ended September 30, 2010 and should be read in conjunction with the notes thereto.

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

In recent years, we have relied upon our president and certain shareholders to contribute capital to maintain our limited operations (see Note 2). There is no assurance that these contributions will continue, or that we will be successful in raising the capital required to continue our operations.

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

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At December 31, 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Fiscal year

The Company employs a fiscal year ending September 30.

Stock-Based Compensation

Stock-based compensation is accounted for under ASC 718 (formerly - SFAS No. 123 (revised 2004)), "Share-Based Payment", using the modified prospective method. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period)

Note 2:  Related Party Transactions

During the three months ended December 31, 2010, an officer and shareholders contributed $1,233 to the Company for working capital.

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

Results of Operations

The following discussion involves our results of operations for the three months ending December 31, 2010. This compares to the three months ending December 31, 2009.

Comparing our operations, we had revenues of $-0- for the three months ended December 31, 2010 and $-0- for the three months ending December 31, 2009.

Operating expenses, which include general and administrative expenses for the three months ended December 31, 2010 were $5,575 and $5,522 for the three months ended December 31, 2009.

The major components of operating expenses include salaries, general and administrative, professional fees, and telephone expenses.

We believe that operating expenses in current operations should remain fairly constant
.
We had a net loss of $5,575 for the three months ended December 31, 2010, compared to a net loss of $5,522 for the three months ended December 31, 2009.

We believe that overhead cost in current operations should remain fairly constant.

Liquidity and Capital Resources

As of December 31, 2010, we had cash or cash equivalents of $155. As of December 31, 2009, we had cash or cash equivalents of $-0-.

Net cash used or provided by operating activities of $(1,748) for the three month period ended December 31, 2010, compared to cash used or provided by operating activities of $-0- for the three month period ended December 31, 2009. We anticipate that overhead costs in current operations will remain fairly constant.

Cash flows provided by investing activities was $-0- for the three month period ended December 31, 2010, compared to cash used or provided for investing activities of $-0- for the three month period ended December 31, 2009.

Cash flows provided by financing activities was $1,233 for the period ended December 31, 2010, compared to cash used or provided by financing activities of $-0- for the three month period ended December 31, 2009.

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

Our principal source of liquidity will be our operations or through loans by our sole officer and director, of which there can be no assurance. There are currently no arrangements with our sole officer and director to fund our operations., if needed. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in obtaining a base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner that will be successful.

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

ITEM 1A. RISK FACTORS

    Not Required of Smaller Reporting Companies

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

____________

* Previously filed

We filed no reports on Form 8-K during the quarter of the fiscal year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 11, 2011.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer