Form 10-Q
period 2011-03-31
Franchise Holdings International, Inc.
filed 2011-05-16
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2011

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

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, March 31, 2011, was 2,840,864.

FORM 10-Q

Franchise Holdings International, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

ITEM 1.  FINANCIAL STATEMENTS

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2011

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	September 30,
	2011	2010
	(Unaudited)	(Derived from
		audited Financial
		Statements)

Assets
Cash	$438	$670

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$464	$1,556
Total liabilities	464	1,556

Shareholders’ deficit:
Common stock, $.0001 par value; 20,000,000 shares authorized,
2,840,864 and 2,840,864 shares issued and outstanding,
respectively	284	284
Additional paid-in capital	3,871,972	3,863,539
Accumulated deficit	(3,910,365)	(3,910,365)
Equity accumulated during development stage	38,083	45,656
Total shareholders' deficit	(26)	(886)

Total liabilities and shareholders' deficit	$438	$670

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Six Months Ended		March 12, 2001 (Inception) Through
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	1,998	3,277	7,573	8,799	114,786
Total operating expenses	1,998	3,277	7,573	8,799	114,786

Loss from operations	(1,998)	(3,277)	(7,573)	(8,799)	(114,786)

Other income (expense):
Gain on debt relief	—	—	—	—	388,095
Interest expense	—	—	—	—	(235,226)

Income (loss) before income taxes	(1,998)	(3,277)	(7,573)	(8,799)	38,083

Provision for income taxes	—	—	—	—	—

Net income (loss)	$(1,998)	$(3,277)	$(7,573)	$(8,799)	$38,083

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

The accompanying notes are an integral part of the financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For The Six Months Ended		March 12, 2001 (Inception) Through
	March 31,		March 31,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$(7,573)	$(8,799)	$38,083
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Amortization and depreciation	—	—	475
Loss on disposal of fixed asset	—	—	1,408
Gain on debt relief	—	—	(388,095)
Compensatory stock issuances	—	—	2,750
Changes in operating assets and liabilities:
Accounts payable	(1,092)	2,425	19,340
Accrued expenses	—	—	233,519
Indebtedness to related parties	—	6,962	87,431
Net cash (used in) provided by
operating activities	(8,665)	588	(5,089)

Cash flows from financing activities:
Capital contributed by related parties	8,433	—	21,177
Notes payable - payments	—	—	(25,650)
Notes payable - borrowings	—	—	10,000
Net cash provided by
financing activities	8,433	—	5,527

Net change in cash	(232)	588	438

Cash, beginning of period	670	—	—

Cash, end of period	$438	$588	$438

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At March 31, 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Stock-Based Compensation

Stock-based compensation is accounted for under ASC 718, "Share-Based Payment", using the modified prospective method. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period).

Note 2:  Related Party Transactions

During the six months ended March 31, 2011, an officer and shareholders contributed $8,433 to the Company for working capital.

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

TMANglobal.com, Inc. ("TMAN"), a corporation formed under the laws of the State of Florida, resulted from a merger between FSGI Corporation and The Martial Arts Network On-Line, Inc. on December 21, 1998.

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

Results of Operations

The following discussion involves our results of operations for the three months ending March 31, 2011. This compares to the three months ending March 31, 2010.

Comparing our operations, we had revenues of $-0- for the three months ended March 31, 2011 and $-0- for the three months ending March 31, 2010.

Operating expenses, which include general and administrative expenses for the three months ended March 31, 2011 were $1,998 and $3,277 for the three months ended March 31, 2010.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $1,998 for the three months ended March 31, 2011, compared to a net loss of $3,277 for the three months ended March 31, 2010.

We believe that overhead cost in current operations should remain fairly constant.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $438 and a working capital deficit of $26. As of March 31, 2010, we had cash or cash equivalents of $588 and a working capital deficit of $8,874.

Net cash used or provided by operating activities of $(8,665) for the six month period ended March 31, 2011, compared to cash used or provided by operating activities of $588 for the six month period ended March 31, 2010. We anticipate that overhead costs in current operations will remain fairly constant.

Cash flows provided by investing activities was $-0- for the six month period ended March 31, 2011, compared to cash used or provided for investing activities of $-0- for the six month period ended March 31, 2010.

Cash flows provided by financing activities was $8,433 for the six month period ended March 31, 2011, compared to cash used or provided by financing activities of $-0- for the six month period ended March 31, 2010.  During the six month period ended march 31, 2011, an officer and shareholders contributed $8,433 to the Company for working capital.

Our principal source of liquidity will be through loans by our sole officer and director, and/or our shareholders, of which there can be no assurance. There are currently no arrangements with our sole officer and director or shareholders to fund our operation, if needed. In any case, we try to operate with minimal overhead.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

    As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

____________

* Previously filed

We filed no reports on Form 8-K during the quarter of the fiscal quarter ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2011.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer