Form 10-Q
period 2011-06-30
Franchise Holdings International, Inc.
filed 2011-07-22
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011

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

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☑.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑   No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☑    No ☐

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, June 30, 2011, was 2,840,864.

FORM 10-Q

Franchise Holdings International, Inc.

PART I FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

ITEM 1.  FINANCIAL STATEMENTS

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2011

FRANCHISE HOLDINGS INTERNATIONAL, INC.

BALANCE SHEET
	June 30,	September 30,
	2011	2010
	(Unaudited)	(Derived from
		audited Financial
		Statements)

Assets

Cash	$1,391	$670

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$1,516	$1,556
Total liabilities	1,516	1,556

Shareholders’ deficit:
Common stock, $.0001 par value; 20,000,000 shares authorized,
2,840,864 and 2,840,864 shares issued and outstanding,
respectively	284	284
Additional paid-in capital	3,873,606	3,863,539
Accumulated deficit	(3,910,365)	(3,910,365)
Equity accumulated during development stage	36,350	45,656
Total shareholders' deficit	(125)	(886)
Total liabilities and shareholders' deficit	$1,391	$670

FRANCHISE HOLDINGS INTERNATIONAL, INC.

STATEMENT OF OPERATION

					March 12,
					2001
					(Inception)
	For The Three Months Ended		For The Nine Months Ended		Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	1,733	2,795	9,306	11,594	116,519
Total operating expenses	1,733	2,795	9,306	11,594	116,519

Loss from operations	(1,733)	(2,795)	(9,306)	(11,594)	(116,519)

Other income (expense)
Gain on debt relief	—	—	—	—	388,095
Interest expense	—	—	—	—	(235,226)

Income (loss) before income taxes	(1,733)	(2,795)	(9,306)	(11,594)	36,350

Provision for income taxes	—	—	—	—	—

Net income (loss)	$(1,733)	$(2,795)	$(9,306)	$(11,594)	$36,350

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

FRANCHISE HOLDINGS INTERNATIONAL, INC.

CASH FLOW

			March 12,
			2001
			(Inception)
	For The Nine Months Ended		Through
	June 30,		June 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss	$(9,306)	$(11,594)	$36,350
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Amortization and depreciation	—	—	475
Loss on disposal of fixed asset	—	—	1,408
Gain on debt relief	—	—	(388,095)
Compensatory stock issuances	—	—	2,750
Changes in operating assets and liabilities:
Accounts payable	(40)	500	20,392
Accrued expenses	—	—	233,519
Indebtedness to related parties	—	11,744	87,431
Net cash (used in) provided by operating activities
	(9,346)	650	(5,770)

Cash flows from financing activities:
Capital contributed by related parties	10,067	—	22,811
Notes payable - payments	—	—	(25,650)
Notes payable - borrowings	—	—	10,000
Net cash provided by
financing activities	10,067	—	7,161

Net change in cash	721	650	1,391

Cash, beginning of period	670	—	—

Cash, end of period	$1,391	$650	$1,391

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1:  Organization, Operations and Summary of Significant Accounting Policies (Continued)

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1:  Organization, Operations and Summary of Significant Accounting Policies (Continued)

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At June 30, 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Stock-Based Compensation

Stock-based compensation is accounted for under ASC 718, "Share-Based Payment", using the modified prospective method. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period)

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 2:  Related Party Transactions

During the nine months ended June 30, 2011, an officer and shareholders contributed $10,067 to the Company for working capital.

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

Results of Operations

The following discussion involves our results of operations for the three months ending June 30, 2011 and for the nine months ending June 30, 2011 This compares to the three months ending June 30, 2011 and for the nine months ending June 30, 2010.

Comparing our operations, we had revenues of $-0- for the three months ended June 30, 2011 and $-0- for the three months ending June 30, 2010. We had $-0- in revenues for the nine months ending June 30, 2011 and $-0- in revenues for the nine months ending June 30, 2010.

Operating expenses, which include general and administrative expenses for the three months ended June 30, 2011 were $1,733 and $2,795 for the three months ended June 30, 2010. For the nine months ending June 30, 2011 operating expenses were $9,306 and $11,594 for the nine months ending June 30, 2010.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $1,733 for the three months ended June 30, 2011 and $2,795 for the three months ended June 30, 2010.  We had a net loss of $9,306 for the nine months ending June 30, 2011 and net loss of $11,594 for the nine months ending June 30, 2010.

We believe that overhead cost in current operations should remain fairly constant.

Liquidity and Capital Resources

As of June 30, 2011, we had cash or cash equivalents of $1,391 and a working capital deficit of $125 As of September 30, 2010, we had cash or cash equivalents of $670 and a working capital deficit of $886.

Net cash used or provided by operating activities of $(9,346) for the nine month period ended June 30, 2011, compared to cash used or provided by operating activities of $650 for the nine month period ended June 30, 2010. We anticipate that overhead costs in current operations will remain fairly constant.

Cash flows used or provided by investing activities was $-0- for the period ended June 30, 2011, compared to cash used for investing activities of $-0- for the period ended June 30, 2011.

Cash flows provided by financing activities was $10,067 for the nine month period ended June 30, 2011, compared to cash used or provided by financing activities of $-0- for the nine month period ended June 30, 2010. During the nine month period ended June 30, 2011, an officer and shareholders contributed $10,067 to the Company for working capital.

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

Our principal source of liquidity will be our operations, through loans by our sole officer and director or through capital contributions by our sole officer and director and through shareholders, of which there can be no assurance. There are currently no arrangements with our sole officer and director to fund our operations, if needed. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in obtaining a base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner that will be successful.

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
____________

* Previously filed

We filed no reports on Form 8-K during the quarter of the fiscal quarter ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 21, 2011.

Franchise Holdings International, Inc.
By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien , President and Chief Executive and Financial Officer