Form 10-K
period 2011-09-30
Franchise Holdings International, Inc.
filed 2011-12-20
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27631

Franchise Holdings International, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	65-0782227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5910 South University Boulevard, C-18, Unit 165
Littleton, Colorado   80121-2800
(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number, including area code:  (303) 220-5001

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☐ No: ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $450,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value – 2,840,864 shares, as of December 16, 2011.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

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

FSGI then changed its name to TMANglobal.com, Inc. ("TMAN") as the result of a merger between FSGI Corporation and The Martial Arts Network On-Line, Inc. on December 21, 1998.

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

At the present time, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our products and services. Therefore, there can be no assurance that any of its objectives will be achieved.

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

Markets

We plan to continue to market ourselves through the internet and using traditional methods such as print and other media. Currently, we have a marketing strategy, which uses the media, along with our web site, to market our products nationwide. We plan to add new accounts through direct solicitation, mass e-mail marketing, and participation in franchise industry trade shows.

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

Our investor relations department can be contacted at our principal executive office at 5910 South University Boulevard, C-18, Unit 165, Littleton, Colorado 80121-2800. Our phone number is (303) 220-5001. Our website is www.fnhi.net.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide this information.

ITEM 2. PROPERTIES.

We currently occupy office space on a rent-free basis from our President, Mr. A. J. Boisdrenghien. We have no equipment.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. (Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are quoted on the Pink Sheets under the trading symbol FNHI. The shares became trading in 1999 but there is no extensive history of trading. The bid and asked prices have ranged between $0.11 and $1.01 during the last two fiscal years.  The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of December 16, 2011, there were 93 record holders of our common stock and there were 2,840,864 shares of our common stock outstanding.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended September 30, 2011.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the three months ended September 30, 2011.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” we are not required to provide the information in this Item.

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

Results of Operations

We had no revenue for the fiscal years ended September 31, 2011 or 2010.

Operating expenses during the year ended September 30, 2011 totaled $11,908, consisting of professional fees and other miscellaneous costs.  Operating expenses during the year ended September 30, 2010 totaled $13,555, consisting of professional fees and other miscellaneous costs.

We had a net loss of $11,908 for the fiscal year ended September 30, 2011, compared to a net loss of $13,555 for the fiscal year ended September 30, 2010.

We believe that overhead cost in current operations should remain fairly constant.

Liquidity and Capital Resources.

At September 30, 2011, we had no cash in the bank.

Net cash used in operating activities was $(13,462) for the fiscal year ended September 30, 2011, compared to cash used by operating activities of $(12,074) for the fiscal year ended September 30, 2010.

Cash flows used or provided by investing activities was $-0- for the fiscal year ended September 30, 2011, compared to $-0- for the fiscal year ended September 30, 2010.

Cash flows provided by financing activities was $12,792 for the fiscal year ended September 30, 2011, compared to $12,744 for the fiscal year ended September 30, 2010.  The amounts for each year represented contributions from our President and two shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2010 and 2011,
And For The Period From March 12, 2001
(Inception of Development Stage)
Through September 30, 2011

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Financial Statements

TABLE OF CONTENTS

PAGE
Reports of Independent Registered Public Accounting Firm	F-2

Balance Sheets at September 30, 2011 and 2010	F-3

Statements of Operations for the years ended September 30, 2011 and 2010, and for the period from March 12, 2001 (inception) through September 30, 2011	F-4

Statement of Changes in Shareholders' Deficit for the period from March 12, 2001 (inception) through September 30, 2011	F-5

Statements of Cash Flows for the years ended September 30, 2011and 2010, and for the period from March 12, 2001 (inception) through September 30, 2011	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Franchise Holdings International, Inc.:

We have audited the accompanying balance sheet of Franchise Holdings International, Inc., a development stage company (“the Company”) as of September 30, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Holdings International, Inc., as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Borgers & Culter CPAs PC
Borgers & Cutler CPAs PC
Denver, CO
December 16, 2011

Franchise Holdings International, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,
	2011	2010

Assets

Cash	$—	$670

Total Assets	$—	$670

Liabilities and Shareholders’ Deficit

Liabilities:
Bank overdraft	$2	$—
Accounts payable	—	1,556
Total Liabilities	2	1,556

Shareholders’ deficit (Notes 2 and 3):
Common stock, $.0001 par value; 20,000,000 shares authorized,
2,840,864 and 2,840,864 shares issued and outstanding,
respectively	284	284
Additional paid-in capital	3,876,331	3,863,539
Accumulated deficit	(3,910,365)	(3,910,365)
Equity accumulated during development stage	33,748	45,656

Total Shareholders’ Deficit	(2)	(886)

Total Liabilities and Shareholders’ Deficit	$—	$670

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statements of Operations

			March 12, 2001
			(Inception)
	For The Years ended		Through
	September 30,		September 30,
	2011	2010	2011

Revenue	$—	$—	$—

Operating expenses:
General and administrative	11,908	13,555	119,121

Operating loss	(11,908)	(13,555)	(119,121)

Other income (expense):
Gain on debt relief	—	—	388,095
Interest expense	—	—	(235,226)
Total other income (expense)	—	—	152,869

Income (loss) before income tax	(11,908)	(13,555)	33,748

Provision for income tax (Note 4)	—	—	—

Net income (loss)	$(11,908)	$(13,555)	$33,748

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	2,840,864	2,840,864

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders’ Deficit

						Equity
						Accumulated
			Additional	Stock		During
	Common Stock		Paid-In	Subscription	Accumulated	Development
	Shares	Par Value	Capital	Receivable	Deficit	Stage	Total

Balance, March 12, 2001 (inception of development stage)	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$—	$(363,025)

Net loss for period ended September 30, 2001	—	—	—	—	—	(27,487)	(27,487)
Balance, September 30, 2001	90,861	9	3,562,331	(15,000)	(3,910,365)	(27,487)	(390,512)

Net loss for year ended September 30, 2002	—	—	—	—	—	(60,100)	(60,100)
Balance, September 30, 2002	90,861	9	3,562,331	(15,000)	(3,910,365)	(87,587)	(450,612)

Fractional shares - reverse stock split	3	—	—	—	—	—	—

Debt relief - repurchase obligation	—	—	15,000	15,000	—	—	30,000

Compensatory stock issuances	2,750,000	275	2,475	—	—	—	2,750

Net loss for year ended September 30, 2003	—	—	—	—	—	(41,245)	(41,245)
Balance, September 30, 2003	2,840,864	284	3,579,806	—	(3,910,365)	(128,832)	(459,107)

Net loss for year ended September 30, 2004	—	—	—	—	—	(31,996)	(31,996)
Balance, September 30, 2004	2,840,864	284	3,579,806	—	(3,910,365)	(160,828)	(491,103)

Net loss for year ended September 30, 2005	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2005	2,840,864	284	3,579,806	—	(3,910,365)	(192,974)	(523,249)

Net loss for year ended September 30, 2006	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2006	2,840,864	284	3,579,806	—	(3,910,365)	(225,120)	(555,395)

Net loss for year ended September 30, 2007	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2007	2,840,864	284	3,579,806	—	(3,910,365)	(257,266)	(587,541)

Net loss for year ended September 30, 2008	—	—	—	—	—	(43,841)	(43,841)
Balance, September 30, 2008	2,840,864	284	3,579,806	—	(3,910,365)	(301,107)	(631,382)

Capital contributions by officer (Note 2)	—	—	270,989	—	—	—	270,989

Net loss for year ended September 30, 2009	—	—	—	—	—	360,318	360,318
Balance, September 30, 2009	2,840,864	284	3,850,795	—	(3,910,365)	59,211	(75)

Capital contributions by officer (Note 2)	—	—	12,744	—	—	—	12,744

Net loss for year ended September 30, 2010	—	—	—	—	—	(13,555)	(13,555)
Balance, September 30, 2010	2,840,864	284	3,863,539	—	(3,910,365)	45,656	(886)

Capital contributions by officer (Note 2)	—	—	12,792	—	—	—	12,792

Net loss for year ended September 30, 2011	—	—	—	—	—	(11,908)	(11,908)
Balance, September 30, 2011	2,840,864	$284	$3,876,331	$—	$(3,910,365)	$33,748	$(2)

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statements of Cash Flows

			March 12, 2001
			(Inception)
	For The Years ended		Through
	September 30,		September 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$(11,908)	$(13,555)	$33,748
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	—	—	475
Stock-based compensation	—	—	2,750
Loss on fixed asset disposal	—	—	1,408
Gain on debt relief	—	—	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	2	—	2
Accounts payable	(1,556)	1,481	18,876
Accrued expenses	—	—	233,519
Related party payables	—	—	87,431
Net cash provided by (used in)
operating activities	(13,462)	(12,074)	(9,886)

Cash flows from financing activities:
Capital contributed by related parties	12,792	12,744	25,536
Notes payable - borrowings	—	—	10,000
Notes payable - payments	—	—	(25,650)
Net cash provided by (used in)
financing activities	12,792	12,744	9,886

Net change in cash	(670)	670	—

Cash, beginning of period	670	—	—

Cash, end of period	$—	$670	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

In recent years, we have relied upon our president and certain shareholders to contribute capital to maintain our limited operations (see Notes 2 and 3). There is no assurance that these loans will continue, or that we will be successful in raising the capital required to continue our operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to meet our obligations on a timely basis, and, ultimately to attaining profitability.

Development Stage Company

We are in the development stage in accordance with the Accounting and Reporting by Development Stage Enterprises Topic of the Financial Accounting Standards Board’s Accounting Standards Codification (FASB ASC) 915.

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

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at September 30, 2011 and 2010.

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

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At September 30, 2011 and 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements

(2)           Related Party Transactions

During the year ended September 30, 2011, our president and two shareholders contributed $12,792 to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

During the year ended September 30, 2010, our president and two shareholders contributed $12,744 to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

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

(4)           Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2011	2010
U.S. Federal statutory graduated rate	15.00%	15.00%
State income tax rate,
net of federal benefit	4.00%	4.00%
Net operating loss for which no tax
benefit is currently available	-19.00%	-19.00%
	0.00%	0.00%

At September 30, 2011, deferred tax assets consisted of a net tax asset of $349,534, due to operating loss carryforwards of approximately $887,000, which was fully allowed for in the valuation allowance of $349,534.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the year ended September 30, 2011 totaled $2,255.  The net operating loss carryforward expires at various times through the year 2031.

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

(5)           Contingency

On January 22, 2002 the Company received a notice from the Commonwealth of Kentucky Revenue Cabinet that was addressed to the Company's predecessor, FSGI Corporation, requiring the payment of $10,118 including balances on FSGI's corporation income and license accounts. The Company's management believed that it received the notice in error as the notice amounts assessed related to the Company's formation in 1998. In 2002 the Company attempted to resolve this matter with the Revenue Cabinet staff. After contacting the Revenue Cabinet in 2009, the Company believes that the Revenue Cabinet considers the case closed with no amounts due.

(6)           Subsequent Events

We have evaluated the effects of all subsequent events from October 1, 2011 through December 16, 2011, the date the accompanying financial statements were available for use.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures in connection with our change in auditors during the most recent fiscal year.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, we concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of September 30, 2011, we did maintain effective control over the financial reporting process.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since we are a smaller reporting company.

Changes in Internal Control Over Financial Reporting.

We have made no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Director and Executive Officer, his age and position held with us is as follows:

Name	Age	Position Held

A. J. Boisdrenghien	63	President, Secretary and Director

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of September 30, 2011, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 2,840,864 common shares were issued and outstanding as of September 30, 2011.

Name and Address of Beneficial Owner(1)	Number of Shares Owned	Percentage of Ownership

A.J. Boisdrenghien 5910 South University Boulevard, C-18, Unit 165 Littleton, Colorado 80121-2800	995,800	35.05%

Robert Lazzeri 2560 West Main Street Littleton, Colorado 80120 (2)	600,000	21.11%

Earnest Mathis 2560 West Main Street Littleton, Colorado 80120 (3)	600,000	21.11%

All Officers and Directors as a Group (one person)	995,800	35.05%
_____________
(1)	A total of 974,000 shares are owned in the name of Franchise Concepts, Inc. A total of 21,800 shares owned by Equity Capital Holding Corporation. Both companies are affiliates of our President.
(2)	Includes 300,000 shares owned in the name of Lazzeri Equity Partners 401(K) Plan and 300,000 shares owned in the name of Lazzeri Family Trust.
(3)	Includes 300,000 shares owned in the name of Mathis Family Partners, Ltd. and 300,000 shares owned in the name of Earnco MPPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy office space on a rent-free basis from our President, Mr. A. J. Boisdrenghien.

In 2010 our President provided us $12,744, in working capital advances for ongoing operations.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Borgers and Cutler CPAs, PC, Certified Public Accountants, billed an aggregate of $3,500 for the fiscal year ended September 30, 2011 and our former independent auditor, Cordovano and Honeck, LLP billed an aggregate of $940 for the fiscal year ended September 30, 2010 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(1)	FINANCIAL STATEMENTS

(2)	SCHEDULES

(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2 *	Bylaws
3.3 *	Articles of Merger of TMAN Global.com, Inc. and FRANCHISE HOLDINGS INTERNATIONAL, INC.
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101.1	Interactive Data File
_______
* Previously filed

Reports on Form 8-K.

We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2011.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 16, 2011.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

By:	/s/ A. J. Boisdrenghien
A. J. Boisdrenghien,
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: December 16, 2011	By:	/s/ A. J. Boisdrenghien
A. J. Boisdrenghien,
Director