Form 10-Q
period 2011-12-31
Franchise Holdings International, Inc.
filed 2012-02-08
CIK 1096275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 0-27631

Franchise Holdings International, Inc.
 (Exact Name of Registrant in its charter)

Nevada	65-0782227
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

5910 South University Boulevard, C-18, Unit 165
Littleton, Colorado  80121-2800
(Address of principal executive offices)

  (303) 220-5001
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑  Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On December 31, 2011, there were 2,840,864 Common Shares issued outstanding.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to  “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2011

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	September 30,
	2011	2011
	(Unaudited)	(Derived from
		audited
		financial
		statements)
Assets

Cash	$1,624	$—

Total Assets	$1,624	$—

Liabilities and Shareholders’ Deficit

Liabilities:
Bank overdraft	$—	$2
Accounts payable	6,591	—
Total Liabilities	6,591	2

Shareholders’ deficit (Notes 2 and 3):
Common stock, $.0001 par value; 20,000,000 shares authorized,
2,840,864 and 2,840,864 shares issued and outstanding,
respectively	284	284
Additional paid-in capital	3,883,097	3,876,331
Accumulated deficit	(3,910,365)	(3,910,365)
Equity accumulated during development stage	22,017	33,748

Total Shareholders’ Deficit	(4,967)	(2)

Total Liabilities and Shareholders’ Deficit	$1,624	$—

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			March 12, 2001
			(Inception)
	For The Three Months Ended		Through
	December 31,		December 31,
	2011	2010	2011

Revenue	$—	$—	$—

Operating expenses:
General and administrative	11,731	5,575	130,852

Operating loss	(11,731)	(5,575)	(130,852)

Other income (expense):
Gain on debt relief	—	—	388,095
Interest expense	—	—	(235,226)
Total other income (expense)	—	—	152,869

Income (loss) before income tax	(11,731)	(5,575)	22,017

Provision for income tax (Note 4)	—	—	—

Net income (loss)	$(11,731)	$(5,575)	$22,017

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,840,864	2,840,864

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit

						Equity
						Accumulated
			Additional	Stock		During
	Common Stock		Paid-In	Subscription	Accumulated	Development
	Shares	Par Value	Capital	Receivable	Deficit	Stage	Total

Balance, March 12, 2001 (inception of
development stage)	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$—	$(363,025)

Net loss for period ended September 30, 2001	—	—	—	—	—	(27,487)	(27,487)
Balance, September 30, 2001	90,861	9	3,562,331	(15,000)	(3,910,365)	(27,487)	(390,512)

Net loss for year ended September 30, 2002	—	—	—	—	—	(60,100)	(60,100)
Balance, September 30, 2002	90,861	9	3,562,331	(15,000)	(3,910,365)	(87,587)	(450,612)

Fractional shares - reverse stock split	3	—	—	—	—	—	—

Debt relief - repurchase obligation	—	—	15,000	15,000	—	—	30,000

Compensatory stock issuances	2,750,000	275	2,475	—	—	—	2,750

Net loss for year ended September 30, 2003	—	—	—	—	—	(41,245)	(41,245)
Balance, September 30, 2003	2,840,864	284	3,579,806	—	(3,910,365)	(128,832)	(459,107)

Net loss for year ended September 30, 2004	—	—	—	—	—	(31,996)	(31,996)
Balance, September 30, 2004	2,840,864	284	3,579,806	—	(3,910,365)	(160,828)	(491,103)

Net loss for year ended September 30, 2005	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2005	2,840,864	284	3,579,806	—	(3,910,365)	(192,974)	(523,249)

Net loss for year ended September 30, 2006	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2006	2,840,864	284	3,579,806	—	(3,910,365)	(225,120)	(555,395)

Net loss for year ended September 30, 2007	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2007	2,840,864	284	3,579,806	—	(3,910,365)	(257,266)	(587,541)

Net loss for year ended September 30, 2008	—	—	—	—	—	(43,841)	(43,841)
Balance, September 30, 2008	2,840,864	284	3,579,806	—	(3,910,365)	(301,107)	(631,382)

Capital contributions by officer (Note 2)	—	—	270,989	—	—	—	270,989

Net loss for year ended September 30, 2009	—	—	—	—	—	360,318	360,318
Balance, September 30, 2009	2,840,864	284	3,850,795	—	(3,910,365)	59,211	(75)

Capital contributions by an officer
and shareholders (Note 2)	—	—	12,744	—	—	—	12,744

Net loss for year ended September 30, 2010	—	—	—	—	—	(13,555)	(13,555)
Balance, September 30, 2010	2,840,864	284	3,863,539	—	(3,910,365)	45,656	(886)

Capital contributions by an officer
and shareholders (Note 2)	—	—	12,792	—	—	—	12,792

Net loss for year ended September 30, 2011	—	—	—	—	—	(11,908)	(11,908)
Balance, September 30, 2011	2,840,864	284	3,876,331	—	(3,910,365)	33,748	(2)

Capital contributions by an officer
and shareholders (Note 2) (unaudited)	—	—	6,766	—	—	—	6,766

Net loss for three months ended
December 31, 2011 (unaudited)	—	—	—	—	—	(11,731)	(11,731)
Balance, December 31, 2011 (unaudited)	2,840,864	$284	$3,883,097	$—	$(3,910,365)	$22,017	$(4,967)

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 12, 2001
			(Inception)
	For The Three Months Ended		Through
	December 31,		December 31,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$(11,731)	$(5,575)	$22,017
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	—	—	475
Stock-based compensation	—	—	2,750
Loss on fixed asset disposal	—	—	1,408
Gain on debt relief.	—	—	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	(2)	—	—
Accounts payable	6,591	3,827	25,467
Accrued expenses	—	—	233,519
Related party payables	—	—	87,431
Net cash provided by (used in)
operating activities	(5,142)	(1,748)	(15,028)

Cash flows from financing activities:
Capital contributed by related parties	6,766	1,233	32,302
Notes payable - borrowings	—	—	10,000
Notes payable - payments	—	—	(25,650)
Net cash provided by (used in)
financing activities	6,766	1,233	16,652

Net change in cash	1,624	(515)	1,624

Cash, beginning of period	—	670	—

Cash, end of period	$1,624	$155	$1,624

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-K for the year ended September 30, 2011 and should be read in conjunction with the notes thereto.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at December 31, 2011 (unaudited) and September 30, 2011.

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

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At December 31, 2011 (unaudited) and September 30, 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

(2)      Related Party Transactions

During the three months ended December 31, 2011 and 2010, our president and two shareholders contributed $6,766 and $1,233, respectively, to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

During the years ended September 30, 2011 and 2010, our president and two shareholders contributed $12,792 and $12,744, respectively, to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

The following discussion involves our results of operations for the three months ended December 31, 2011.  This compares to the three months ended December 31, 2010.

Comparing our operations, we had revenues of $0 for the three months ended December 31, 2011 and $0 for the three months ended December 31, 2010.

Operating expenses, which include general and administrative expenses for the three months ended December 31, 2011 were $11,731 and $5,575 for the three months ended December 31, 2010.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $11,731 for the three months ended December 31, 2011 and $5,575 for the three months ended December 31, 2010.

We believe that overhead cost in current operations should remain fairly constant.

Liquidity and Capital Resources

As of December 31, 2011, we had cash or cash equivalents of $1,624 and a working capital deficit of $4,967.  As of September 30, 2010, we had cash or cash equivalents of $0 and a working capital deficit of $2.

Net cash used in operating activities was $5,142 for the three month period ended December 31, 2011, compared to cash used in operating activities of $1,748 for the three month period ended December 31, 2010. We anticipate that overhead costs in current operations will remain fairly constant.

Cash flows used or provided by investing activities was $0 for the period ended December 31, 2011, compared to cash used for investing activities of $0 for the period ended December 31, 2010.

Cash flows provided by financing activities was $6,766 for the three month period ended December 31, 2011, compared to cash provided by financing activities of $1,233 for the three month period ended December 31, 2010. During the three month period ended December 31, 2011, an officer and two shareholders contributed $6,766 to the Company for working capital.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED.)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit	Description

31.1	Certification of CEO/CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

101.1	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Date: February 7, 2012	By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien, President and
Chief Executive and Financial Officer