Form 10-Q
period 2012-03-31
Franchise Holdings International, Inc.
filed 2012-05-02
CIK 1096275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 0-27631

Franchise Holdings International, Inc.
 (Exact Name of Registrant in its charter)

Nevada	90-0547143
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

5910 South University Boulevard, C-18, Unit 165
Littleton, Colorado  80121-2800
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☑   Yes    ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On March 31, 2012, there were 2,840,864 common shares issued and outstanding.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to  “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2012

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	September 30,
	2012	2011
	(Unaudited)	(Derived from
		audited
		financial
		statements)
Assets

Cash	$333	$—

Total Assets	$333	$—

Liabilities and Shareholders’ Equity/(Deficit)

Liabilities:
Bank overdraft	$—	$2
Total Liabilities	—	2

Shareholders’ equity/(deficit) (Notes 2 and 3):
Common stock, $.0001 par value; 20,000,000 shares authorized,
2,840,864 and 2,840,864 shares issued and outstanding,
respectively	284	284
Additional paid-in capital	3,891,767	3,876,331
Accumulated deficit	(3,910,365)	(3,910,365)
Equity accumulated during development stage	18,647	33,748

Total Shareholders’ Equity/(Deficit)	333	(2)

Total Liabilities and Shareholders’ Equity/(Deficit)	$333	$—

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					March 12, 2001
					(Inception)
	For The Three Months Ended		For The Six Months Ended		Through
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Revenue	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	3,370	1,998	15,101	7,573	134,222

Operating loss	(3,370)	(1,998)	(15,101)	(7,573)	(134,222)

Other income (expense):
Gain on debt relief	—	—	—	—	388,095
Interest expense	—	—	—	—	(235,226)
Total other income (expense)	—	—	—	—	152,869

Income (loss) before income tax	(3,370)	(1,998)	(15,101)	(7,573)	18,647

Provision for income tax (Note 4)	—	—	—	—	—

Net income (loss)	$(3,370)	$(1,998)	$(15,101)	$(7,573)	$18,647

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common
shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity/(Deficit)

						Equity
						Accumulated
			Additional	Stock		During
	Common Stock		Paid-In	Subscription	Accumulated	Development
	Shares	Par Value	Capital	Receivable	Deficit	Stage	Total

Balance, March 12, 2001 (inception of
development stage)	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$—	$(363,025)

Net loss for period ended September 30, 2001	—	—	—	—	—	(27,487)	(27,487)
Balance, September 30, 2001	90,861	9	3,562,331	(15,000)	(3,910,365)	(27,487)	(390,512)

Net loss for year ended September 30, 2002	—	—	—	—	—	(60,100)	(60,100)
Balance, September 30, 2002	90,861	9	3,562,331	(15,000)	(3,910,365)	(87,587)	(450,612)

Fractional shares - reverse stock split	3	—	—	—	—	—	—

Debt relief - repurchase obligation	—	—	15,000	15,000	—	—	30,000

Compensatory stock issuances	2,750,000	275	2,475	—	—	—	2,750

Net loss for year ended September 30, 2003	—	—	—	—	—	(41,245)	(41,245)
Balance, September 30, 2003	2,840,864	284	3,579,806	—	(3,910,365)	(128,832)	(459,107)

Net loss for year ended September 30, 2004	—	—	—	—	—	(31,996)	(31,996)
Balance, September 30, 2004	2,840,864	284	3,579,806	—	(3,910,365)	(160,828)	(491,103)

Net loss for year ended September 30, 2005	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2005	2,840,864	284	3,579,806	—	(3,910,365)	(192,974)	(523,249)

Net loss for year ended September 30, 2006	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2006	2,840,864	284	3,579,806	—	(3,910,365)	(225,120)	(555,395)

Net loss for year ended September 30, 2007	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2007	2,840,864	284	3,579,806	—	(3,910,365)	(257,266)	(587,541)

Net loss for year ended September 30, 2008	—	—	—	—	—	(43,841)	(43,841)
Balance, September 30, 2008	2,840,864	284	3,579,806	—	(3,910,365)	(301,107)	(631,382)

Capital contributions by officer (Note 2)	—	—	270,989	—	—	—	270,989

Net loss for year ended September 30, 2009	—	—	—	—	—	360,318	360,318
Balance, September 30, 2009	2,840,864	284	3,850,795	—	(3,910,365)	59,211	(75)

Capital contributions by an officer
and shareholders (Note 2)	—	—	12,744	—	—	—	12,744

Net loss for year ended September 30, 2010	—	—	—	—	—	(13,555)	(13,555)
Balance, September 30, 2010	2,840,864	284	3,863,539	—	(3,910,365)	45,656	(886)

Capital contributions by an officer
and shareholders (Note 2)	—	—	12,792	—	—	—	12,792

Net loss for year ended September 30, 2011	—	—	—	—	—	(11,908)	(11,908)
Balance, September 30, 2011	2,840,864	284	3,876,331	—	(3,910,365)	33,748	(2)

Capital contributions by an officer
and shareholders (Note 2) (unaudited)	—	—	15,436	—	—	—	15,436

Net loss for six months ended
March 31, 2012 (unaudited)	—	—	—	—	—	(15,101)	(15,101)
Balance, March 31, 2012 (unaudited)	2,840,864	$284	$3,891,767	$—	$(3,910,365)	$18,647	$333

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 12, 2001
			(Inception)
	For The Six Months Ended		Through
	March 31,		March 31,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$(15,101)	$(7,573)	$18,647
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	—	—	475
Stock-based compensation	—	—	2,750
Loss on fixed asset disposal	—	—	1,408
Gain on debt relief	—	—	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	(2)	—	—
Accounts payable	—	(1,092)	18,876
Accrued expenses	—	—	233,519
Related party payables	—	—	87,431
Net cash provided by (used in)
operating activities	(15,103)	(8,665)	(24,989)

Cash flows from financing activities:
Capital contributed by related parties	15,436	8,433	40,972
Notes payable - borrowings	—	—	10,000
Notes payable - payments	—	—	(25,650)
Net cash provided by (used in)
financing activities	15,436	8,433	25,322

Net change in cash	333	(232)	333

Cash, beginning of period	—	670	—

Cash, end of period	$333	$438	$333

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at March 31, 2012 (unaudited) and September 30, 2011.

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

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At March 31, 2012 (unaudited) and September 30, 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Fiscal Year-end

The Company operates on a September 30 year-end.

(2)           Related Party Transactions

During the six months ended March 31, 2012 and 2011, our president and two shareholders contributed $15,436 and $8,433, respectively, to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

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

Results of Operations for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

Comparing our operations, we had revenues of $0 for the three months ended March 31, 2012 and $0 for the three months ended March 31, 2011.

Operating expenses, which include general and administrative expenses for the three months ended March 31, 2012 were $3,370 as compared to $1,998 for the three months ended March 31, 2011.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $3,370 for the three months ended March 31, 2012 as compared to a net loss of $1,998 for the three months ended March 31, 2011.

Results of Operations for the Six Months Ended March 31, 2012 as Compared to the Six Months Ended March 31, 2011

Comparing our operations, we had revenues of $0 for the six months ended March 31, 2012 and $0 for the six months ended March 31, 2011.

Operating expenses, which include general and administrative expenses for the six months ended March 31, 2012 were $15,101 as compared to $7,573 for the six months ended March 31, 2011.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $15,101 for the six months ended March 31, 2012 as compared to a net loss of $7,573 for the six months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had cash or cash equivalents of $333 and working capital of $333.  As of September 30, 2011, we had cash or cash equivalents of $0 and a working capital deficit of $2.

Net cash used in operating activities was $15,103 for the six month period ended March 31, 2012, compared to cash used in operating activities of $8,665 for the six month period ended March 31, 2011. We anticipate that overhead costs in current operations will remain fairly constant.

Cash flows used or provided by investing activities was $0 for the period ended March 31, 2012, compared to cash used for investing activities of $0 for the period ended March 31, 2011.

Cash flows provided by financing activities was $15,436 for the six month period ended March 31, 2012, compared to cash provided by financing activities of $8,433 for the six month period ended March 31, 2011.  During the six month period ended March 31, 2012, an officer and two shareholders contributed $15,436 to the Company for working capital.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Date: May 1, 2012	By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien,
President and Chief Executive and Financial Officer