Form 10-Q
period 2012-06-30
Franchise Holdings International, Inc.
filed 2012-07-30
CIK 1096275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On June 30, 2012, there were 2,840,864 common shares issued and outstanding.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to  “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2012

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	September 30,
	2012	2011
	(Unaudited)	(Derived from
		audited
		financial
		statements)
Assets

Cash	$328	$—

Total Assets	$328	$—

Liabilities and Shareholders’ Equity/(Deficit)

Liabilities:
Bank overdraft	$—	$2
Total Liabilities	—	2

Shareholders’ equity/(deficit) (Notes 2 and 3):
Common stock, $0.0001 par value; 20,000,000 shares authorized,
2,840,864 and 2,840,864 shares issued and outstanding,
respectively	284	284
Additional paid-in capital	3,895,603	3,876,331
Accumulated deficit	(3,910,365)	(3,910,365)
Income accumulated during development stage	14,806	33,748

Total Shareholders’ Equity/(Deficit)	328	(2)

Total Liabilities and Shareholders’ Equity/(Deficit)	$328	$—

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					March 12, 2001
					(Inception)
	For The Three Months Ended		For The Nine Months Ended		Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenue	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	3,841	1,733	18,942	9,306	138,063

Operating loss	(3,841)	(1,733)	(18,942)	(9,306)	(138,063)

Other income (expense):
Gain on debt relief	—	—	—	—	388,095
Interest expense	—	—	—	—	(235,226)
Total other income (expense)	—	—	—	—	152,869

Income (loss) before income tax	(3,841)	(1,733)	(18,942)	(9,306)	14,806

Provision for income tax (Note 4)	—	—	—	—	—

Net income (loss)	$(3,841)	$(1,733)	$(18,942)	$(9,306)	$14,806

Basic and diluted income (loss) per share	$(0.00)*	$(0.00)*	$(0.01)	$(0.00)*

Weighted average number of common
shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

* Less than $0.01 per share.

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity/(Deficit)

						Equity
						Accumulated
			Additional	Stock		During
	Common Stock		Paid-In	Subscription	Accumulated	Development
	Shares	Par Value	Capital	Receivable	Deficit	Stage	Total

Balance, March 12, 2001 (inception of
development stage)	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$—	$(363,025)

Net loss for period ended September 30, 2001	—	—	—	—	—	(27,487)	(27,487)
Balance, September 30, 2001	90,861	9	3,562,331	(15,000)	(3,910,365)	(27,487)	(390,512)

Net loss for year ended September 30, 2002	—	—	—	—	—	(60,100)	(60,100)
Balance, September 30, 2002	90,861	9	3,562,331	(15,000)	(3,910,365)	(87,587)	(450,612)

Fractional shares - reverse stock split	3	—	—	—	—	—	—

Debt relief - repurchase obligation	—	—	15,000	15,000	—	—	30,000

Compensatory stock issuances	2,750,000	275	2,475	—	—	—	2,750

Net loss for year ended September 30, 2003	—	—	—	—	—	(41,245)	(41,245)
Balance, September 30, 2003	2,840,864	284	3,579,806	—	(3,910,365)	(128,832)	(459,107)

Net loss for year ended September 30, 2004	—	—	—	—	—	(31,996)	(31,996)
Balance, September 30, 2004	2,840,864	284	3,579,806	—	(3,910,365)	(160,828)	(491,103)

Net loss for year ended September 30, 2005	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2005	2,840,864	284	3,579,806	—	(3,910,365)	(192,974)	(523,249)

Net loss for year ended September 30, 2006	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2006	2,840,864	284	3,579,806	—	(3,910,365)	(225,120)	(555,395)

Net loss for year ended September 30, 2007	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2007	2,840,864	284	3,579,806	—	(3,910,365)	(257,266)	(587,541)

Net loss for year ended September 30, 2008	—	—	—	—	—	(43,841)	(43,841)
Balance, September 30, 2008	2,840,864	284	3,579,806	—	(3,910,365)	(301,107)	(631,382)

Capital contributions by officer (Note 2)	—	—	270,989	—	—	—	270,989

Net loss for year ended September 30, 2009	—	—	—	—	—	360,318	360,318
Balance, September 30, 2009	2,840,864	284	3,850,795	—	(3,910,365)	59,211	(75)

Capital contributions by an officer
and shareholders (Note 2)	—	—	12,744	—	—	—	12,744

Net loss for year ended September 30, 2010	—	—	—	—	—	(13,555)	(13,555)
Balance, September 30, 2010	2,840,864	284	3,863,539	—	(3,910,365)	45,656	(886)

Capital contributions by an officer
and shareholders (Note 2)	—	—	12,792	—	—	—	12,792

Net loss for year ended September 30, 2011	—	—	—	—	—	(11,908)	(11,908)
Balance, September 30, 2011	2,840,864	284	3,876,331	—	(3,910,365)	33,748	(2)

Capital contributions by an officer
and shareholders (Note 2) (unaudited)	—	—	19,272	—	—	—	19,272

Net loss for nine months ended
June 30, 2012 (unaudited)	—	—	—	—	—	(18,942)	(18,942)
Balance, June 30, 2012 (unaudited)	2,840,864	$284	$3,895,603	$—	$(3,910,365)	$14,806	$328

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 12, 2001
			(Inception)
	For The Nine Months Ended		Through
	June 30,		June 30,
	2012	2011	2012
Cash flows from (used in) operating activities:
Net income (loss)	$(18,942)	$(9,306)	$14,806
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	—	—	475
Stock-based compensation	—	—	2,750
Loss on fixed asset disposal	—	—	1,408
Gain on debt relief	—	—	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	(2)	—	—
Accounts payable	—	(40)	18,876
Accrued expenses	—	—	233,519
Related party payables	—	—	87,431
Net cash provided by (used in)
operating activities	(18,944)	(9,346)	(28,830)

Cash flows from (used in) investing activities:	—	—	—

Cash flows from financing activities:
Capital contributed by related parties	19,272	10,067	44,808
Notes payable - borrowings	—	—	10,000
Notes payable - payments	—	—	(25,650)
Net cash provided by (used in)
financing activities	19,272	10,067	29,158

Net change in cash	328	721	328

Cash, beginning of period	—	670	—

Cash, end of period	$328	$1,391	$328

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to unaudited financial statements.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has a limited operating history and has suffered operating losses since inception.  These factors, among others, may indicate that the Company will be unable to continue as a going concern.

In recent years, we have relied upon our president and certain shareholders to contribute capital to maintain our limited operations (see Notes 2 and 3). There is no assurance that will continue, or that we will be successful in raising the capital required to continue our operations.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no financial instruments that qualified as cash equivalents at June 30, 2012 (unaudited) and September 30, 2011.

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

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At June 30, 2012 (unaudited) and September 30, 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

During the nine months ended June 30, 2012 and 2011, our president and two shareholders contributed $19,272 and $10,067, respectively, to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

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

The Company has incurred net operating losses for most of its history and these have been fully allowed for; therefore, the net benefit and expense resulted in no income tax provision.

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

Results of Operations for the Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

Comparing our operations, we had no revenue for the three months ended June 30, 2012 and for the three months ended June 30, 2011.

Operating expenses, which include general and administrative expenses for the three months ended June 30, 2012 were $3,841 as compared to $1,733 for the three months ended June 30, 2011.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $3,841 for the three months ended June 30, 2012 as compared to a net loss of $1,733 for the three months ended June 30, 2011.

Results of Operations for the Nine Months Ended June 30, 2012 as Compared to the Nine Months Ended June 30, 2011

Comparing our operations, we had no revenues for the nine months ended June 30, 2012 and for the nine months ended June 30, 2011.

Operating expenses, which include general and administrative expenses for the nine months ended June 30, 2012 were $18,942 as compared to $9,306 for the nine months ended June 30, 2011.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We had a net loss of $18,942 for the nine months ended June 30, 2012 as compared to a net loss of $9,306 for the nine months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash or cash equivalents of $328 and working capital of $328.  As of September 30, 2011, we had cash or cash equivalents of $0 and a working capital deficit of $2.

Net cash used in operating activities was $18,944 for the nine month period ended June 30, 2012, compared to cash used in operating activities of $9,346 for the nine month period ended June 30, 2011. We anticipate that overhead costs in current operations will remain fairly constant.

There was no cash flows used in or provided by investing activities in the nine months ended June 30, 2012 and the nine months ended June 30, 2011.

Cash flows provided by financing activities was $19,272 for the nine month period ended June 30, 2012, compared to cash provided by financing activities of $10,067 for the nine month period ended June 30, 2011.  During the nine month period ended June 30, 2012, an officer and two shareholders contributed $19,272 to the Company for working capital.

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

Not applicable.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Date: July 25, 2012	By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien, President and Chief Executive and Financial Officer