Form 10-K
period 2012-09-30
Franchise Holdings International, Inc.
filed 2012-12-18
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2012

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

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes ☐ No ☑.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $450,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value – 2,840,864 shares, as of December 18, 2012.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None

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

Holders

As of December 17, 2012, there were 93 record holders of our common stock and there were 2,840,864 shares of our common stock outstanding.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended September 30, 2012.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the three months ended September 30, 2012.

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

Results of Operations

We had no revenue for the fiscal years ended September 31, 2012 or 2011.

Operating expenses during the year ended September 30, 2012 totaled $22,554, consisting of professional fees and other miscellaneous costs.  Operating expenses during the year ended September 30, 2011 totaled $11,908, consisting of professional fees and other miscellaneous costs.

We had a net loss of $22,554 for the fiscal year ended September 30, 2012, compared to a net loss of $11,908 for the fiscal year ended September 30, 2011.

We believe that overhead cost in current operations should remain fairly constant.

Liquidity and Capital Resources.

At September 30, 2012, we had $318 of cash in the bank.

Net cash used in operating activities was $(21,026) for the fiscal year ended September 30, 2012, compared to cash used by operating activities of $(13,462) for the fiscal year ended September 30, 2011.

Cash flows used or provided by investing activities was $-0- for the fiscal year ended September 30, 2012, compared to $-0- for the fiscal year ended September 30, 2011.

Cash flows provided by financing activities was $21,344 for the fiscal year ended September 30, 2012, compared to $12,792 for the fiscal year ended September 30, 2011.  The amounts for each year represented contributions from our President and two shareholders.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2011 and 2012,
And For The Period From March 12, 2001
(Inception of Development Stage)
Through September 30, 2012

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Financial Statements

TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2

Balance Sheets at September 30, 2012 and 2011	F-3

Statements of Operations for the years ended September 30, 2012 and 2011, and for the period from March 12, 2001 (inception) through September 30, 2012	F-4

Statement of Changes in Shareholders' Deficit for the period from March 12, 2001 (inception) through September 30, 2012	F-5

Statements of Cash Flows for the years ended September 30, 2012and 2011, and for the period from March 12, 2001 (inception) through September 30, 2012	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Franchise Holdings International, Inc.:

We have audited the accompanying balance sheet of Franchise Holdings International, Inc., a development stage company (“the Company”) as of September 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Holdings International, Inc., as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity generally accepted accounting principles in the United States of America.

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

/s/ Borgers & Culter CPA’s PLLC
Borgers & Cutler CPA’s PLLC
Denver, CO
December 14, 2012

Franchise Holdings International, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,
	2012	2011
Assets

Cash	$318	$-

Total Assets	$318	$-

Liabilities and Shareholders’ Deficit
Liabilities:
Bank overdraft	$-	$2
Accounts payable	1,530	-
Total Liabilities	1,530	2

Commitments and Contingencies (Note 5)

Shareholders’ Deficit (Notes 2 and 3):
Common stock, $0.0001 par value; 20,000,000 shares authorized,
2,840,864 and 2,840,864 shares issued and outstanding,
respectively	284	284
Additional paid-in capital	3,897,675	3,876,331
Accumulated deficit prior to development stage	(3,910,365)	(3,910,365)
Equity accumulated during development stage	11,194	33,748

Total Shareholders’ Deficit	(1,212)	(2)

Total Liabilities and Shareholders’ Deficit	$318	$-

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statements of Operations

				March 12, 2001
				(Inception)
	For The Years Ended			Through
	September 30,			September 30,
	2012	2011		2012

Revenue	$-	$-		$-

Operating expenses:
General and administrative	22,554	11,908		141,675

Operating loss	(22,554)	(11,908)		(141,675)

Other income (expense):
Gain on debt relief	-	-		388,095
Interest expense	-	-		(235,226)
Total other income (expense)	-	-		152,869

Income (loss) before income tax	(22,554)	(11,908)		11,194

Provision for income tax (Note 4)	-	-		-

Net income (loss)	$(22,554)	$(11,908)		$11,194

Basic and diluted income (loss) per share	$(0.01)	$(0.00)	*

Weighted average number of common shares outstanding	2,840,864	2,840,864

* denotes less than $(0.01) per share

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders’ Deficit

			Additional	Stock	Accumulated Deficit Prior to	Equity Accumulated During
	Common Stock		Paid-In	Subscription	Development	Development
	Shares	Par Value	Capital	Receivable	Stage	Stage	Total

Balance, March 12, 2001 (inception of
development stage)	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$-	$(363,025)

Net loss for period ended September 30, 2001	-	-	-	-	-	(27,487)	(27,487)
Balance, September 30, 2001	90,861	9	3,562,331	(15,000)	(3,910,365)	(27,487)	(390,512)

Net loss for year ended September 30, 2002	-	-	-	-	-	(60,100)	(60,100)
Balance, September 30, 2002	90,861	9	3,562,331	(15,000)	(3,910,365)	(87,587)	(450,612)

Fractional shares - reverse stock split	3	-	-	-	-	-	-

Debt relief - repurchase obligation	-	-	15,000	15,000	-	-	30,000

Compensatory stock issuances	2,750,000	275	2,475	-	-	-	2,750

Net loss for year ended September 30, 2003	-	-	-	-	-	(41,245)	(41,245)
Balance, September 30, 2003	2,840,864	284	3,579,806	-	(3,910,365)	(128,832)	(459,107)

Net loss for year ended September 30, 2004	-	-	-	-	-	(31,996)	(31,996)
Balance, September 30, 2004	2,840,864	284	3,579,806	-	(3,910,365)	(160,828)	(491,103)

Net loss for year ended September 30, 2005	-	-	-	-	-	(32,146)	(32,146)
Balance, September 30, 2005	2,840,864	284	3,579,806	-	(3,910,365)	(192,974)	(523,249)

Net loss for year ended September 30, 2006	-	-	-	-	-	(32,146)	(32,146)
Balance, September 30, 2006	2,840,864	284	3,579,806	-	(3,910,365)	(225,120)	(555,395)

Net loss for year ended September 30, 2007	-	-	-	-	-	(32,146)	(32,146)
Balance, September 30, 2007	2,840,864	284	3,579,806	-	(3,910,365)	(257,266)	(587,541)

Net loss for year ended September 30, 2008	-	-	-	-	-	(43,841)	(43,841)
Balance, September 30, 2008	2,840,864	284	3,579,806	-	(3,910,365)	(301,107)	(631,382)

Capital contributions by officer (Note 2)	-	-	270,989	-	-	-	270,989

Net loss for year ended September 30, 2009	-	-	-	-	-	360,318	360,318
Balance, September 30, 2009	2,840,864	284	3,850,795	-	(3,910,365)	59,211	(75)

Capital contributions by an officer
and shareholders (Note 2)	-	-	12,744	-	-	-	12,744

Net loss for year ended September 30, 2010	-	-	-	-	-	(13,555)	(13,555)
Balance, September 30, 2010	2,840,864	284	3,863,539	-	(3,910,365)	45,656	(886)

Capital contributions by an officer
and shareholders (Note 2)	-	-	12,792	-	-	-	12,792

Net loss for year ended September 30, 2011	-	-	-	-	-	(11,908)	(11,908)
Balance, September 30, 2011	2,840,864	284	3,876,331	-	(3,910,365)	33,748	(2)

Capital contributions by an officer
and shareholders (Note 2)	-	-	21,344	-	-	-	21,344

Net loss for year ended September 30, 2012	-	-	-	-	-	(22,554)	(22,554)
Balance, September 30, 2012	2,840,864	$284	$3,897,675	$-	$(3,910,365)	$11,194	$(1,212)

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statements of Cash Flows

			March 12, 2001
			(Inception)
	For The Years Ended		Through
	September 30,		September 30,
	2012	2011	2012
Cash flows (used in) operating activities:
Net income (loss)	$(22,554)	$(11,908)	$11,194
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Amortization and depreciation	-	-	475
Stock-based compensation	-	-	2,750
Loss on fixed asset disposal	-	-	1,408
Gain on debt relief	-	-	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	(2)	2	-
Accounts payable	1,530	(1,556)	20,406
Accrued expenses	-	-	233,519
Related party payables	-	-	87,431

Net cash provided by (used in) operating activities	(21,026)	(13,462)	(30,912)

Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Capital contributed by related parties	21,344	12,792	46,880
Notes payable - borrowings	-	-	10,000
Notes payable - payments	-	-	(25,650)

Net cash provided by (used in) financing activities	21,344	12,792	31,230

Net change in cash	318	(670)	318

Cash, beginning of period	-	670	-

Cash, end of period	$318	$-	$318

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has a limited operating history and has suffered operating losses since Inception (March 12, 2001).  These factors, among others, may indicate that the Company may be unable to continue as a going concern.

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

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no financial instruments that qualified as cash equivalents at September 30, 2012 and 2011.

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

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At September 30, 2012 and 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Stock-Based Compensation

Stock-based compensation is accounted for under ASC 718 "Share-Based Payment", using the modified prospective method. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period).

Fiscal Year-end

The Company operates on a September 30 year-end.

(2)           Related Party Transactions

During the year ended September 30, 2012, our president and two shareholders contributed $21,344 to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

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

(4)           Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2012	2011

U.S. Federal statutory graduated rate	15.00%	15.00%

State income tax rate, net of federal benefit	3.94%	4.00%

Net operating loss for which no tax benefit is currently available	-18.94%	-19.00%
	0.00%	0.00%

At September 30, 2012, deferred tax assets consisted of a net tax asset of $353,805, due to operating loss carryforwards of approximately $910,017, which was fully allowed for in the valuation allowance of $353,805.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the year ended September 30, 2011 totaled $4,271.  The net operating loss carryforward expires at various times through the year 2032.

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

(6)           Subsequent Events

We have evaluated the effects of all subsequent events from October 1, 2012 through December 17, 2012, the date the accompanying financial statements were available for use. Other than those set out above, there have been no subsequent events after September 30, 2012 for which disclosure is required.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of September 30, 2012, we did maintain effective control over the financial reporting process.

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

ITEM 9B.  OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Director and Executive Officer, his age and position held with us is as follows:

Name	Age	Position Held

A. J. Boisdrenghien	64	President, Secretary and Director

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of September 30, 2012, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 2,840,864 common shares were issued and outstanding as of September 30, 2012.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Borgers and Cutler CPAs, PC, Certified Public Accountants, billed an aggregate of $6,200 for the fiscal years ended September 30, 2012 and September 30, 2011, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

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
_____________
* Previously filed

Reports on Form 8-K.

We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2012.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 17, 2012.

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

Date: December 17, 2012	By:	/s/ A. J. Boisdrenghien
A. J. Boisdrenghien
Director