Form 10-Q
period 2012-12-31
Franchise Holdings International, Inc.
filed 2013-02-13
CIK 1096275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On December 31, 2012, there were 2,840,864 Common Shares issued outstanding.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to  “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2012

Back to TOC

PART I - FINANCIAL INFORMATION

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2012	September 30, 2012
	(unaudited)	(Derived from audited financial statements)
ASSETS:

Cash	$1,073	$318

Total Assets	1,073	318

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$8,299	$1,530

Total Liabilities	8,299	1,530

Commitments and Contingencies (Note 5)

Shareholders’ Deficit (Notes 2 and 3):
Common stock, $0.0001 par value; 20,000,000 shares authorized, 2,840,864 and 2,840,864 shares issued and outstanding, respectively	284	284
Additional paid-in capital	3,898,440	3,897,675
Accumulated deficit prior to development stage	(3,910,365)	(3,910,365)
Equity accumulated during development stage	4,415	11,194

Total Shareholders’ Deficit	(7,226)	(1,212)

Total Liabilities and Shareholders’ Deficit	$1,073	$318

See accompanying notes to unaudited financial statements.

Back to TOC

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		March 12, 2001 (Inception) Through December 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	6,779	11,731	148,454

Operating loss	(6,779)	(11,731)	(148,454)

Other income (expense):
Gain on debt relief	-	-	388,095
Interest expense	-	-	(235,226)

Total other income (expense)	-	-	152,869

Income (loss) before income tax	(6,779)	(11,731)	4,415

Provision for income tax (Note 4)	-	-	-

Net income (loss)	$(6,779)	$(11,731)	$4,415

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	2,840,864	2,840,864

See accompanying notes to unaudited financial statements.

Back to TOC

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated Deficit Prior to Development	Equity Accumulated During Development
	Shares	Par Value	Capital	Receivable	Stage	Stage	Total

Balance, March 12, 2001 (inception of development stage)	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$-	$(363,025)

Net loss for period ended Sept. 30, 2001	-	-	-	-	-	(27,487)	(27,487)
Balance, Sept. 30, 2001	90,861	9	3,562,331	(15,000)	(3,910,365)	(27,487)	(390,512)

Net loss for year ended Sept. 30, 2002	-	-	-	-	-	(60,100)	(60,100)
Balance, Sept. 30, 2002	90,861	9	3,562,331	(15,000)	(3,910,365)	(87,587)	(450,612)

Fractional shares - reverse stock split	3	-	-	-	-	-	-

Debt relief - repurchase obligation	-	-	15,000	15,000	-	-	30,000

Compensatory stock issuances	2,750,000	275	2,475	-	-	-	2,750

Net loss for year ended Sept. 30, 2003	-	-	-	-	-	(41,245)	(41,245)
Balance, Sept. 30, 2003	2,840,864	284	3,579,806	-	(3,910,365)	(128,832)	(459,107)

Net loss for year ended Sept. 30, 2004	-	-	-	-	-	(31,996)	(31,996)
Balance, Sept. 30, 2004	2,840,864	284	3,579,806	-	(3,910,365)	(160,828)	(491,103)

Net loss for year ended Sept. 30, 2005	-	-	-	-	-	(32,146)	(32,146)
Balance, Sept. 30, 2005	2,840,864	284	3,579,806	-	(3,910,365)	(192,974)	(523,249)

Net loss for year ended Sept. 30, 2006	-	-	-	-	-	(32,146)	(32,146)
Balance, Sept. 30, 2006	2,840,864	284	3,579,806	-	(3,910,365)	(225,120)	(555,395)

Net loss for year ended Sept. 30, 2007	-	-	-	-	-	(32,146)	(32,146)
Balance, Sept. 30, 2007	2,840,864	284	3,579,806	-	(3,910,365)	(257,266)	(587,541)

Net loss for year ended Sept. 30, 2008	-	-	-	-	-	(43,841)	(43,841)
Balance, Sept. 30, 2008	2,840,864	284	3,579,806	-	(3,910,365)	(310,107)	(631,382)

Capital contributions by officer (Note 2)	-	-	270,989	-	-	-	270,989

Net loss for year ended Sept. 30, 2009	-	-	-	-	-	360,318	360,318
Balance, Sept. 30, 2009	2,840,864	284	3,850,795	-	(3,910,365)	59,211	(75)

Capital contributions by an officer and shareholders (Note 2)	-	-	12,744	-	-	-	12,744

Net loss for year ended Sept. 30, 2010	-	-	-	-	-	(13,555)	(13,555)
Balance, Sept. 30, 2010	2,840,864	284	3,863,539	-	(3,910,365)	45,656	(886)

Capital contributions by an officer and shareholders (Note 2)	-	-	12,792	-	-	-	12,792

Net loss for year ended Sept. 30, 2011	-	-	-	-	-	(11,908)	(11,908)
Balance, Sept. 30, 2011	2,840,864	284	3,876,331	-	(3,910,365)	33,748	(2)

Capital contributions by an officer and shareholders (Note 2)	-	-	21,344	-	-	-	21,344

Net loss for year ended Sept. 30, 2012	-	-	-	-	-	(22,554)	(22,554)
Balance, Sept. 30, 2012	2,840,864	284	3,897,675	-	(3,910,365)	11,194	(1,212)

Capital contributions by an officer and shareholders (unaudited) (Note 2)	-	-	765	-	-	-	765

Net loss for three months ended Dec. 31, 2012 (unaudited)	-	-	-	-	-	(6,779)	(6,779)

Balance, Dec. 31, 2012 (unaudited)	2,840,864	$284	$3,898,440	$-	$(3,910,365)	$4,415	$(7,226)

See accompanying notes to unaudited financial statements.

Back to TOC

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,		March 12, 2001 (Inception) Through December 31,
	2012	2011	2012

Cash flows (used in) operative activities:
Net income (loss)	$(6,779)	$(11,731)	$4,415
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	-	-	475
Stock-based compensation	-	-	2,750
Loss on fixed asset disposal	-	-	1,408
Gain on debt relief	-	-	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	-	(2)	-
Accounts payable	6,769	6,591	27,175
Accrued expenses	-	-	233,519
Related party payables	-	-	87,431
Net cash provided by (used in) operating activities	(10)	(5,142)	(30,922)

Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Capital contributed by related parties	765	6,766	47,645
Notes payable - borrowings	-	-	10,000
Notes payable - payments	-	-	(25,650)
Net cash provided by (used in) financing activities	765	6,766	31,995

Net change in cash	755	1,624	1,073

Cash, beginning of period	318	-	-

Cash, end of period	$1,073	$1,624	$1,073

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements.

Back to TOC

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-K for the year ended September 30, 2012 and should be read in conjunction with the notes thereto.

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

Back to TOC

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no financial instruments that qualified as cash equivalents at December 31, 2012 (unaudited) and September 30, 2012.

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

Back to TOC

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At December 31, 2012 (unaudited) and September 30, 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

(2)            Related Party Transactions

During the three months ended December 31, 2012, our president and two shareholders contributed $765 (unaudited) to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

During the year ended September 30, 2012, our president and two shareholders contributed $21,344 to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

Back to TOC

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

(4)           Income Taxes

The Company has incurred net operating losses since inception resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income tax provision.

(5)           Subsequent Events

We have evaluated the effects of all subsequent events from January 1, 2012 through February 8, 2013, the date the accompanying financial statements were available for use. There have been no subsequent events after December 31, 2012 for which disclosure is required.

Back to TOC

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

Back to TOC

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

Results of Operations

The following discussion involves our results of operations for the three months ended December 31, 2012.  This compares to the three months ended December 31, 2011.

Comparing our operations, we had revenues of $0 for the three months ended December 31, 2012 and $0 for the three months ended December 31, 2011.

Operating expenses, which include general and administrative expenses for the three months ended December 31, 2012 were $6,779 and $11,731 for the three months ended December 31, 2011.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $6,779 for the three months ended December 31, 2012 and $11,731 for the three months ended December 31, 2011.

We believe that overhead cost in current operations should remain fairly constant.

Liquidity and Capital Resources

As of December 31, 2012, we had cash or cash equivalents of $1,073 and a working capital deficit of $7,226.  As of September 30, 2012, we had cash or cash equivalents of $318 and a working capital deficit of $2.

Net cash used in operating activities was $10 for the three month period ended December 31, 2012, compared to cash used in operating activities of $5,142 for the three month period ended December 31, 2011. We anticipate that overhead costs in current operations will remain fairly constant.

Back to TOC

Cash flows used or provided by investing activities was $0 for the period ended December 31, 2012, compared to cash used for investing activities of $0 for the period ended December 31, 2011.

Cash flows provided by financing activities was $765 for the three month period ended December 31, 2012, compared to cash provided by financing activities of $6,766 for the three month period ended December 31, 2011. During the three month period ended December 31, 2012, an officer and two shareholders contributed $765 to the Company for working capital.

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

Back to TOC

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

Back to TOC

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5.  OTHER INFORMATION

None

Back to TOC

ITEM 6.  EXHIBITS

Exhibit	Description

31.1	Certification of CEO/CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

101.1	Interactive Data File

Back to TOC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Date: February 12, 2013	By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien, President and
Chief Executive and Financial Officer

Back to TOC