Form 10-K/A
period 2012-09-30
Franchise Holdings International, Inc.
filed 2013-03-26
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
AMENDMENT NO. 1

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

___________________________

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2011 and 2012,
And For The Period From March 12, 2001
(Inception of Development Stage)
Through September 30, 2012

___________________________

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Financial Statements

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

/s/ Borgers & Culter CPA’s PLLC
Borgers & Cutler CPA’s PLLC
Denver, CO
December 14, 2012

Franchise Holdings International, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,
	2012	2011

Assets

Cash	$318	$—

Total Assets	$318	$—

Liabilities and Shareholders’ Deficit

Liabilities:
Bank overdraft	$—	$2
Accounts payable	1,530	—
Total Liabilities	1,530	2

Commitments and Contingencies (Note 5)

Shareholders’ Deficit (Notes 2 and 3):
Common stock, $0.0001 par value; 20,000,000 shares authorized, 2,840,864 and 2,840,864 shares issued and outstanding, respectively	284	284
Additional paid-in capital	3,897,675	3,876,331
Accumulated deficit prior to development stage	(3,910,365)	(3,910,365)
Equity accumulated during development stage	11,194	33,748

Total Shareholders’ Deficit	(1,212)	(2)

Total Liabilities and Shareholders’ Deficit	$318	$—

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statements of Operations

			March 12, 2001
			(Inception)
	For The Years Ended		Through
	September 30,		September 30,
	2012	2011	2012

Revenue	$—	$—	$—

Operating expenses:
General and administrative	22,554	11,908	141,675

Operating loss	(22,554)	(11,908)	(141,675)

Other income (expense):
Gain on debt relief	—	—	388,095
Interest expense	—	—	(235,226)
Total other income (expense)	—	—	152,869

Income (loss) before income tax	(22,554)	(11,908)	11,194

Provision for income tax (Note 4)	—	—	—

Net income (loss)	$(22,554)	$(11,908)	$11,194

Basic and diluted income (loss) per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	2,840,864	2,840,864

* denotes less than $(0.01) per share

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders’ Deficit

					Accumulated	Equity
					Deficit	Accumulated
			Additional	Stock	Prior to	During
	Common Stock		Paid-In	Subscription	Development	Development
	Shares	Par Value	Capital	Receivable	Stage	Stage	Total

Balance, March 12, 2001 (inception of
development stage)	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$—	$(363,025)

Net loss for period ended September 30, 2001	—	—	—	—	—	(27,487)	(27,487)
Balance, September 30, 2001	90,861	9	3,562,331	(15,000)	(3,910,365)	(27,487)	(390,512)

Net loss for year ended September 30, 2002	—	—	—	—	—	(60,100)	(60,100)
Balance, September 30, 2002	90,861	9	3,562,331	(15,000)	(3,910,365)	(87,587)	(450,612)

Fractional shares - reverse stock split	3	—	—	—	—	—	—

Debt relief - repurchase obligation	—	—	15,000	15,000	—	—	30,000

Compensatory stock issuances	2,750,000	275	2,475	—	—	—	2,750

Net loss for year ended September 30, 2003	—	—	—	—	—	(41,245)	(41,245)
Balance, September 30, 2003	2,840,864	284	3,579,806	—	(3,910,365)	(128,832)	(459,107)

Net loss for year ended September 30, 2004	—	—	—	—	—	(31,996)	(31,996)
Balance, September 30, 2004	2,840,864	284	3,579,806	—	(3,910,365)	(160,828)	(491,103)

Net loss for year ended September 30, 2005	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2005	2,840,864	284	3,579,806	—	(3,910,365)	(192,974)	(523,249)

Net loss for year ended September 30, 2006	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2006	2,840,864	284	3,579,806	—	(3,910,365)	(225,120)	(555,395)

Net loss for year ended September 30, 2007	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2007	2,840,864	284	3,579,806	—	(3,910,365)	(257,266)	(587,541)

Net loss for year ended September 30, 2008	—	—	—	—	—	(43,841)	(43,841)
Balance, September 30, 2008	2,840,864	284	3,579,806	—	(3,910,365)	(301,107)	(631,382)

Capital contributions by officer (Note 2)	—	—	270,989	—	—	—	270,989

Net loss for year ended September 30, 2009	—	—	—	—	—	360,318	360,318
Balance, September 30, 2009	2,840,864	284	3,850,795	—	(3,910,365)	59,211	(75)

Capital contributions by an officer
and shareholders (Note 2)	—	—	12,744	—	—	—	12,744

Net loss for year ended September 30, 2010	—	—	—	—	—	(13,555)	(13,555)
Balance, September 30, 2010	2,840,864	284	3,863,539	—	(3,910,365)	45,656	(886)

Capital contributions by an officer
and shareholders (Note 2)	—	—	12,792	—	—	—	12,792

Net loss for year ended September 30, 2011	—	—	—	—	—	(11,908)	(11,908)
Balance, September 30, 2011	2,840,864	284	3,876,331	—	(3,910,365)	33,748	(2)

Capital contributions by an officer
and shareholders (Note 2)	—	—	21,344	—	—	—	21,344

Net loss for year ended September 30, 2012	—	—	—	—	—	(22,554)	(22,554)
Balance, September 30, 2012	2,840,864	$284	$3,897,675	$—	$(3,910,365)	$11,194	$(1,212)

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statements of Cash Flows

			March 12, 2001
			(Inception)
	For The Years Ended		Through
	September 30,		September 30,
	2012	2011	2012
Cash flows (used in) operating activities:
Net income (loss)	$(22,554)	$(11,908)	$11,194
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Amortization and depreciation	—	—	475
Stock-based compensation	—	—	2,750
Loss on fixed asset disposal	—	—	1,408
Gain on debt relief	—	—	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	(2)	2	—
Accounts payable	1,530	(1,556)	20,406
Accrued expenses	—	—	233,519
Related party payables	—	—	87,431

Net cash provided by (used in) operating activities	(21,026)	(13,462)	(30,912)

Net cash provided by (used in) investing activities	—	—	—

Cash flows from financing activities:
Capital contributed by related parties	21,344	12,792	46,880
Notes payable - borrowings	—	—	10,000
Notes payable - payments	—	—	(25,650)

Net cash provided by (used in) financing activities	21,344	12,792	31,230

Net change in cash	318	(670)	318

Cash, beginning of period	—	670	—

Cash, end of period	$318	$—	$318

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, we concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2013.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Date: March 21, 2013	By:	/s/ A. J. Boisdrenghien
A. J. Boisdrenghien
Chief Executive Officer and President (principal executive officer and principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 21, 2013	By:	/s/ A. J. Boisdrenghien
A. J. Boisdrenghien
Director, Chief Executive Officer and President (principal executive officer and principal financial officer and principal accounting officer)