Form 10-Q
period 2013-03-31
Franchise Holdings International, Inc.
filed 2013-05-13
CIK 1096275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 10, 2013, there were 2,840,864 common shares issued and outstanding.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to  “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2013

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	September 30,
	2013	2012
	(Unaudited)	(Derived from
		audited financial
		statements)
Assets

Cash	$266	$318

Total Assets	$266	$318

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable	$2,436	$1,530
Total Liabilities	2,436	1,530

Commitments and Contingencies (Note 5)

Shareholders’ Deficit (Notes 2 and 3):
Common stock, $0.0001 par value; 20,000,000 shares authorized,
2,840,864 and 2,840,864 shares issued and outstanding,
respectively	284	284
Additional paid-in capital	3,905,974	3,897,675
Accumulated deficit prior to development stage	(3,910,365)	(3,910,365)
Equity accumulated during development stage	1,937	11,194

Total Shareholders’ Deficit	(2,170)	(1,212)

Total Liabilities and Shareholders’ Deficit	$266	$318

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					March 12, 2001
					(Inception)
	For The Three Months Ended March 31,		For The Six Months Ended March 31,		Through March 31,
	2013	2012	2013	2012	2013

Revenue	$—	$—	—	$—	$—

Operating expenses:
General and administrative	2,478	3,370	9,257	15,101	150,932

Operating loss	(2,478)	(3,370)	(9,257)	(15,101)	(150,932)

Other income (expense):
Gain on debt relief	—	—	—	—	388,095
Interest expense	—	—	—	—	(235,226)
Total other income (expense)	—	—	—	—	152,869

Income (loss) before income tax	(2,478)	(3,370)	(9,257)	(15,101)	1,937

Provision for income tax (Note 4)	—	—	—	—	—

Net income (loss)	$(2,478)	$(3,370)	(9,257)	$(15,101)	$1,937

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	(0.00)	$(0.01)

Weighted average number of common shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity/(Deficit)

					Accumulated	Equity
					Deficit	Accumulated
			Additional	Stock	Prior to	During
	Common Stock		Paid-In	Subscription	Development	Development
	Shares	Par Value	Capital	Receivable	Stage	Stage	Total

Balance, March 12, 2001 (inception of
development stage)	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$—	$(363,025)

Net loss for period ended September 30, 2001	—	—	—	—	—	(27,487)	(27,487)
Balance, September 30, 2001	90,861	9	3,562,331	(15,000)	(3,910,365)	(27,487)	(390,512)

Net loss for year ended September 30, 2002	—	—	—	—	—	(60,100)	(60,100)
Balance, September 30, 2002	90,861	9	3,562,331	(15,000)	(3,910,365)	(87,587)	(450,612)

Fractional shares - reverse stock split	3	—	—	—	—	—	—

Debt relief - repurchase obligation	—	—	15,000	15,000	—	—	30,000

Compensatory stock issuances	2,750,000	275	2,475	—	—	—	2,750

Net loss for year ended September 30, 2003	—	—	—	—	—	(41,245)	(41,245)
Balance, September 30, 2003	2,840,864	284	3,579,806	—	(3,910,365)	(128,832)	(459,107)

Net loss for year ended September 30, 2004	—	—	—	—	—	(31,996)	(31,996)
Balance, September 30, 2004	2,840,864	284	3,579,806	—	(3,910,365)	(160,828)	(491,103)

Net loss for year ended September 30, 2005	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2005	2,840,864	284	3,579,806	—	(3,910,365)	(192,974)	(523,249)

Net loss for year ended September 30, 2006	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2006	2,840,864	284	3,579,806	—	(3,910,365)	(225,120)	(555,395)

Net loss for year ended September 30, 2007	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2007	2,840,864	284	3,579,806	—	(3,910,365)	(257,266)	(587,541)

Net loss for year ended September 30, 2008	—	—	—	—	—	(43,841)	(43,841)
Balance, September 30, 2008	2,840,864	284	3,579,806	—	(3,910,365)	(301,107)	(631,382)

Capital contributions by officer (Note 2)	—	—	270,989	—	—	—	270,989

Net loss for year ended September 30, 2009	—	—	—	—	—	360,318	360,318
Balance, September 30, 2009	2,840,864	284	3,850,795	—	(3,910,365)	59,211	(75)

Capital contributions by an officer and shareholders (Note 2)	—	—	12,744	—	—	—	12,744

Net loss for year ended September 30, 2010	—	—	—	—	—	(13,555)	(13,555)
Balance, September 30, 2010	2,840,864	284	3,863,539	—	(3,910,365)	45,656	(886)

Capital contributions by an officer and shareholders (Note 2)	—	—	12,792	—	—	—	12,792

Net loss for year ended September 30, 2011	—	—	—	—	—	(11,908)	(11,908)
Balance, September 30, 2011	2,840,864	284	3,876,331	—	(3,910,365)	33,748	(2)

Capital contributions by an officer and shareholders (Note 2)	—	—	21,344	—	—	—	21,344

Net loss for year ended September 30, 2012	—	—	—	—	—	(22,554)	(22,554)
Balance, September 30, 2012	2,840,864	$284	$3,897,675	$—	$(3,910,365)	$11,194	$(1,212)

Capital contributions by an officer and shareholders (unaudited) (Note 2)	—	—	8,299	—	—	—	8,299

Net loss for six months ended
March 31, 2013 (unaudited)	—	—	—	—	—	(9,257)	(9,257)
Balance, March 31, 2013 (unaudited)	2,840,864	$284	$3,905,974	$—	$(3,910,365)	$1,937	$(2,170)

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 12, 2001
			(Inception)
	For The Six Months Ended March 31,		Through March 31,
	2013	2012	2013
Cash flows (used in) operating activities:
Net income (loss)	$(9,257)	$(15,101)	$1,937
Adjustments to reconcile net income/(loss) to net
cash used in operating activities:
Amortization and depreciation	—	—	475
Stock-based compensation	—	—	2,750
Loss on fixed asset disposal	—	—	1,408
Gain on debt relief	—	—	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	—	(2)	—
Accounts payable	906	—	21,312
Accrued expenses	—	—	233,519
Related party payables	—	—	87,431
Net cash provided by (used in)
operating activities	(8,351)	(15,103)	(39,263)

Net cash provided by (used in)
investing activities	—	—	—

Cash flows from financing activities:
Capital contributed by related parties	8,299	15,436	55,179
Notes payable - borrowings	—	—	10,000
Notes payable - payments	—	—	(25,650)
Net cash provided by (used in)
financing activities	8,299	15,436	39,529

Net change in cash	(52)	333	266

Cash, beginning of period	318	—	—

Cash, end of period	$266	$333	$266

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no financial instruments that qualified as cash equivalents at March 31, 2013 (unaudited) and September 30, 2012.

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

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes the impact of common stock equivalents. Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At March 31, 2013 (unaudited) and September 30, 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

(2)           Related Party Transactions

During the six months ended March 31, 2013, our president and two shareholders contributed $8,299 (unaudited) to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

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

(5)           Subsequent Events

We have evaluated the effects of all subsequent events from April 1, 2013 through May 9, 2013, the date the accompanying financial statements were available for use. There have been no subsequent events after March 31, 2013 for which disclosure is required.

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

Results of Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

Comparing our operations, we had revenues of $0 for the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012.

Operating expenses, which include general and administrative expenses for the three months ended March 31, 2013 were $2,478 as compared to $3,370 for the three months ended March 31, 2012.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $2,478 for the three months ended March 31, 2013 as compared to a net loss of $3,370 for the three months ended March 31, 2012.

Results of Operations for the Six Months Ended March 31, 2013 as Compared to the Six Months Ended March 31, 2012

Comparing our operations, we had revenues of $0 for the six months ended March 31, 2013 and $0 for the six months ended March 31, 2012.

Operating expenses, which include general and administrative expenses for the six months ended March 31, 2013 were $9,257 as compared to $15,101 for the six months ended March 31, 2012.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $9,257 for the six months ended March 31, 2013 as compared to a net loss of $15,101 for the six months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had cash or cash equivalents of $266 and a negative working capital of ($2,170).  As of September 30, 2012, we had cash or cash equivalents of $318 and a negative working capital of ($1,212).

Net cash used in operating activities was $8,351 for the six month period ended March 31, 2013, compared to cash used in operating activities of $15,103 for the six month period ended March 31, 2012. We anticipate that overhead costs in current operations will remain fairly constant.

Cash flows provided by financing activities was $8,299 for the six month period ended March 31, 2013, compared to cash provided by financing activities of $15,436 for the six month period ended March 31, 2012.  During the six month period ended March 31, 2013, an officer and two shareholders contributed $8,299 to the Company for working capital.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Date: May 9, 2013	By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien, President and Chief Executive and Financial Officer