Form 10-Q
period 2013-06-30
Franchise Holdings International, Inc.
filed 2013-07-29
CIK 1096275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☑  Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On June 30, 2013, there were 2,840,864 common shares issued and outstanding.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to  “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2013

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	September 30,
	2013	2012
	(Unaudited)	(Derived from
		audited financial
		statements)
Assets

Cash	$910	$318

Total Assets	$910	$318

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable	$—	$1,530
Total Liabilities	—	1,530

Commitments and Contingencies (Note 5)

Shareholders’ Equity/(Deficit) (Notes 2 and 3):
Common stock, $0.0001 par value; 20,000,000 shares authorized,
2,840,864 and 2,840,864 shares issued and outstanding,
respectively	284	284
Additional paid-in capital	3,913,829	3,897,675
Accumulated deficit prior to development stage	(3,910,365)	(3,910,365)
(Deficit)/equity accumulated during development stage	(2,838)	11,194

Total Shareholders’ Equity/(Deficit)	910	(1,212)

Total Liabilities and Shareholders’ Equity/(Deficit)	$910	$318

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					March 12, 2001
					(Inception)
	For The Three Months Ended		For The Nine Months Ended		Through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Revenue	$—	$—	—	$—	$—

Operating expenses:
General and administrative	4,775	3,841	14,032	18,942	155,707

Operating loss	(4,775)	(3,841)	(14,032)	(18,942)	(155,707)

Other income (expense):
Gain on debt relief	—	—	—	—	388,095
Interest expense	—	—	—	—	(235,226)
Total other income (expense)	—	—	—	—	152,869

Income (loss) before income tax	(4,775)	(3,841)	(14,032)	(18,942)	(2,838)

Provision for income tax (Note 4)	—	—	—	—	—

Net income (loss)	$(4,775)	$(3,841)	$(14,032)	$(18,942)	$(2,838)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common
shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity/(Deficit)

					Accumulated	Equity
					Deficit	Accumulated
			Additional	Stock	Prior to	During
	Common Stock		Paid-In	Subscription	Development	Development
	Shares	Par Value	Capital	Receivable	Stage	Stage	Total

Balance, March 12, 2001 (inception of development stage)	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$—	$(272,164)

Net loss for period ended September 30, 2001	—	—	—	—	—	(27,487)	(27,487)
Balance, September 30, 2001	90,861	9	3,562,331	(15,000)	(3,910,365)	(27,487)	(299,651)

Net loss for year ended September 30, 2002	—	—	—	—	—	(60,100)	(60,100)
Balance, September 30, 2002	90,861	9	3,562,331	(15,000)	(3,910,365)	(87,587)	(359,751)

Fractional shares - reverse stock split	3	—	—	—	—	—	3

Debt relief - repurchase obligation	—	—	15,000	15,000	—	—	30,000

Compensatory stock issuances	2,750,000	275	2,475	—	—	—	2,752,750

Net loss for year ended September 30, 2003	—	—	—	—	—	(41,245)	(41,245)
Balance, September 30, 2003	2,840,864	284	3,579,806	—	(3,910,365)	(128,832)	2,381,757

Net loss for year ended September 30, 2004	—	—	—	—	—	(31,996)	(31,996)
Balance, September 30, 2004	2,840,864	284	3,579,806	—	(3,910,365)	(160,828)	2,349,761

Net loss for year ended September 30, 2005	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2005	2,840,864	284	3,579,806	—	(3,910,365)	(192,974)	2,317,615

Net loss for year ended September 30, 2006	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2006	2,840,864	284	3,579,806	—	(3,910,365)	(225,120)	2,285,469

Net loss for year ended September 30, 2007	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2007	2,840,864	284	3,579,806	—	(3,910,365)	(257,266)	2,253,323

Net loss for year ended September 30, 2008	—	—	—	—	—	(43,841)	(43,841)
Balance, September 30, 2008	2,840,864	284	3,579,806	—	(3,910,365)	(301,107)	2,209,482

Capital contributions by officer (Note 2)	—	—	270,989	—	—	—	270,989

Net loss for year ended September 30, 2009	—	—	—	—	—	360,318	360,318
Balance, September 30, 2009	2,840,864	284	3,850,795	—	(3,910,365)	59,211	2,840,789

Capital contributions by an officer and shareholders (Note 2)	—	—	12,744	—	—	—	12,744

Net loss for year ended September 30, 2010	—	—	—	—	—	(13,555)	(13,555)
Balance, September 30, 2010	2,840,864	284	3,863,539	—	(3,910,365)	45,656	2,839,978

Capital contributions by an officer and shareholders (Note 2)	—	—	12,792	—	—	—	12,792

Net loss for year ended September 30, 2011	—	—	—	—	—	(11,908)	(11,908)
Balance, September 30, 2011	2,840,864	284	3,876,331	—	(3,910,365)	33,748	2,840,862

Capital contributions by an officer and shareholders (Note 2)	—	—	21,344	—	—	—	21,344

Net loss for year ended September 30, 2012	—	—	—	—	—	(22,554)	(22,554)
Balance, September 30, 2012	2,840,864	284	$3,897,675	$—	(3,910,365)	11,194	$2,839,652

Capital contributions by an officer and shareholders (unaudited) (Note 2)	—	—	16,154	—	—	—	16,154

Net loss for nine months ended June 30, 2013 (unaudited)	—	—	—	—	—	(14,032)	(14,032)
Balance, June 30, 2013 (unaudited)	2,840,864	284	$3,913,829	$—	(3,910,365)	(2,838)	$2,841,774

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 12, 2001
			(Inception)
	For The Nine Months Ended		Through
	June 30,		June 30,
	2013	2012	2013
Cash flows (used in) operating activities:
Net income (loss)	$(14,032)	$(18,942)	$(2,838)
Adjustments to reconcile net income/(loss) to net
cash used in operating activities:
Amortization and depreciation	—	—	475
Stock-based compensation	—	—	2,750
Loss on fixed asset disposal	—	—	1,408
Gain on debt relief	—	—	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	—	(2)	—
Accounts payable	(1,530)	—	18,876
Accrued expenses	—	—	233,519
Related party payables	—	—	87,431
Net cash provided by (used in)
operating activities	(15,562)	(18,944)	(46,474)

Net cash provided by (used in)
investing activities	—	—	—

Cash flows from financing activities:
Capital contributed by related parties	16,154	19,272	63,034
Notes payable - borrowings	—	—	10,000
Notes payable - payments	—	—	(25,650)
Net cash provided by (used in)
financing activities	16,154	19,272	47,384

Net change in cash	592	328	910

Cash, beginning of period	318	—	—

Cash, end of period	$910	$328	$910

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no financial instruments that qualified as cash equivalents at June 30, 2013 (unaudited) and September 30, 2012.

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

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At June 30, 2013 (unaudited) and September 30, 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

(2) Related Party Transactions

During the nine months ended June 30, 2013, our president and two shareholders contributed $16,154 (unaudited) to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

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

(5) Subsequent Events

We have evaluated the effects of all subsequent events from July 1, 2013 through July 25, 2013, the date the accompanying financial statements were available for use. There have been no subsequent events after June 30, 2013 for which disclosure is required.

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

Results of Operations for the Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012

Comparing our operations, we had no revenue for the three months ended June 30, 2013 and for the three months ended June 30, 2012.

Operating expenses, which include general and administrative expenses for the three months ended June 30, 2013, were $4,775 as compared to $3,841 for the three months ended June 30, 2012.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of ($4,775) for the three months ended June 30, 2013 as compared to a net loss of ($3,841) for the three months ended June 30, 2012.

Results of Operations for the Nine Months Ended June 30, 2013 as Compared to the Nine Months Ended June 30, 2012

Comparing our operations, we had no revenues for the nine months ended June 30, 2013 and for the nine months ended June 30, 2012.

Operating expenses, which include general and administrative expenses for the nine months ended June 30, 2013, were $14,032 as compared to $18,942 for the nine months ended June 30, 2012.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We had a net loss of ($14,032) for the nine months ended June 30, 2013 as compared to a net loss of ($18,942) for the nine months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had cash or cash equivalents of $910 and working capital of $910.  As of September 30, 2012, we had cash or cash equivalents of $318 and a working capital deficit of $1,212.

Net cash used in operating activities was $15,562 for the nine month period ended June 30, 2013, compared to cash used in operating activities of $18,944 for the nine month period ended June 30, 2012. We anticipate that overhead costs in current operations will remain fairly constant.

There was no cash flows used in or provided by investing activities in the nine months ended June 30, 2013 and the nine months ended June 30, 2012.

Cash flows provided by financing activities was $16,154 for the nine month period ended June 30, 2013, compared to cash provided by financing activities of $19,272 for the nine month period ended June 30, 2012.  During the nine month period ended June 30, 2013, an officer and two shareholders contributed $16,154 to the Company for working capital.

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended September 30, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  There is substantial doubt about our ability to continue as a going concern as we have losses for the nine months ended June 30, 2013 totaling $14,032 and an accumulated deficit during our development stage amounting to $2,838.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Date: July 26, 2013	By:
A.J. Boisdrenghien, President and Chief Executive and Financial Officer