Form 10-K
period 2013-09-30
Franchise Holdings International, Inc.
filed 2013-12-13
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☑  No ☐.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $420,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  Common Stock, $0.001 par value – 2,840,864 shares, as of December 9, 2013.

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

ITEM 1. BUSINESS

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

ITEM 2. PROPERTIES

We currently occupy office space on a rent-free basis from our President, Mr. A. J. Boisdrenghien. We have no equipment.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted on the Pink Sheets under the trading symbol FNHI. The shares became trading in 1999 but there is no extensive history of trading. The bid and asked prices have ranged between $0.65 and $0.66 during the last two fiscal years, but the trading has been minimal.  The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of December 17, 2013, there were 93 record holders of our common stock and there were 2,840,864 shares of our common stock outstanding.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended September 30, 2013.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the three months ended September 30, 2013.

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

Results of Operations

We had no revenue for the fiscal years ended September 31, 2013 or 2012.

Operating expenses during the year ended September 30, 2013 totaled $19,098, consisting of professional fees and other miscellaneous costs.  Operating expenses during the year ended September 30, 2012 totaled $22,554, consisting of professional fees and other miscellaneous costs.

We had a net loss of $19,098 for the fiscal year ended September 30, 2013, compared to a net loss of $22,554 for the fiscal year ended September 30, 2012.

We believe that overhead cost in current operations should remain fairly constant.

Liquidity and Capital Resources

At September 30, 2013, we had $982 of cash in the bank.

Net cash used in operating activities was $(19,656) for the fiscal year ended September 30, 2013, compared to cash used by operating activities of $(21,026) for the fiscal year ended September 30, 2012.

Cash flows used or provided by investing activities was $-0- for the fiscal year ended September 30, 2013, compared to $-0- for the fiscal year ended September 30, 2012.

Cash flows provided by financing activities was $20,320 for the fiscal year ended September 30, 2013, compared to $21,344 for the fiscal year ended September 30, 2012.  The amounts for each year represented contributions from our President and two shareholders.

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended September 30, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.  There is substantial doubt about our ability to continue as a going concern as we have losses for the years ended September 30, 2013 and 2012 totaling ($19,098) and ($22,554) respectively, as well as an accumulated deficit since inception amounting to ($7,904).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2012 and 2013,
And For the Period from March 12, 2001
(Inception of Development Stage)
Through September 30, 2013

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Financial Statements

TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2

Balance Sheets at September 30, 2013 and 2012	F-4

Statements of Operations for the years ended September 30, 2013 and 2012, and for the period from March 12, 2001 (inception) through September 30, 2013	F-5

Statement of Changes in Shareholders' Deficit for the period from March 12, 2001 (inception) through September 30, 2013	F-6

Statements of Cash Flows for the years ended September 30, 2013 and 2012, and for the period from March 12, 2001 (inception) through September 30, 2013	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Franchise Holdings International, Inc.:

We have audited the accompanying balance sheet of Franchise Holdings International, Inc., a development stage company (“the Company”) as of September 30, 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from March 12, 2001 (inception) through September 30, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Holdings International, Inc., as of September 30, 2013, and the results of its operations and its cash flows for the years then ended, and for the period from March 12, 2001 (inception) through September 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Denver, CO
December 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Franchise Holdings International, Inc.:

We have audited the accompanying balance sheet of Franchise Holdings International, Inc., a development stage company (“the Company”) as of September 30, 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from March 12, 2001 (inception) through September 30, 2012. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Holdings International, Inc., as of September 30, 2012, and the results of its operations and its cash flows for the years then ended, and for the period from March 12, 2001 (inception) through September 30, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Borgers & Culter CPA’s PLLC
Borgers & Cutler CPA’s PLLC
Denver, CO
December 6, 2013

Franchise Holdings International, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,
	2013	2012

Assets

Cash	$982	$318

Total Assets	$982	$318

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable	$972	$1,530
Total Liabilities	972	1,530

Commitments and Contingencies (Note 5)

Shareholders’ Equity/(Deficit) (Notes 2 and 3):
Common stock, $0.0001 par value; 20,000,000 shares authorized,
2,840,864 and 2,840,864 shares issued and outstanding,
respectively	284	284
Additional paid-in capital	3,917,995	3,897,675
Accumulated deficit prior to development stage	(3,910,365)	(3,910,365)
(Deficit)/equity accumulated during development stage	(7,904)	11,194

Total Shareholders’ Equity/(Deficit)	10	(1,212)

Total Liabilities and Shareholders’ Equity/(Deficit)	$982	$318

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statements of Operations

			March 12, 2001
			(Inception)
	For The Year Ended		Through
	September 30,		September 30,
	2013	2012	2013

Revenue	$—	$—	$—

Operating expenses:
General and administrative	19,098	22,554	160,773
Operating loss	(19,098)	(22,554)	(160,773)

Other income (expense):
Gain on debt relief	—	—	388,095
Interest expense	—	—	(235,226)
Total other income (expense)	—	—	152,869

Loss before income tax	(19,098)	(22,554)	(7,904)

Provision for income tax (Note 4)	—	—	—

Net loss	$(19,098)	$(22,554)	$(7,904)

Basic and diluted income (loss) per share	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	2,840,864	2,840,864

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders’ Deficit

					Accumulated	Equity
					Deficit	Accumulated
			Additional	Stock	Prior to	During
	Common Stock		Paid-In	Subscription	Development	Development
	Shares	Par Value	Capital	Receivable	Stage	Stage	Total

Balance, March 12, 2001 (inception of
development stage)	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$—	$(363,025)

Net loss for period ended September 30, 2001	—	—	—	—	—	(27,487)	(27,487)
Balance, September 30, 2001	90,861	9	3,562,331	(15,000)	(3,910,365)	(27,487)	(390,512)

Net loss for year ended September 30, 2002	—	—	—	—	—	(60,100)	(60,100)
Balance, September 30, 2002	90,861	9	3,562,331	(15,000)	(3,910,365)	(87,587)	(450,612)

Fractional shares - reverse stock split	3	—	—	—	—	—	—

Debt relief - repurchase obligation	—	—	15,000	15,000	—	—	30,000

Compensatory stock issuances	2,750,000	275	2,475	—	—	—	2,750

Net loss for year ended September 30, 2003	—	—	—	—	—	(41,245)	(41,245)
Balance, September 30, 2003	2,840,864	284	3,579,806	—	(3,910,365)	(128,832)	(459,107)

Net loss for year ended September 30, 2004	—	—	—	—	—	(31,996)	(31,996)
Balance, September 30, 2004	2,840,864	284	3,579,806	—	(3,910,365)	(160,828)	(491,103)

Net loss for year ended September 30, 2005	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2005	2,840,864	284	3,579,806	—	(3,910,365)	(192,974)	(523,249)

Net loss for year ended September 30, 2006	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2006	2,840,864	284	3,579,806	—	(3,910,365)	(225,120)	(555,395)

Net loss for year ended September 30, 2007	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2007	2,840,864	284	3,579,806	—	(3,910,365)	(257,266)	(587,541)

Net loss for year ended September 30, 2008	—	—	—	—	—	(43,841)	(43,841)
Balance, September 30, 2008	2,840,864	284	3,579,806	—	(3,910,365)	(301,107)	(631,382)

Capital contributions by officer (Note 2)	—	—	270,989	—	—	—	270,989

Net loss for year ended September 30, 2009	—	—	—	—	—	360,318	360,318
Balance, September 30, 2009	2,840,864	284	3,850,795	—	(3,910,365)	59,211	(75)

Capital contributions by an officer
and shareholders (Note 2)	—	—	12,744	—	—	—	12,744

Net loss for year ended September 30, 2010	—	—	—	—	—	(13,555)	(13,555)
Balance, September 30, 2010	2,840,864	284	3,863,539	—	(3,910,365)	45,656	(886)

Capital contributions by an officer
and shareholders (Note 2)	—	—	12,792	—	—	—	12,792

Net loss for year ended September 30, 2011	—	—	—	—	—	(11,908)	(11,908)
Balance, September 30, 2011	2,840,864	284	3,876,331	—	(3,910,365)	33,748	(2)

Capital contributions by an officer
and shareholders (Note 2)	—	—	21,344	—	—	—	21,344

Net loss for year ended September 30, 2012	—	—	—	—	—	(22,554)	(22,554)
Balance, September 30, 2012	2,840,864	$284	$3,897,675	$—	$(3,910,365)	$11,194	$(1,212)

Capital contributions by an officer
and shareholders (Note 2)	—	—	20,320	—	—	—	20,320

Net loss for year ended September 30, 2013	—	—	—	—	—	(19,098)	(19,098)
Balance, September 30, 2013	2,840,864	$284	$3,917,995	$—	$(3,910,365)	$(7,904)	$10

See accompanying notes to financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Statements of Cash Flows

			March 12, 2001
			(Inception)
	For The Year Ended		Through
	September 30,		September 30,
	2013	2012	2013
Cash flows (used in) operating activities:
Net income (loss)	$(19,098)	$(22,554)	$(7,904)
Adjustments to reconcile net income/(loss) to net
cash used in operating activities:
Amortization and depreciation	—	—	475
Stock-based compensation	—	—	2,750
Loss on fixed asset disposal	—	—	1,408
Gain on debt relief	—	—	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	—	(2)	—
Accounts payable	(558)	1,530	19,848
Accrued expenses	—	—	233,519
Related party payables	—	—	87,431
Net cash provided by (used in)
operating activities	(19,656)	(21,026)	(50,568)

Net cash provided by (used in)
investing activities	—	—	—

Cash flows from financing activities:
Capital contributed by related parties	20,320	21,344	67,200
Notes payable - borrowings	—	—	10,000
Notes payable - payments	—	—	(25,650)
Net cash provided by (used in)
financing activities	20,320	21,344	51,550

Net change in cash	664	318	982

Cash, beginning of period	318	—	—

Cash, end of period	$982	$318	$982

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no financial instruments that qualified as cash equivalents at September 30, 2013 and 2012.

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

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At September 30, 2013 and 2012, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

(2)           Related Party Transactions

During the year ended September 30, 2013, our president and two shareholders contributed $20,320 to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

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

(5)           Subsequent Events

We have evaluated the effects of all subsequent events from October 1, 2013 through December 6, 2013, the date the accompanying financial statements were available for use. There have been no subsequent events after September 30, 2013 for which disclosure is required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures in connection with our change in auditors during the most recent fiscal year.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since we are a smaller reporting company.

Changes in Internal Control Over Financial Reporting

We have made no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of September 30, 2013, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group.  A total of 2,840,864 common shares were issued and outstanding as of September 30, 2013.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently occupy office space on a rent-free basis from our President, Mr. A. J. Boisdrenghien.  Mr. Boisdrenghien is our only director and he is not an independent director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent auditor, B F Borgers CPA PC, and our previous auditor Borgers and Cutler CPAs, PLLC, Certified Public Accountants, billed an aggregate of $6,200 and $6,200 for the fiscal years ended September 30, 2013 and September 30, 2012, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
_____________

* Previously filed

Reports on Form 8-K.

We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2013.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 9, 2013.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

By:
A. J. Boisdrenghien
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: December 9, 2013	By:
A. J. Boisdrenghien
Director