Form 10-Q
period 2013-12-31
Franchise Holdings International, Inc.
filed 2014-02-18
CIK 1096275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On December 31, 2013, there were 2,840,864 Common Shares issued outstanding.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to  “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2013

PART I - FINANCIAL INFORMATION

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2013	September 30, 2013
	(unaudited)	(Derived from audited financial statements)
ASSETS:

Cash	$510	$982

Total Assets	510	982

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$6,904	$972

Total Liabilities	6,904	972

Commitments and Contingencies (Note 5)

Shareholders’ Equity/(Deficit) (Notes 2 and 3):
Common stock, $0.0001 par value; 20,000,000 shares authorized, 2,840,864 and 2,840,864 shares issued and outstanding, respectively	284	284
Additional paid-in capital	3,918,495	3,917,995
Accumulated deficit prior to development stage	(3,910,365)	(3,910,365)
(Deficit)/equity accumulated during development stage	(14,408)	(7,904)

Total Shareholders’ Equity/(Deficit)	(6,394)	10

Total Liabilities and Shareholders’ Equity/(Deficit)	$510	$982

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		March 12, 2001 (Inception) Through December 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	6,904	6,779	167,677

Operating loss	(6,904)	(6,779)	(167,677)

Other income (expense):
Gain on debt relief	-	-	388,095
Interest expense	-	-	(235,226)

Total other income (expense)	-	-	152,869

Loss before income tax	(6,904)	(6,779)	(14,808)

Provision for income tax (Note 4)	-	-	-

Net income (loss)	$(6,904)	$(6,779)	$(14,808)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	2,840,864	2,840,864

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

(Continued on following page)

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
(Continued)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated Deficit Prior to Development	Equity Accumulated During Development
	Shares	Par Value	Capital	Receivable	Stage	Stage	Total
Capital contributions by an officer and shareholders (Note 2)	—	—	20,320	—	—	—	20,320

Net loss for year ended September 30, 2013	—	—	—	—	—	(19,098)	(19,098)
Balance, September 30, 2013	2,840,864	$284	$3,917,995	$—	$(3,910,365)	$(7,904)	$10

Capital contributions by an officer and shareholders (Note 2) (unaudited)	—	—	500	—	—	—	500

Net loss for three months ended December 31, 2013 (unaudited)	—	—	—	—	—	(6,904)	(6,904)
Balance, December 31, 2013 (unaudited)	2,840,864	$284	$3,918,495	$—	$(3,910,365)	$(14,808)	$(6,394)

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,		March 12, 2001 (Inception) Through December 31,
	2013	2012	2013

Cash flows (used in) operating activities:
Net income (loss)	$(6,904)	$(6,779)	$(14,808)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization and depreciation	-	-	475
Stock-based compensation	-	-	2,750
Loss on fixed asset disposal	-	-	1,408
Gain on debt relief	-	-	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	-	-	-
Accounts payable	5,932	6,769	25,780
Accrued expenses	-	-	233,519
Related party payables	-	-	87,431
Net cash provided by (used in) operating activities	(972)	(10)	(51,540)

Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Capital contributed by related parties	500	765	67,700
Notes payable – borrowings	-	-	10,000
Notes payable – payments	-	-	(25,650)
Net cash provided by (used in) financing activities	500	765	52,050

Net change in cash	(472)	755	510

Cash, beginning of period	982	318	-

Cash, end of period	$510	$1,073	$510

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no financial instruments that qualified as cash equivalents at December 31, 2013 (unaudited) and September 30, 2013.

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

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the impact of common stock equivalents.  Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At December 31, 2013 (unaudited) and 2012 (unaudited), there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

(2)           Related Party Transactions

During the three months ended December 31, 2013, our president and two shareholders contributed $500 (unaudited) to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

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

(5)           Subsequent Events

We have evaluated the effects of all subsequent events from January 1, 2014 through February 18, 2014, the date the accompanying financial statements were available for use. There have been no subsequent events after December 31, 2013 for which disclosure is required.

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

Results of Operations

The following discussion involves our results of operations for the three months ended December 31, 2013.  This compares to the three months ended December 31, 2012.

Comparing our operations, we had revenues of $0 for the three months ended December 31, 2013 and $0 for the three months ended December 31, 2012.

Operating expenses, which include general and administrative expenses for the three months ended December 31, 2013 were $6,904 and $6,779 for the three months ended December 31, 2012.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $6,904 for the three months ended December 31, 2013 and $6,779 for the three months ended December 31, 2012.

We believe that overhead cost in current operations should remain fairly constant.

Liquidity and Capital Resources

As of December 31, 2013, we had cash or cash equivalents of $510 and a working capital deficit of $6,394.  As of September 30, 2012, we had cash or cash equivalents of $982 and a positive working capital of $10.

Net cash used in operating activities was $972 for the three month period ended December 31, 2013, compared to cash used in operating activities of $10 for the three month period ended December 31, 2012. We anticipate that overhead costs in current operations will remain fairly constant.

Cash flows used or provided by investing activities was $0 for the period ended December 31, 2013, compared to cash used for investing activities of $0 for the period ended December 31, 2012.

Cash flows provided by financing activities was $500 for the three month period ended December 31, 2013, compared to cash provided by financing activities of $765 for the three month period ended December 31, 2012. During the three month period ended December 31, 2013, an officer and two shareholders contributed $500 to the Company for working capital.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Date: February 18, 2014	By:	/s/ A.J. Boisdrenghien
A.J. Boisdrenghien, President and Chief Executive and Financial Officer