Form 10-Q
period 2014-03-31
Franchise Holdings International, Inc.
filed 2014-05-12
CIK 1096275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
☒  Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 2, 2014, there were 2,840,864 common shares issued and outstanding.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to  “we,” “us,” and “our,” refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2014

PART I - FINANCIAL INFORMATION

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	March 31, 2014	September 30, 2013
	(unaudited)	(Derived from audited financial statements)
ASSETS:

Cash	$505	$982

Total Assets	505	982

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$3,762	$972

Total Liabilities	3,762	972

Commitments and Contingencies (Note 5)

Shareholders’ Equity/(Deficit) (Notes 2 and 3):
Common stock, $0.0001 par value; 20,000,000 shares authorized, 2,840,864 and 2,840,864 shares issued and outstanding, respectively	284	284
Additional paid-in capital	3,925,399	3,917,995
Accumulated deficit prior to development stage	(3,910,365)	(3,910,365)
(Deficit)/equity accumulated during development stage	(18,575)	(7,904)

Total Shareholders’ Equity/(Deficit)	(3,257)	10

Total Liabilities and Shareholders’ Equity/(Deficit)	$505	$982

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,		March 12, 2001 (Inception) Through March 31,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	3,767	2,478	10,671	9,257	171,444

Operating loss	(3,767)	(2,478)	(10,671)	(9,257)	(171,444)

Other income (expense):
Gain on debt relief	-	-	-	-	388,095
Interest expense	-	-			(235,226)

Total other income (expense)	-	-	-	-	152,869

Loss before income tax	(3,767)	(2,478)	(10,671)	(9,257)	(18,575)

Provision for income tax (Note 4)	-	-	-	-	-

Net income (loss)	$(3,767)	$(2,478)	(10,671)	(9,257)	$(18,575)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit

	Common Stock		Additional		Accumulated Deficit Prior to	Equity Accumulated During Development Stage
	Shares	Par Value	Paid-in Capital	Subscription Receivable	Development Stage	Development Stage	Total
Balance, March 12, 2001 (inception of development stage)	90,861	$9	$3,562,331	$(15,000)	$(3,910,365)	$-	$(363,025)

Net loss for period ended Sept. 30, 2001	-	-	-	-	-	(27,487)	(27,487)
Balance, Sept. 30, 2001	90,861	9	3,562,331	(15,000)	(3,910,365)	(27,487)	(390,512)

Net loss for year ended Sept. 30, 2002	-	-	-	-	-	(60,100)	(60,100)
Balance, Sept. 30, 2002	90,861	9	3,562,331	(15,000)	(3,910,365)	(87,587)	(450,612)

Fractional shares - reverse stock split	3	-	-	-	-	-	-

Debt relief - repurchase obligation	-	-	15,000	15,000	-	-	30,000

Compensatory stock issuances	2,750,000	275	2,475	-	-	-	2,750

Net loss for year ended Sept. 30, 2003	-	-	-	-	-	(41,245)	(41,245)
Balance, Sept. 30, 2003	2,840,864	284	3,579,806	-	(3,910,365)	(128,832)	(459,107)

Net loss for year ended Sept. 30, 2004	-	-	-	-	-	(31,996)	(31,996)
Balance, Sept. 30, 2004	2,840,864	284	3,579,806	-	(3,910,365)	(160,828)	(491,103)

Net loss for year ended Sept. 30, 2005	-	-	-	-	-	(32,146)	(32,146)
Balance, Sept. 30, 2005	2,840,864	284	3,579,806	-	(3,910,365)	(192,974)	(523,249)

Net loss for year ended Sept. 30, 2006	-	-	-	-	-	(32,146)	(32,146)
Balance, Sept. 30, 2006	2,840,864	284	3,579,806	-	(3,910,365)	(225,120)	(555,395)

Net loss for year ended Sept. 30, 2007	-	-	-	-	-	(32,146)	(32,146)
Balance, Sept. 30, 2007	2,840,864	284	3,579,806	-	(3,910,365)	(257,266)	(587,541)

Net loss for year ended Sept. 30, 2008	-	-	-	-	-	(43,841)	(43,841)
Balance, Sept. 30, 2008	2,840,864	284	3,579,806	-	(3,910,365)	(310,107)	(631,382)

Capital contributions by officer (Note 2)	-	-	270,989	-	-	-	270,989

Net loss for year ended Sept. 30, 2009	-	-	-	-	-	360,318	360,318
Balance, Sept. 30, 2009	2,840,864	284	3,850,795	-	(3,910,365)	59,211	(75)

Capital contributions by an officer and shareholders (Note 2)	-	-	12,744	-	-	-	12,744

Net loss for year ended Sept. 30, 2010	-	-	-	-	-	(13,555)	(13,555)
Balance, Sept. 30, 2010	2,840,864	284	3,863,539	-	(3,910,365)	45,656	(886)

Capital contributions by an officer and shareholders (Note 2)	-	-	12,792	-	-	-	12,792

Net loss for year ended Sept. 30, 2011	-	-	-	-	-	(11,908)	(11,908)
Balance, Sept. 30, 2011	2,840,864	284	3,876,331	-	(3,910,365)	33,748	(2)

Capital contributions by an officer and shareholders (Note 2)	-	-	21,344	-	-	-	21,344

Net loss for year ended Sept. 30, 2012	-	-	-	-	-	(22,554)	(22,554)
Balance, Sept. 30, 2012	2,840,864	284	3,897,675	-	(3,910,365)	11,194	(1,212)

(Continued on following page)

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficit
(Continued)

	Common Stock		Additional	Stock	Accumulated Deficit Prior to	Equity Accumulated During
	Shares	Par Value	Paid-in Capital	Subscription Receivable	Development Stage	Development Stage	Total
Capital contributions by an officer and shareholders (Note 2)	-	-	20,320	-	-	-	20,230

Net loss for year ended Sept. 30, 2013	-	-	-	-	-	(19,098)	(19,098)
Balance, Sept. 30, 2013	2,840,864	284	3,917,995	-	(3,910,365)	(7,904)	10

Capital contributions by an officer and shareholders (Note 2) (unaudited)	-	-	7,404	-	-	-	7,404

Net loss for six months ended March 31, 2014 (unaudited)	-	-	-	-	-	(10,671)	(10,671)
Balance, March 31, 2014 (unaudited)	2,840,864	$284	$3,925,399	$-	$(3,910,365)	$(18,575)	$(3,257)

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,		March 12, 2001 (Inception) Through March 31,
	2014	2013	2014

Cash flows (used in) operating activities:
Net income (loss)	$(10,671)	$(9,257)	$(18,575)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization and depreciation	-	-	475
Stock-based compensation	-	-	2,750
Loss on fixed asset disposal	-	-	1,408
Gain on debt relief	-	-	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	-	-	-
Accounts payable	2,790	906	22,638
Accrued expenses	-	-	233,519
Related party payables	-	-	87,431
Net cash provided by (used in) operating activities	(7,881)	(8,351)	(58,449)

Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Capital contributed by related parties	7,404	8,299	74,604
Notes payable – borrowings	-	-	10,000
Notes payable – payments	-	-	(25,650)
Net cash provided by (used in) financing activities	7,404	8,299	58,954

Net change in cash	(477)	(52)	505

Cash, beginning of period	982	318	-

Cash, end of period	$505	$266	$505

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no financial instruments that qualified as cash equivalents at March 31, 2014 (unaudited) and September 30, 2013.

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

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes the impact of common stock equivalents. Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At March 31, 2014 (unaudited) and 2013 (unaudited), there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

(2)           Related Party Transactions

During the six months ended March 31, 2014, our president and two shareholders contributed $7,404 (unaudited) to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

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

(5)           Subsequent Events

We have evaluated the effects of all subsequent events from April 1, 2014 through May 6, 2014, the date the accompanying financial statements were available for use. There have been no subsequent events after March 31, 2014 for which disclosure is required.

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

Results of Operations for the Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

Comparing our operations, we had revenues of $0 for the three months ended March 31, 2014 and $0 for the three months ended March 31, 2013.

Operating expenses, which include general and administrative expenses for the three months ended March 31, 2014 were $3,767 as compared to $2,478 for the three months ended March 31, 2013.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $3,767 for the three months ended March 31, 2014 as compared to a net loss of $2,478 for the three months ended March 31, 2013.

Results of Operations for the Six Months Ended March 31, 2014 as Compared to the Six Months Ended March 31, 2013

Comparing our operations, we had revenues of $0 for the six months ended March 31, 2014 and $0 for the six months ended March 31, 2013.

Operating expenses, which include general and administrative expenses for the six months ended March 31, 2014 were $10,671 as compared to $9,257 for the six months ended March 31, 2013.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $10,671 for the six months ended March 31, 2014 as compared to a net loss of $9,257 for the six months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash or cash equivalents of $505 and a negative working capital of ($3,257).  As of September 30, 2013, we had cash or cash equivalents of $982 and working capital of $10.

Net cash used in operating activities was $7,881 for the six month period ended March 31, 2014, compared to cash used in operating activities of $8,351 for the six month period ended March 31, 2013. We anticipate that overhead costs in current operations will remain fairly constant.

Cash flows provided by financing activities was $7,404 for the six month period ended March 31, 2014, compared to cash provided by financing activities of $8,299 for the six month period ended March 31, 2013.  During the six month period ended March 31, 2014, an officer and two shareholders contributed $7,404 to the Company for working capital.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Date: May 7, 2014	By:
A.J. Boisdrenghien, President and Chief Executive and Financial Officer