Form 10-Q
period 2014-06-30
Franchise Holdings International, Inc.
filed 2014-08-07
CIK 1096275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

  (303) 220-5001
(Registrant's telephone number, including area code)

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
☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒  Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  On August 7, 2014, there were 2,840,864 common shares issued and outstanding.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to  "we," "us," and "our," refer to FRANCHISE HOLDINGS INTERNATIONAL, INC., a Nevada corporation.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2014

PART I - FINANCIAL INFORMATION

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2014	September 30, 2013
	(unaudited)	(Derived from audited financial statements)
ASSETS:

Cash	$1,040	$982

Total Assets	1,040	982

LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities:
Accounts payable	$1,922	$972

Total Liabilities	1,922	972

Commitments and Contingencies (Note 5)

Shareholders' Equity/(Deficit) (Notes 2 and 3):
Common stock, $0.0001 par value; 20,000,000 shares authorized, 2,840,864 and 2,840,864 shares issued and outstanding, respectively	284	284
Additional paid-in capital	3,931,508	3,917,995
Accumulated deficit prior to development stage	(3,910,365)	(3,910,365)
(Deficit)/equity accumulated during development stage	(22,309)	(7,904)

Total Shareholders' Equity/(Deficit)	(882)	10

Total Liabilities and Shareholders' Equity/(Deficit)	$1,040	$982

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		March 12, 2001 (Inception) Through June 30,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	3,734	4,775	14,405	14,032	175,178

Operating loss	(3,734)	(4,775)	(14,405)	(14,032)	(175,178)

Other income (expense):
Gain on debt relief	-	-	-	-	388,095
Interest expense	-	-			(235,226)

Total other income (expense)	-	-	-	-	152,869

Loss before income tax	(3,734)	(4,775)	(14,405)	(14,032)	(22,309)

Provision for income tax (Note 4)	-	-	-	-	-

Net income (loss)	$(3,734)	$(4,775)	(14,405)	(14,032)	$(22,309)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted-average number of common shares outstanding	2,840,864	2,840,864	2,840,864	2,840,864

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit

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

(Continued on following page)

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
(Continued)

	Common Stock		Additional	Stock	Accumulated Deficit Prior to	Equity Accumulated During
	Shares	Par Value	Paid-in Capital	Subscription Receivable	Development Stage	Development Stage	Total

Capital contributions by an officer and shareholders (Note 2)	-	-	20,320	-	-	-	20,230

Net loss for year ended Sept. 30, 2013	-	-	-	-	-	(19,098)	(19,098)
Balance, Sept. 30, 2013	2,840,864	284	3,917,995	-	(3,910,365)	(7,904)	10

Capital contributions by an officer and shareholders (Note 2) (unaudited)	-	-	13,513	-	-	-	13,513

Net loss for nine months ended June 30, 2014 (unaudited)	-	-	-	-	-	(14,405)	(14,405)
Balance, June 30, 2014 (unaudited)	2,840,864	$284	$3,931,508	$-	$(3,910,365)	$(22,309)	$(882)

See accompanying notes to unaudited financial statements.

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,		March 12, 2001 (Inception) Through June 30,
	2014	2013	2014

Cash flows (used in) operating activities:
Net income (loss)	$(14,405)	$(14,032)	$(22,309)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization and depreciation	-	-	475
Stock-based compensation	-	-	2,750
Loss on fixed asset disposal	-	-	1,408
Gain on debt relief	-	-	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	-	-	-
Accounts payable	950	(1,530)	20,798
Accrued expenses	-	-	233,519
Related party payables	-	-	87,431
Net cash provided by (used in) operating activities	(13,455)	(15,562)	(64,023)

Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Capital contributed by related parties	13,513	16,154	80,713
Notes payable – borrowings	-	-	10,000
Notes payable – payments	-	-	(25,650)
Net cash provided by (used in) financing activities	13,513	16,154	65,063

Net change in cash	58	592	1,040

Cash, beginning of period	982	318	-

Cash, end of period	$1,040	$910	$1,040

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements.

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

(1)            Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Franchise Holdings International, Inc. (referenced as "we", "us", "our" in the accompanying notes) was incorporated in the State of Nevada on April 2, 2003. FSGI Corporation was incorporated in the State of Florida on May 15, 1997, and in a reorganization on December 21, 1998 with another corporation named The Martial Arts Network On-Line, Inc. (originally incorporated in Florida on May 23, 1996) changed its name to TMAN Global.Com, Inc. Franchise Holdings International, Inc. and TMAN Global.Com, Inc. consummated a merger on April 30, 2003 whereby Franchise Holdings International, Inc. exchanged 1 common share for all the 90,861 outstanding common shares of TMAN Global.Com, Inc. The purpose of the transaction was a change of domicile. Pursuant to the merger terms, Franchise Holdings International, Inc. was the surviving corporation and TMAN Global.Com, Inc. ceased to exist. The accompanying financial statements include the activities of Franchise Holdings International, Inc. and its predecessor corporations.  Currently we are engaged in evaluating franchise opportunities, and are considered to be in the development stage.

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

Development Stage Company

We are in the development stage in accordance with the Accounting and Reporting by Development Stage Enterprises Topic of the Financial Accounting Standards Board's Accounting Standards Codification (FASB ASC) 915.

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

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no financial instruments that qualified as cash equivalents at June 30, 2014 (unaudited) and September 30, 2013.

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

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes the impact of common stock equivalents. Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At June 30, 2014 (unaudited) and 2013 (unaudited), there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as "major" tax jurisdictions, as defined.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

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

(2)            Related Party Transactions

During the nine months ended June 30, 2014, our president and two shareholders contributed $13,513 (unaudited) to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

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

Franchise Holdings International, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

(3)            Notes Payable

At September 30, 2008, we had $271,759 in notes payable outstanding to non-related parties, currently due, bearing interest at rates from 10 to 12 percent per annum, and convertible into common stock at $1 to $3 per share. Accrued interest payable under the notes at September 30, 2008 was $238,580. During 2009, the noteholders agreed to cancel the conversion feature and settle their notes upon payment of cumulative settlement amounts totaling $25,650 in cash and 20,000 common shares. The note settlements were finalized in the first quarter of fiscal year September 30, 2009. An officer provided (out of his personal shares in Franchise Holdings International, Inc.) the 20,000 shares for the note settlement. Pursuant to the note settlement, the noteholders, who were owed a total of $510,339, were given 20,000 of the Company's common shares (by an officer out of his personal holdings) in settlement of $170,729 and  $25,650 in cash as full settlement, resulting in a gain on debt relief for the Company totaling $313,960.

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

(5)            Subsequent Events

We have evaluated the effects of all subsequent events from July 1, 2014 through August 7, 2014, the date the accompanying financial statements were available for use. There have been no subsequent events after June 30, 2014 for which disclosure is required.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations for the Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013

Comparing our operations, we had revenues of $0 for the three months ended June 30, 2014 and $0 for the three months ended June 30, 2013.

Operating expenses, which include general and administrative expenses for the three months ended June 30, 2014 were $3,734 as compared to $4,775 for the three months ended June 30, 2013.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $3,734 for the three months ended June 30, 2014 as compared to a net loss of $4,775 for the three months ended June 30, 2013.

Results of Operations for the Nine Months Ended June 30, 2014 as Compared to the Nine Months Ended June 30, 2013

Comparing our operations, we had revenues of $0 for the nine months ended June 30, 2014 and $0 for the nine months ended June 30, 2013.

Operating expenses, which include general and administrative expenses for the nine months ended June 30, 2014 were $14,405 as compared to $14,032 for the nine months ended June 30, 2013.

The major components of operating expenses include professional fees, fees related to corporate compliance, stock transfer agent fees and bank charges.

We believe that operating expenses in current operations should remain fairly constant.

We had a net loss of $14,405 for the nine months ended June 30, 2014 as compared to a net loss of $14,032 for the nine months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had cash or cash equivalents of $1,040 and a negative working capital of ($882).  As of September 30, 2013, we had cash or cash equivalents of $982 and working capital of $10.

Net cash used in operating activities was $13,455 for the nine month period ended June 30, 2014, compared to cash used in operating activities of $15,562 for the nine month period ended June 30, 2013. We anticipate that overhead costs in current operations will remain fairly constant.

Cash flows provided by financing activities was $13,513 for the nine month period ended June 30, 2014, compared to cash provided by financing activities of $16,154 for the nine month period ended June 30, 2013.  During the nine month period ended June 30, 2014, an officer and two shareholders contributed $13,513 to the Company for working capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Date: August 7, 2014	By:
A.J. Boisdrenghien, President and Chief Executive and Financial Officer