Form 10-K
period 2014-09-30
Franchise Holdings International, Inc.
filed 2014-12-19
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27631

Franchise Holdings International, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	65-0782227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1895 Clements Rd. - Suite 155

Pickering, Ontario, Canada M1P 4Y9

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number, including area code: (888) 554-8789

Copies to:

Matthew McMurdo, Esq.

28 West 44th Street, 16th Floor

New York, New York 10036

Phone: 917-318-2865

Fax: 866-606-8914

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: approximately $1,377,160.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value – 40,540,864 shares, as of December 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

SC 14F1 filed Nov. 7, 2014

Form 8-K filed Nov. 12, 2014

SC 13D filed Nov. 18, 2014

Form 8-K filed Dec. 17, 2014

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

On December 16, 2014, Franchise Holdings International, Inc. (FNHI) entered into a three party Definitive Share Exchange Agreement (the “Agreement”) to acquire all issued and outstanding shares of TruXmart Ltd. (The Company” or TruXmart”), an Ontario (Canada) corporation located at 1895 Clements Road, Suite 155, Pickering, Ontario CANADA L1W 3R8, for 37,700,000 shares of FNHI (the “FNHI Shares”), representing 92.9925914% of the outstanding shares of FNHI (the “Share Exchange”), calculated post-issuance. The Agreement was with Steven Rossi (“Rossi”), the sole shareholder of TruXmart and with TruXmart. Prior to the Share Exchange, Rossi held all outstanding shares of TruXmart, consisting of 4,791 Class A common shares and TruXmart owned 2,300,000 common shares of FNHI, representing an 80.961285% ownership stake in FNHI. Pursuant to the Share Exchange, Rossi acquired from TruXmart, its 2,300,000 FNHI common shares and an additional 37,700,000 shares of FNHI from FNHI, in exchange for all 4,791 outstanding common shares of TruXmart. As a result of this Agreement, FNHI is filing this Form 8-K. Once the transaction is closed, TruXmart will become the wholly-owned subsidiary of FNHI, with FNHI holding all 4,791 outstanding shares of TruXmart common stock. As a result of this acquisition, FNHI has adopted the fiscal year end of TruXmart, which is December 31. The first consolidated post-acquisition report will be the Form 10-K for the fiscal year ended December 31, 2014.

Operations

General

TruXmart was founded in 2011 to take advantage of the limited innovation provided by existing tonneau cover manufacturers. Tonneau covers have remained much the same in price and design since 2005 with one main company controlling a majority of the tonneau cover market. This dynamic market segment is in need of a new innovative manufacturer of high quality, functional, and aggressively priced tonneau covers. TruXmart has developed multiple products for all of the most prominent pick up trucks available in North America. Details of each product can be found at www.truxmartcovers.com. TruXmart sells its products through wholesalers in Canada and the U.S. and through third-party online retailers.

At the present time, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our now former products and services. Therefore, there can be no assurance that any of its objectives will be achieved.

Nature of Products and Services

In 2013 sales of new pick up trucks were over 1,800,000 in the U.S. and over 350,000 in Canada. Throughout their useful lives, it is estimated over 75% will use some aftermarket bed cover. The tonneau cover segment of the automotive aftermarket generated revenues of $255 million in 2005. It is estimated the tonneau cover segment to be closer to $500 million in 2014.

Background

For many years, consumers have had very limited options available to them from tonneau cover manufacturers. The leading manufacturers in the North American market have had very few new model developments. The tonneau cover market can be divided into four main styles of covers:

1. Soft Folding & Roll-up covers (Vinyl covers)

2. Hard Folding & Standing Covers (Aluminum and FRP)

3. Solid one piece caps and lids (Plastic & Fiberglass)

4. Retractable Covers (Plastic & Aluminum)

We believe the consumer favors models that are the least cumbersome, most functional, and lowest initial cost. Solid one piece covers and retractable covers are the least desirable because of their limited functionality and overall cost. Therefore, the most popular covers in today’s market are soft and hard folding/rolling tonneau covers.

Market Analysis and Distribution

Our market consists of three major types of customers which include; master warehouse distributor, dealer- wholesaler, and end retail consumer. Master warehouse distributors will stock and distribute product to their customers, which are usually local dealers and wholesalers. Dealers and wholesalers are local stores which sell product to some businesses and retail consumers in their area and online retailers. Dealers will purchase most of their product from their local distributor who will deliver to them regularly. Retail end consumers are simply the end user of your product. TruXmart currently sells its product line through distributors and dealer networks.

TruXmart’s target market includes master warehouse distributors and dealers.

In the Canadian market, TruXmart does the majority of its business with warehouse distributors, and select dealer customers. In the US market, TruXmart’s customer base is mostly dealers and wholesalers. TruXmart’s Canadian operation sells to only select dealers in Ontario as well as the largest warehouse distributor in eastern Canada. Enterprise Robert Thibert in Châteauguay, Quebec Canada has over 600,000 square feet of warehouse space in three provinces in Canada. Robert Thibert is responsible for stocking and selling our product to their customer base in Canada. TruXmart dealer sales in Ontario are to only select dealers who assist with product feedback.

TruXmart is a supplying member of one of the largest aftermarket buying groups in the U.S.. American Aftermarket Group (AAG), owned by Line-X coatings, consists of over 700 car and truck accessory stores. Being a supplying member of AAG gives TruXmart access to most of the large truck accessory dealers, wholesalers, and online stores in the USA. Our products are sold to AAG members by the sales staff at AAG and all customer service and maintenance is done through phone calls, emails, and infrequent visits.

Competition

Companies that compete in this market are THI Group, Tonno Pro and Rugged Liner however not all companies charge competitive prices:

The Extang (THI) Trifecta retails in the USA for $425. The Tonno Pro Tri Fold retails for $269. The Rugged Liner Tri Fold retails for $329. Whereas the TruXmart Tri Fold retails for CAD$259; US$239.

The Extang Solid Fold retails in the USA for $799. The Rugged Liner Hard Fold retails for $689. The TruXmart Forte retails at CAD$699; US$689.

Low profile Roll-Up covers are manufactured by many different companies. The two most popular Roll-Up covers are the Truxedo (THI) Low-ProQT, which retails for $499 and the Tonno Pro Low-Roll which retails for $269. The TruXmart Roll-Up retails for $CAD299; US$269.

THI Group is the holding company for Extang Corporation, TruXedo, Inc., BedRug, Inc, UnderCover Inc., Advantage Truck Accessories Inc, Retrax Inc, and BAK Industries. They account for the majority of the competing brands in North America.

The area of biggest growth in the tonneau cover market is in the area of aggressively priced hard folding tonneau covers. Currently, the market distribution is shared by three primary participants, with LKQ/Keystone considered the market leader.

Sales, Marketing and Distribution Strategy

TruXmart’s sales strategy is constantly changing and dynamic. Sales are made through warehouse distributors, as they typically handle product sales and promotion through their in-house sales department. To fully saturate the market a business must entice the retail consumer to purchase its product by way of a strong internet presence which will consist of YouTube videos and commercials, an interactive website, search engine optimization, social media, etc. The next step is to have strong working relationships and reputations among dealers and wholesalers who purchase TruXmart’s product, either directly or through distributors.

The Company’s current product lines are as follows:

1. TruXmart Tri Fold (introduced in 2011)

The TruXmart Tri Fold is our staple soft folding tonneau cover. The Tri Fold is made with features such as stainless steel hardware, double coated vinyl tarp, and all aluminum and plastic coated front clamps. The Tri Fold is made available to our customer base at an average cost savings of 5% over competing products.

2. TruXmart Smart Fold (introduced in 2012)

The TruXmart Smart Fold is our second product to market and offers our patented rear Smart Latch system. The Smart Fold is the first innovation in the rear latching system offered on soft folding tonneau covers. The Smart Fold cover comes with all of the same features as the Tri Fold but with a new rear latch system that allows the cover to be opened by simply pulling a release cable which is a new innovation in the soft tri fold segment of our market.

The Company introduced three new products at the Specialty Equipment Manufacturers Association (SEMA) show in Las Vegas in November 2014. These products were the following:

3. TruXmart Forte

The TruXmart Forte is the world’s first completely solid folding tonneau cover to be constructed using powder coated galvanized steel. The TruXmart Forte is also the first tonneau cover to come with a removable tool bag that acts as a cargo divider when installed. This tool bag can be removed from the tonneau cover, zippered together, and carried using a shoulder or hand strap.

4. TruXmart Quad-Fold

The TruXmart Quad-Fold will be the first vinyl wrapped tonneau cover to fold in four sections. This cover will also allow its users full bed access by being foldable upwards towards the rear window of the truck. We chose to make the world’s first quad folding cover so this cover is more compact when standing parallel to the back window of a truck, thus eliminating wind resistance and rear window obstruction.

5. TruXmart Roll-Up

The TruXmart Roll-Up cover takes from a long history of roll up covers in our market place. Although roll-up style covers have been in the market since the early 90’s, the TruXmart Roll-Up will offer a sleek, low-profile design, superior side seals, and rear smart latches that will allow its user to open this cover by simply pulling on the rear release loop.

In addition, we are currently re-engineering the TruXmart Smart Fold latch system based on consumer feedback. As a consequence, the next generation Smart Fold covers will be far easier to install and will be available for both domestic and imported light trucks.

Production and Delivery

TruXmart products are manufactured to our specifications and design in China. All of our soft (vinyl) covers are made in a factory in Ningbo, China. All future TruXmart hard products are expected to be manufactured in Jiangsu, China. Our soft cover factory is capable of producing 3,000 pieces per month and our hard cover factory is capable of producing 1,500 pieces per month. Production at both factories can be increased within thirty days to facilitate volumes up to ten times the Chinese contract manufacturers’ current output without any stress on their capacity.

Employees

Currently, we employ 2 full-time and 1 part-time persons. We may hire additional employees in the future to facilitate anticipated growth projections. We reimburse our employee for all necessary and customary business related expenses.

We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

Proprietary Information

Patent

As of this date, the Company through Mr. Rossi has obtained one U.S. Patent. In addition, the Company retained patent counsel in October 2014 to file two provisional U.S. patent applications, also in this arena. TruXmart has paid $7,718 since approximately October 26, 2012, toward the costs of obtaining US Patent 8,814,249 - System for securing a truck bed cover, (filed October 26, 2012, granted May 1, 2014). This patent is owned by Steven Rossi, previously the sole stockholder of TruXmart. Under an exclusive license agreement between the Company and Mr. Rossi, dated November 26, 2014, TruXmart has the right to commercialize this patent. Under this agreement, TruXmart is not obligated to pay any royalties to Mr. Rossi. It is, however, obligated to pay any expenses incurred to keep the patent in full force and effect.

Government Regulation

We believe that governmental regulation will not be significant to us now or in the future.

Research and Development

We will spend for research and development activities on an ongoing basis.

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

Our investor relations department can be contacted at our principal executive office at 1895 Clements Rd. - Suite 155, Pickering, Ontario, Canada L1W 3R8 Our phone number is (888) 554-8789. Our website is www.truxmartcovers.com.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those discussed in this Annual Report. These risks and uncertainties include, but are not limited to, the following.

Limited Operating History; Financial Position Not Robust; Losses/Lack of Profitable Operations to Date

TruXmart has incurred net losses since inception and may continue to incur net losses while it builds its business and as such it may not achieve or maintain profitability. The Company’s limited operating history makes it difficult to evaluate its business and prospects, and there is no assurance that the business of the Company will grow or that it will become profitable.

TruXmart has been in existence for approximately three years, which is relatively short compared to our competitors. While the Company has experienced recent substantial growth in our revenues in 2013 over 2012, there is no assurance that our revenues will continue to experience such a trend line, nor even that our revenues will continue to grow. Because of our limited operating history it is difficult to extrapolate any meaningful projections about the Company’s future. We do not have significant assets with which to press our plans forward.

Our competitors are significantly better funded than we are. This could prove detrimental in that we may not have the funds with which to procure a sufficient supply of product to meet demand at some point. Our competitors could engage in predatory pricing or other tactics in an attempt to eliminate our market share. The Company has incurred net losses since inception, and may continue to incur net losses while it builds its business, and as such it may not achieve or maintain profitability.

Future Growth

The Company’s ability to achieve its expansion objectives and to manage its growth effectively depends upon a variety of factors, including the Company’s ability to internally develop products, to attract and retain skilled employees, to successfully position and market its products, to protect its existing intellectual property, to capitalize on the potential opportunities it is pursuing with third parties, and sufficient funding. To accommodate growth and compete effectively, the Company will need working capital to maintain adequate inventory levels, develop additional procedures and controls and increase, train, motivate and manage its work force. There is no assurance that the Company’s personnel, systems, procedures and controls will be adequate to support its potential future operations. There is no assurance that the Company will generate revenues from its prospective sales partners and be able to capitalize on additional third party manufacturers.

Reliance on Third Parties

Suppliers: Currently, the Company relies on two third party manufacturers to produce its products in China. These products are only available from a limited group of manufacturers, because of our product development alliances with these manufacturers. Under this alliance arrangement, each of the Company’s products are designed and engineered in co-operation with one of our two contract manufactures in China and, accordingly, each tonneau (a hard or soft cover for the bed of a pick-up truck designed to increase mileage and to protect items from inclement weather and potential theft) cover product can only be manufactured by the specific manufacturer with which they have been developed. Moreover, the tools, molds, specific grade of materials and assembly techniques are exclusive to the manufacture with which the product was developed. Manufacturing could be switched, but it would take time and there are no guarantees the product would be identical or that the Company would have sufficient inventory in the given product(s).

The Company’s reliance on outside manufacturers generally involves several risks, including: an inability to obtain an adequate supply of required products; the discontinuance of a product by a third-party contract manufacturer; an acquisition of the manufacturer by one of the Company’s competitors; delays or long lead times in receiving products from manufacturers; constraints on the ability of the supplier to operate as efficiently and quickly as required and less control over quality and pricing of components. There is no assurance that the Company’s manufacturers will continue to produce the products it requires in order to conduct business, which in turn would materially adversely affect its ability to generate revenue and profits.

Distribution: The Company relies on third party distribution entities (wholesale and retail) to sell its products. The Company relies on third party wholesalers to distribute its products to retail locations, over which the Company has little to no control in the wholesale or retail pricing and product placement and other marketing issues. Its products could be priced higher to the end user than its competition, which would have a detrimental effect on the Company’s sales. The Company relies on a third party online retailer to sell its products directly to the retail market. The Company has little to no control over pricing and other retail issues such as product placement, which could have a direct effect on the Company’s revenues.

In its desire to maintain a competitive position in the market, we have implemented and enforce a strict “MAP” (Manufacturers Authorized Price). MAP typically refers to the definite retail pricing of each of our products and differs between the Canadian and U.S. markets. Our products’ MAP pricing is set to be competitive in relation to competing products while allowing our distributor, dealer and retailer customer base to generate respectable margins of profit.

Moreover, if our MAP pricing is violated by a product being advertised or sold above or below the then current MAP price, we take necessary steps with our customer(s) to remediate pricing to continue and maintain our competitive position in the marketplace. There are no guarantees that MAP pricing and other various forms of pricing and product control measures can be effectively monitored and enforced, especially as the Company’s market saturation grows.

Risks Associated with Outsourced Production

As outlined above, the Company outsources the manufacture of products to two contract manufacturers in China. In doing so, the Company selects its manufacturers, screened in advance based on their capabilities, supply capacity, reputation and other relevant traits. Nonetheless, the possibility of delivery delays, product defects and other production-side risks stemming from outsourcers cannot be eliminated. In particular, inadequate production capacity among outsourced manufacturers could result in the Company being unable to supply enough product amid periods of high product demand, the opportunity costs of which could be substantial.

Risks Associated with Outsourced Production in China

Changes in Chinese laws and regulations, or their interpretation, or the imposition of confiscatory taxation or restrictions are matters over which the Company has no control. While the current leadership, (and the Chinese government), have been pursuing economic reform policies that encourage private economic activity and greater economic decentralization, there is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

For example, the Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited and, in turn, our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our business ventures with Chinese manufacturers were unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions regardless of any purchasing contracts or agreements we may have entered into. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.

Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations, in such guises as currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises.

In that context, we may have to evaluate the feasibility of acquiring alternative or fallback manufacturing capabilities to support the production of our existing and future tonneau cover products. Such development could adversely affect our cost structure inasmuch as we would be required to support sales at an acceptable cost—and might have relatively limited time to so adapt. We have not manufactured these products in the past—and are not expecting to do so in the foreseeable future. That is because developing these technological capabilities and building or purchasing a facility will increase our expenses with no guarantee that we will be able to recover our investment in our manufacturing capabilities.

Cross Border Sales Transactions

Cross border sales transactions carry a risk of changes in import tax and/or duties related to the import and export of our product, which can result in pricing changes, which will affect revenues and earnings. Cross border sales transactions carry other risks including, but not limited to, changing regulations, wait times, customs inspection and lost or damaged product

Additional Financing Requirements

From time to time, in order to expand operations to meet customer demand, the Company will need to incur additional capital expenditures. These capital expenditures are intended to be funded from third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund capital expenditures, the Company may require additional financing to fund working capital, research and development, sales and marketing, general and administrative expenditures and operating losses. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company’s operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

Reliance on Key Personnel

The Company’s success also will depend in large part on the continued service of its key operational and management personnel, including executive staff, research and development, engineering, marketing and sales staff Most specifically, this includes its President/CEO Steven Rossi and its Chief Operating Officer Steven Raivio who oversee new product development (in lieu of a research and development department) as well as implementation of new products developed, key customer acquisition and retention, overall management and future growth. The Company faces intense competition for these professionals from its competitors, customers and other companies throughout the industry. Any failure on the Company’s part to hire, train and retain a sufficient number of qualified professionals could impair the business of the Company.

Intellectual Property

The Company’s success depends to a significant degree upon its ability to develop, maintain and protect proprietary products and technologies. The Company has one patent through a licensing agreement with its President and CEO at no cost to the Company. The Company intends to file additional patent applications in the U.S. and Canada as part of its strategy to protect its proprietary products and technologies. However, patents provide only limited protection of the Company’s intellectual property. The assertion of patent protection involves complex legal and factual determinations and is therefore uncertain and potentially expensive. The Company cannot provide assurance that patents will be granted with respect to its pending patent application, that the scope of any patents it might obtain will be sufficiently broad to offer meaningful protection, or that it will develop additional proprietary products that are patentable. In fact, any patents which might issue from the Company’s two pending provisional patent applications with the USPTO could be successfully challenged, invalidated or circumvented. This could result in the Company’s pending patent rights failing to create an effective competitive barrier. Losing a significant patent or failing to get a patent issued from a pending patent application the Company considers significant, could have a material adverse effect on the Company’s business.

Confidentiality Agreements with Employees and Others may not Adequately Prevent Disclosure of Trade Secrets and Other Proprietary Information.

In order to protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our employees, consultants, outsource manufacturers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Foreign Currency Risk

The Company is subject to foreign exchange risk as it has two manufacturing facilities in China, markets extensively in both Canadian and U.S. markets, most of the Company’s employees reside in Canada and, to date, the Company has raised funds in Canadian Dollars. Meanwhile, the Company reports results of operations in U.S. Dollars (USD or US$). Since our Canadian customers pay in Canadian Dollar, the Company is subject to gains and losses due to fluctuations in the USD relative to the Canadian Dollar. While having our products manufactured in China, our manufacturers are paid in USD to better avoid the relatively greater fluctuation of the Chinese Yuan (RMB). Any large fluctuations in the exchange between the RMB and USD may cause product costs to increase, therefore affecting revenues and profits, potentially adversely.

Business Combinations

The Company may, in the future, pursue acquisitions of other complementary businesses and technology licensing arrangements. For example, we intend to seek out a joint venture with one or both of our Chinese manufacturers. In addition, we have been approached by competitors to license one or more of our tonneau cover products. The Company may also pursue strategic alliances and joint ventures that leverage its core products and industry experience to expand its product offerings and geographic presence. The Company has limited experience with respect to acquiring other companies and limited experience with respect to forming collaborations, strategic alliances and joint ventures.

If the Company were to make any acquisitions, it may not be able to integrate these acquisitions successfully into its existing business and could assume unknown or contingent liabilities. Any future acquisitions the Company makes , could also result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm the Company’s operating results. Integrating an acquired company also may require management resources that otherwise would be available for ongoing development of the Company’s existing business.

Competition and Market Share

We participate in the automotive aftermarket equipment industry which is highly competitive for a relatively limited customer base. New pickup truck sales (our principal market) are estimated to be 2,270,000 units for the year 2014, based on sales through November 30, 2014, (source: Wall Street Journal online) which should translate (using an approximate 75% of new truck sales) into approximately 1,700,000 new tonneau covers during the year. (source: Frost & Sullivan) With 3,457 of our tonneau covers sold during the same period, we believe the Company represents 2-tenths of one percent of this market. We consider 5-tenths of one percent of the market to be a break-even market share for us but there is no assurance that we will reach this market share objective.

In addition, some of our competitors sell their products at prices lower than ours and we compete primarily on the basis of product quality, features, value, service, and customer relationships. Our competitive success also depends on our ability to maintain a strong brand and the belief that customers will need our products and services to meet their growth requirements. The competition that we face in our market — which varies depending on the particular business segment, product lines and customers — may prevent us from achieving sales, product pricing and income goals, which could affect our financial condition and results of operations. In addition, our current competitors are significantly better funded and have a longer operating history than us and, for example, we currently do not have sufficient funding to allow for separately marketing the TruXmart “brand.”

Product Liability Insurance

The existence of any defects, errors or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. We plan to acquire product liability insurance in both the U.S. and Canada over the next 3 to 6 months to cover such claims. Assuming that we will be able to acquire such coverage at reasonable cost, we have no assurance this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available at economical prices, if at all. To that extent, product liability insurance is conditional and up for further investigation. A successful product liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, a claim could nevertheless diminish our brand and divert management's attention and resources, which could have a negative impact on our business, financial condition and results of operations. (See also the “Product Quality” discussion below and the associated recall insurance.)

Product Quality

Although the Company makes an effort to ensure the quality of our light truck tonneau cover products, they could from time to time contain defects, anomalies or malfunctions that are undetectable at the time of shipment. These defects, anomalies or malfunctions could be discovered after the Company’s products are shipped to customers, resulting in the return or exchange of the Company’s products, claims for compensatory damages or discontinuation of the use of the Company's products, which could negatively impact the profits and operating results of the Company. The Company does not presently have product recall, (or similar function), insurance, namely, (in contrast to product liability), insurance that protects a company against broad-scale product manufacturing defects, engineering defects and the costs related to a broad product recall such as shipping, replacement or repairs. Even if in place, there is no guarantee that the full costs of any reimbursements or claims, law suits or litigation would be covered by such insurance. (See also the “Product Liability Insurance” discussion above.)

Patent Enforcement & Infringement

The automotive aftermarket has been characterized by significant litigation and other proceedings regarding patents, patent applications and other intellectual property rights. The situations in which we may become parties to such litigation or proceedings may include:

1. litigation or other proceedings we may initiate against third parties to enforce our patent rights or other intellectual property rights;

2. litigation or other proceedings we or our licensee(s) may initiate against third parties seeking to invalidate the patents held by such third parties or to obtain a judgment that our products do not infringe such third parties’ patents; and

3. litigation or other proceedings, third parties may initiate against us to seek to invalidate our patents.

If third parties initiate litigation claiming that our products infringe their patent or other intellectual property rights, we will need to defend against such proceedings.

The costs of resolving any patent litigation or other intellectual property proceeding, even if resolved in our favor, could be substantial. Many of our potential competitors will be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. In some instances competitors may proceed with litigation or other proceedings pertaining to infringement of their intellectual property as a means to hinder or devaluate the target defendant company, with no intention of the matter being resolved in their favor. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other intellectual property proceedings may also consume significant management time and costs. Substantial additional costs may be evident in the event that litigation or other proceedings were initiated against the Company because TruXmart would have to seek legal defense or counsel in the province (Canada) or state (U.S.) where the litigation or legal proceedings were filed.

Global Economic Conditions May Adversely Affect Our Industry, Business and Results of Operations

Our overall performance depends, in part, on worldwide economic conditions which historically is cyclical in character. The U.S. has largely worked its way out of an economic recession while other key international economies continue to be impacted by a recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions, major multinational companies and medium and small businesses, poor liquidity, declining asset values, reduced corporate profitability, extreme volatility in credit, equity and foreign exchange markets and bankruptcies. By way of example, the automotive aftermarket, specifically fuel saving add-ons such as light-truck tonneau covers, is typically not as affected by economic slow-down or recession as other industries or market segments. Currently, these conditions, (since the Company’s sales are exclusively made in North America while production occurs in China), can be expected to change. In markets where our sales occur and go into recession, these conditions affect the rate of spending and could adversely affect our customers’ ability or willingness to purchase our products, and delay prospective customers’ purchasing decisions, all of which could adversely affect our operating results. In addition, in a weakened economy, companies that have competing products may reduce prices which could also reduce our average selling prices and harm our operating results.

The Company faces Intense Competition from New Products

The Company’s tonneau cover products face intense competition from its competitors. This competition may increase as new products enter the market, especially those made overseas and marketed and sold directly into the North American market by overseas manufactures. In such an event, the competitors’ products may be of similar or better quality compared to the Company’s products. Alternatively, in the case of generic competition, they may be of equal or better quality and are sold at substantially lower prices than the Company’s products. At times, competitors may also release a generic or re-branded version of a current and successful product at a substantially reduced price in efforts to increase revenues or market share. As a result, if the Company fails to maintain its competitive position, this could have a material adverse effect on its business, cash flow, results of operations, financial position and prospects.

Risks Related to Our Capital Stock

The public market for our common stock may be volatile and you could lose all or part of your investment. In the recent past, stocks, specifically those traded on the over-the counter (“OTC”) markets, generally have experienced high levels of volatility. Our common stock is traded on the OTC market under the symbol “FNHI” and is not eligible for trading on any national or regional securities exchange or the NASDAQ National Market. While that status is the Company’s longer term objective, a more active trading market for our common stock may never develop, or if such a market develops, it may not be sustained.

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation.We may be the target of this type of litigation in the future.Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock” and is subject to the “penny stock” rules of the SEC.The trading market in our securities is currently limited and relatively illiquid which status makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.

We Have Not Voluntarily Implemented Various Corporate Governance Measures

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight and the adoption of a Code of Ethics. Our Board of Directors expects to adopt a Code of Ethics at its next Board meeting. The Company has not adopted exchange-mandated corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We May Be Exposed to Potential Risks Relating to Our Internal Control Over Financial Reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC has adopted rules requiring public companies to include a report of management on the Company's internal control over financial reporting in its annual reports. While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequately. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

The Company Does Not Expect to Pay Dividends in the Foreseeable Future.

The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company instead intends to retain earnings, if any, to develop and expand its business.

Provisions of our Articles of Incorporation and Bylaws May Delay or Prevent Take-over Which May Not Be in the Best Interests of Our Shareholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

Any Investment in Our Securities Involves a High Degree of Risk

Investors should consider carefully the risks and uncertainties described above, and all other information in this Form 8-K and in any reports hereafter filed with the SEC before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Form 8-K could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently occupy office space at 1895 Clements Road, Pickering Ontario CANADA L1W 3R8 at an annual rent of approximately $6,000. We have virtually no equipment.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted on the Pink Sheets under the trading symbol FNHI. The shares became trading in 1999 but there is no extensive history of trading. The bid and asked prices have ranged between $1.01 and $3.00 during the last two fiscal years, but the trading has been minimal. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of December 17, 2014, there were 93 record holders of our common stock and there are 40,540,864 shares of our common stock outstanding.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended September 30, 2014.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the three months ended September 30, 2014.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” we are not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of FNHI for the years ended September 30, 2014 and 2013, and the notes thereto. Additional information relating to FNHI is available at www.truxmartcovers.com.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to FNHI or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in FNHI’s MD&A under Risk Factors. Readers should not place undue reliance on any such forward-looking statements. FNHI disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

We had no revenue for the fiscal years ended September 30, 2014 or 2013.

Operating expenses during the year ended September 30, 2014 totaled $17,431, consisting of professional fees and other miscellaneous costs. Operating expenses during the year ended September 30, 2013 totaled $19,908, consisting of professional fees and other miscellaneous costs.

We had a net loss of $17,431 for the fiscal year ended September 30, 2014, compared to a net loss of $19,908 for the fiscal year ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014, we had $327 of cash in the bank.

Net cash used in operating activities was $(15,968) for the fiscal year ended September 30, 2014, compared to cash used by operating activities of $(19,656) for the fiscal year ended September 30, 2013.

Cash flows used or provided by investing activities was $-0- for the fiscal year ended September 30, 2014, compared to $-0- for the fiscal year ended September 30, 2013.

Cash flows provided by financing activities was $15,313 for the fiscal year ended September 30, 2014, compared to $20,320 for the fiscal year ended September 30, 2013. The amounts for each year represented contributions from our President and two shareholders.

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended September 30, 2014 and 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the years ended September 30, 2014 and 2013 totaling ($17,431) and ($19,098) respectively, as well as an accumulated deficit since inception amounting to ($25,335).

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

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this annual report. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the attached financial statements that begin on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Current and Prior Auditor:

On December 9, 2014, as a result of the acquisition of FNHI by TruXmart, the Company dismissed B.F. Borgers, CPA, PC, as the independent auditor of FNHI effective immediately after the filing of the September 30, 2014 final stand alone Form 10-K which is expected to be filed on or before the due date of this filing of December 29, 2014.

Newly Appointed Auditor:

On December 9, 2014, the Company's board of directors approved the engagement of the firm of HJ & Associates, L.L.C. as the Company's independent auditors effective December 16, 2014 Form 10-K. Such appointment was accepted by such firm.

(See Form 8-K filed on December 17, 2014.)

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of September 30, 2014, we did maintain effective control over the financial reporting process.

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

ITEM 9B. OTHER INFORMATION

On December 16, 2014, Franchise Holdings International, Inc. (FNHI) entered into a three party Definitive Share Exchange Agreement (the “Agreement”) to acquire all issued and outstanding shares of TruXmart Ltd. (The Company” or TruXmart”), an Ontario (Canada) corporation located at 1895 Clements Road, Suite 155, Pickering, Ontario CANADA L1W 3R8, for 37,700,000 shares of FNHI (the “FNHI Shares”), representing 92.9925914% of the outstanding shares of FNHI (the “Share Exchange”), calculated post-issuance. The Agreement was with Steven Rossi (“Rossi”), the sole shareholder of TruXmart and with TruXmart. Prior to the Share Exchange, Rossi held all outstanding shares of TruXmart, consisting of 4,791 Class A common shares and TruXmart owned 2,300,000 common shares of FNHI, representing an 80.961285% ownership stake in FNHI. Pursuant to the Share Exchange, Rossi acquired from TruXmart, its 2,300,000 FNHI common shares and an additional 37,700,000 shares of FNHI from FNHI, in exchange for all 4,791 outstanding common shares of TruXmart. As a result of this Agreement, FNHI is filing this Form 8-K. Once the transaction is closed, TruXmart will become the wholly-owned subsidiary of FNHI, with FNHI holding all 4,791 outstanding shares of TruXmart common stock. As a result of this acquisition, FNHI has adopted the fiscal year end of TruXmart, which is December 31. The first consolidated post-acquisition report will be the Form 10-K for the fiscal year ended December 31, 2014.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, ages and position held with us is as follows:

Name	Age	Position Held
A. J. Boisdrenghien *	65	President, Secretary and Director
Steven Rossi **	29	President, Secretary and Director
Steven Raivio ***	45	Chief Operating Officer and Director
Lorenzo Rossi ****	58	Director

______________

* resigned as an officer effective November 7, 2014 and as a director effective November 17, 2014

** appointed as an officer and co-director effective November 7, 2014

*** appointed as an officer and director effective December 9, 2014

**** appointed as a director effective December 9, 2014

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. Mr. Steven Rossi and Mr. Steven Raivio cannot be considered to be independent directors.

Mr. Steven Rossi attended from the University of Toronto from 2005 to 2007, majoring in Life Science. He founded two companies in 2005 and 2006: 2230164 Ontario, Inc. and Scrap my Junk Car. Both businesses are still in operation and Mr. Rossi is not active in the business operations of them at this time. Mr. Rossi established, developed and ran both of these automotive related companies at the same time for five years. Since founding TruXmart, Mr. Rossi has been granted one U.S. Patent on tonneau cover design and has filed two more U.S. Patent applications. He licensed the first patent to TruXmart on an exclusive basis.

Mr. Raivio attended Mount Royal College from 1988 to 1989 and Southern Alberta Institute of Technology from 1990 to 1992. He was a General Manager at Video Kingdom from 1990 to 1995 and was involved in the Company’s growth from 2 to 27 stores. He was a manager at Mission plastics from 1995 to 1997. He began his experience in the motor vehicle market in 1997 as a General Manager for Focus Auto Design until 2002 He worked on the development of systems and procedures leading to the Company receiving ISO 9001 registration. Then as a Business Development Manager for Willpak Industries from 2002 to 2003, where he exhibited at SEMA and developed Kia Canada and an OEM customer; and as a General Manager at TGF Bumper & Fender from 2004 through 2010 where he developed the setup and logistics for product importation from Taiwan.

Mr. Lorenzo Rossi received a Master of Education in 1995 from the University of Toronto and a Bachelor of Arts from Laurentian University in 1977. Since 2005 he has been the Computer Science & Communications Technology Department Head at the Cardinal Carter Academy for the Arts of the Toronto Catholic District Schools. Mr. Lorenzo Rossi is the father of Mr. Steven Rossi

Committees of the Board of Directors

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of September 30, 2014, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 2,840,864 common shares were issued and outstanding as of September 30, 2014.

Name and Address of Beneficial Owner(1)	Number of Shares Owned Percentage of Ownership

Steven Rossi
1895 Clements Rd. - Suite 155
Pickering, Ontario, Canada L1W 3R8	40,000,000	92.99%

Steven Raivio
1895 Clements Rd. - Suite 155
Pickering, Ontario, Canada L1W 3R8	0	0.0%

Lorenzo Rossi
1895 Clements Rd. - Suite 155
Pickering, Ontario, Canada L1W 3R8	0	0.0%

All Officers and Directors as a Group	40,000,000	92.99%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent auditor, B F Borgers CPA PC, and our previous auditor Borgers and Cutler CPAs, PLLC, Certified Public Accountants, billed an aggregate of $7,206 and $6,200 for the fiscal years ended September 30, 2014 and September 30, 2013, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial information is filed as part of this report:

(1) FINANCIAL STATEMENTS starting on page F-1

(2) SCHEDULES

(3) EXHIBITS.

The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description

3.1*	Articles of Incorporation

3.2 *	Bylaws

3.3 *	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc.

31.1	Certification of CEO/CFO pursuant to Sec. 302

31.2	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

32.2	Certification of CEO/CFO pursuant to Sec. 906

101.1	Interactive Data File

_____________

* Previously filed

Reports on Form 8-K.

We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2014.

8-K filed November 12, 2014 regarding Change of control of the Company and Departure of and election of Officer(s) and Director(s)

8-K filed on December 17, 2014 regarding acquisition of TruXmart, Ltd.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 2014.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer and President
(principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: December 19, 2014	By:	/s/ Steven Rossi
Steven Rossi
Director

Date: December 19, 2014	By:	/s/ Lorenzo Rossi
Lorenzo Rossi
Director

Date: December 19, 2014	By:	/s/ Steven Raivio
Steven Raivio
Director

Our financial statements have been examined to the extent indicated in their report by B.F. Borgers, CPA, P.C. for the years ended September 30, 2014 and 2013, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Franchise Holdings International, Inc.:

We have audited the accompanying balance sheet of Franchise Holdings International, Inc., a development stage company (“the Company”) as of September 30, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from March 12, 2001 (inception) through September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Holdings International, Inc., as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, and for the period from March 12, 2001 (inception) through September 30, 2014 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

December 16, 2014

Franchise Holdings International, Inc.

(A Development Stage Company)

Balance Sheets

	September 30,
	2014	2013

Cash	$309	$982

Total Assets	$309	$982

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable	$2,435	$972
Total Liabilities	2,435	972

Commitments and Contingencies (Note 5)

Shareholders’ Equity/(Deficit) (Notes 2 and 3):

Common stock, $0.0001 par value; 20,000,000 shares authorized, 2,840,864 and 2,840,864 shares issued and outstanding, respectively	284	284
Additional paid-in capital	3,933,308	3,917,995
Accumulated deficit prior to development stage	(3,910,365)	(3,910,365)
Deficit accumulated during development stage	(25,353)	(7,904)

Total Shareholders’ Equity/(Deficit)	(2,126)	10

Total Liabilities and Shareholders’ Equity/(Deficit)	$309	$982

See accompanying notes to financial statements

Franchise Holdings International, Inc.

(A Development Stage Company)

Statements of Operations

			March 12, 2001
			(Inception)
	For The Years Ended		Through
	September 30,		September 30,
	2014	2013	2014

Revenue	$—	$—	$—

Operating expenses:
General and administrative	17,449	19,098	178,222
Operating loss	(17,449)	(19,098)	(178,222)

Other income (expense):
Gain on debt relief	—	—	388,095
Interest expense	—	—	(235,226)
Total other income (expense)	—	—	152,869

Loss before income tax	(17,449)	(19,098)	(25,353)

Provision for income tax (Note 4)	—	—	—

Net loss	$(17,449)	$(19,098)	$(25,353)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	2,840,864	2,840,864

See accompanying notes to financial statements

 Franchise Holdings International, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity/(Deficit)

					Accumulated	Equity
					Deficit	Accumulated
			Additional	Stock	Prior to	During
	Common Stock		Paid-In	Subscription	Development	Development
	Shares	Par Value	Capital	Receivable	Stage	Stage	Total

Balance, March 12, 2001 (inception of development stage)	90,861	$9	$3,562,331	$(15,000)	(3,910,365)	$—	$(363,025)

Net loss for period ended September 30, 2001	—	—	—	—	—	(27,487)	(27,487)
Balance, September 30, 2001	90,861	9	3,562,331	(15,000)	(3,910,365)	(27,487)	(390,512)

Net loss for year ended September 30, 2002	—	—	—	—	—	(60,100)	(60,100)
Balance, September 30, 2002	90,861	9	3,562,331	(15,000)	(3,910,365)	(87,587)	(450,612)

Fractional shares - reverse stock split	3	—	—	—	—	—	—

Debt relief - repurchase obligation	—	—	15,000	15,000	—	—	30,000

Compensatory stock issuances	2,750,000	275	2,475	—	—	—	2,750

Net loss for year ended September 30, 2003	—	—	—	—	—	(41,245)	(41,245)
Balance, September 30, 2003	2,840,864	284	3,579,806	—	(3,910,365)	(128,832)	(459,107)

Net loss for year ended September 30, 2004	—	—	—	—	—	(31,996)	(31,996)
Balance, September 30, 2004	2,840,864	284	3,579,806	—	(3,910,365)	(160,828)	(491,103)

Net loss for year ended September 30, 2005	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2005	2,840,864	284	3,579,806	—	(3,910,365)	(192,974)	(523,249)

Net loss for year ended September 30, 2006	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2006	2,840,864	284	3,579,806	—	(3,910,365)	(225,120)	(555,395)

Net loss for year ended September 30, 2007	—	—	—	—	—	(32,146)	(32,146)
Balance, September 30, 2007	2,840,864	284	3,579,806	—	(3,910,365)	(257,266)	(587,541)

Net loss for year ended September 30, 2008	—	—	—	—	—	(43,841)	(43,841)
Balance, September 30, 2008	2,840,864	284	3,579,806	—	(3,910,365)	(301,107)	(631,382)

Capital contributions by officer (Note 2)	—	—	270,989	—	—	—	270,989

Net loss for year ended September 30, 2009	—	—	—	—	—	360,318	360,318
Balance, September 30, 2009	2,840,864	284	3,850,795	—	(3,910,365)	59,211	(75)

Capital contributions by an officer and shareholders (Note 2)	—	—	12,744	—	—	—	12,744

Net loss for year ended September 30, 2010	—	—	—	—	—	(13,555)	(13,555)
Balance, September 30, 2010	2,840,864	284	3,863,539	—	(3,910,365)	45,656	(886)

Capital contributions by an officer and shareholders (Note 2)	—	—	12,792	—	—	—	12,792

Net loss for year ended September 30, 2011	—	—	—	—	—	(11,908)	(11,908)
Balance, September 30, 2011	2,840,864	284	3,876,331	—	(3,910,365)	33,748	(2)

Capital contributions by an officer and shareholders (Note 2)	—	—	21,344	—	—	—	21,344

Net loss for year ended September 30, 2012	—	—	—	—	—	(22,554)	(22,554)
Balance, September 30, 2012	2,840,864	$284	$3,897,675	$—	$(3,910,365)	$11,194	$(1,212)

Capital contributions by an officer and shareholders (Note 2)	—	—	20,320	—	—	—	20,320

Net loss for year ended September 30, 2013	—	—	—	—	—	(19,098)	(19,098)
Balance, September 30, 2013	2,840,864	$284	$3,917,995	$—	$(3,910,365)	$(7,904)	$10

Capital contributions by an officer and shareholders (Note 2) (unaudited)	—	—	15,313	—	—	—	15,313

Net loss for year ended September 30, 2014	—	—	—	—	—	(17,449)	(17,449)
Balance, September 30, 2014	2,840,864	$284	$3,933,308	$—	$(3,910,365)	$(25,353)	$(2,126)

See accompanying notes to financial statements

Franchise Holdings International, Inc.

(A Development Stage Company)

Statements of Cash Flows

			March 12, 2001
			(Inception)
	For The Years Ended		Through
	September 30,		September 30,
	2014	2013	2014
Cash flows (used in) operating activities:
Net income (loss)	$(17,449)	$(19,098)	$(25,353)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization and depreciation	—	—	475
Stock-based compensation	—	—	2,750
Loss on fixed asset disposal	—	—	1,408
Gain on debt relief	—	—	(388,095)
Changes in operating assets and liabilities:
Bank overdraft	—	—	—
Accounts payable	1,463	(558)	21,311
Accrued expenses	—	—	233,519
Related party payables	—	—	87,431
Net cash provided by (used in) operating activities	(15,986)	(19,656)	(66,554)

Net cash provided by (used in) investing activities	—	—	—

Cash flows from financing activities:
Capital contributed by related parties	15,313	20,320	82,513
Notes payable - borrowings	—	—	10,000
Notes payable - payments	—	—	(25,650)

Net cash provided by (used in) financing activities	15,313	20,320	66,863

Net change in cash	(673)	664	309

Cash, beginning of period	982	318	—

Cash, end of period	$309	$982	$309

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Footnotes to the Financial Statements

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Footnotes to the Financial Statements

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at September 30, 2014 and 2013.

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

Earnings (Loss) per Common Share

We report earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes the impact of common stock equivalents. Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At September 30, 2014 and 2013, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Footnotes to the Financial Statements

Fiscal Year-end

The Company operates on a September 30 year-end.

(2) Related Party Transactions

During the year ended September 30, 2014, our president and two shareholders contributed $15,313 to us for working capital to support our development stage operations. These contributions are included in the accompanying financial statements as Additional paid-in capital.

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

Footnotes to the Financial Statements

(4) Income Taxes

The Company has incurred net operating losses since inception resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income tax provision.

(5) Subsequent Events

We have evaluated the effects of all subsequent events from October 1, 2014 through December 17, 2014, the date the accompanying financial statements were available for use.

a)Change of Control

Eight shareholders (“Sellers”) of Franchise Holdings International, Inc. (the “Company”) and Truxmart, Inc. (the “Buyer”) entered into eight (8) separate Stock Purchase Agreements (the “Purchase Agreements”), pursuant to which Sellers would sell to the Buyer, and the Buyer would purchase from the Sellers, an aggregate of 2,300,000 shares of the Company common stock (the “Shares”). Such aggregate Shares represent 86.96% of the issued and outstanding shares of the Company’s common stock. The purchase occurred on November 7, 2014 (the “Closing Date”). The Buyer paid an aggregate $215,000 for the Shares using corporate funds.

b) Entry into a Definitive Acquisition Agreement

On December 16, 2014, Franchise Holdings International, Inc. (FNHI) entered into a three party Definitive Share Exchange Agreement (the “Agreement”) to acquire all issued and outstanding shares of TruXmart Ltd. (The Company” or TruXmart”), an Ontario (Canada) corporation located at 1895 Clements Road, Suite 155, Pickering, Ontario CANADA L1W 3R8, for 37,700,000 shares of FNHI (the “FNHI Shares”), representing 92.9925914% of the outstanding shares of FNHI (the “Share Exchange”), calculated post-issuance. The Agreement was with Steven Rossi (“Rossi”), the sole shareholder of TruXmart and with TruXmart. Prior to the Share Exchange, Rossi held all outstanding shares of TruXmart, consisting of 4,791 Class A common shares and TruXmart owned 2,300,000 common shares of FNHI, representing an 80.961285% ownership stake in FNHI. Pursuant to the Share Exchange, Rossi acquired from TruXmart, its 2,300,000 FNHI common shares and an additional 37,700,000 shares of FNHI from FNHI, in exchange for all 4,791 outstanding common shares of TruXmart. As a result of this Agreement, FNHI is filing this Form 8-K. Once the transaction is closed, TruXmart will become the wholly-owned subsidiary of FNHI, with FNHI holding all 4,791 outstanding shares of TruXmart common stock. As a result of this acquisition, FNHI has adopted the fiscal year end of TruXmart, which is December 31.

