Form 10-K
period 2014-12-31
Franchise Holdings International, Inc.
filed 2015-04-13
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27631

Franchise Holdings International, Inc.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	65-0782227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8820 Jane Street

Vaughan, Ontario, Canada L4K 2M9

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number, including area code: (888) 554-8789

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $2,982,907.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value – 5,892,166 shares, as of April 9, 2015.

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

On December 16, 2014, Franchise Holdings International, Inc. (FNHI) entered into a three party Definitive Share Exchange Agreement (the “Agreement”) to acquire all issued and outstanding shares of TruXmart Ltd. (The Company” or TruXmart”), an Ontario (Canada) corporation located at 1895 Clements Road, Suite 155, Pickering, Ontario CANADA L1W 3R8, for 40,0000,000 shares of FNHI (the “FNHI Shares”), when sufficient authorized shares are available, which will represent 91.76% of the outstanding shares of FNHI (the “Share Exchange”), calculated post-issuance. The Agreement was with Steven Rossi (“Rossi”), the sole shareholder of TruXmart and with TruXmart. Prior to the Share Exchange, Rossi held all outstanding shares of TruXmart, consisting of 4,791 Class A common shares and TruXmart owned 2,300,000 common shares of FNHI, representing an 80.961285% ownership stake in FNHI. Pursuant to the Share Exchange, Rossi acquired from TruXmart, its 2,300,000 FNHI common shares and is to acquire an additional 37,700,000 shares of FNHI from FNHI, when sufficient authorized shares are available, in exchange for all 4,791 outstanding common shares of TruXmart. TruXmart is now the wholly-owned subsidiary of FNHI, with FNHI holding all 4,791 outstanding shares of TruXmart common stock.

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

We have undertaken a private placement, pursuant to Rule 506(b) of Regulation D, and have raised $662,800, as of April 9, 2015 and hope to raise up to an additional $337,200 over the next nine months. Also, working capital will be generated from internal operations. We also reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our now former products and services. Therefore, there can be no assurance that any of its objectives will be achieved.

Nature of Products and Services

In 2013 sales of new pick up trucks were over 1,800,000 in the U.S. and over 350,000 in Canada. Throughout their useful lives, it is estimated that only 18% of truck owners have a tonneau cover installed on their truck. The tonneau cover segment of the automotive aftermarket generated revenues of $255 million in 2005. It is estimated the tonneau cover segment to be closer to $500 million in 2014. In 2014 / 2015, truck sales have been outpacing car sales and account for 56% of vehicle sales in North America. New pickup truck sales (our principal market) are estimated to be 2,270,000 units for the year 2014/15, based on sales through November 30, 2014, (source: Wall Street Journal online).

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

TruXmart is a supplying member of one of the largest aftermarket buying groups in the U.S. American Aftermarket Group (AAG), owned by Line-X coatings, consists of over 700 car and truck accessory stores. Being a supplying member of AAG gives TruXmart access to most of the large truck accessory dealers, wholesalers, and online stores in the USA. Our products are sold to AAG members by the sales staff at AAG and all customer service and maintenance is done through phone calls, emails, and infrequent visits.

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

Employees

Currently, we employ 2 full-time persons. We may hire additional employees in the future to facilitate anticipated growth projections. We reimburse our employee for all necessary and customary business related expenses.

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

Our investor relations department can be contacted at our principal executive office at 8820 Jane Street, Vaughan, Ontario, Canada L4K 2M9. Our phone number is (888) 554-8789. Our website is www.TruXmartCovers.com

ITEM 1A. RISK FACTORS

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

TruXmart has been in existence since 2011, which is relatively short compared to our competitors. While the Company has experienced recent substantial growth in our revenues in 2013 over 2012, there is no assurance that our revenues will continue to experience such a trend line, nor even that our revenues will continue to grow. Because of our limited operating history it is difficult to extrapolate any meaningful projections about the Company’s future. We do not have significant assets with which to press our plans forward.

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

We have historically incurred significant losses and our financial situation creates doubt whether we will continue as a going concern.

During the twelve months ended December 31, 2014, the Company realized a net loss of $479,341 compared with a net loss of $36,935 for the twelve months ended December 31, 2013. As of December 31, 2014, the Company had a working capital deficiency of $15,021 and a shareholder’s deficit of $7,432. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

Upon completion of the Definitive Share Exchange Agreement, the Company was able to raise capital through private placements of shares of the Company’s common stock. During December 2014, the Company received subscriptions for 2,775,360 shares of its common stock for proceeds of $383,000. In addition, subsequent to the year ended December 31, 2014, the Company has received further subscriptions for 2,027,535 shares of its common stock for proceeds of $279,800.

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

Foreign Currency Risk

The Company is subject to foreign exchange risk as it utilizes two manufacturing facilities in China, markets extensively in both Canadian and U.S. markets, has employees residing exclusively in Canada and, to date, the Company has raised funds in USD. Meanwhile, the Company reports results of operations in U.S. Dollars (USD or US$). Since our Canadian customers pay in Canadian Dollars, the Company is subject to gains and losses due to fluctuations in the USD relative to the Canadian Dollar. While having our products manufactured in China, our manufacturers are paid in USD to better avoid the relatively greater fluctuation of the Chinese Yuan (RMB). Any large fluctuations in the exchange between the RMB and USD may cause product costs to increase, therefore affecting revenues and profits, potentially adversely.

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

If the Company were to make any acquisitions, it may not be able to integrate these acquisitions successfully into its existing business and could assume unknown or contingent liabilities. Any future acquisitions the Company makes could also result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm the Company’s operating results. Integrating an acquired company also may require management resources that otherwise would be available for ongoing development of the Company’s existing business.

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

Product Liability Insurance

The existence of any defects, errors or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. We have no assurance this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available at economical prices, if at all. A successful product liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, a claim could nevertheless diminish our brand and divert management's attention and resources, which could have a negative impact on our business, financial condition and results of operations.(See also the “Product Quality” discussion below and the associated recall insurance.)

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

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock” and is subject to the “penny stock” rules of the SEC. The trading market in our securities is currently limited and relatively illiquid which status makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock. Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.

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

Any Investment in Our Securities Involves a High Degree of Risk

Investors should consider carefully the risks and uncertainties described above, and all other information in this Form 10-K and in any reports hereafter filed with the SEC before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Form 10-K could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 2. PROPERTIES

We currently occupy office space at 8820 Jane St., Vaughan, Ontario., L4K 2M9 CANADA at an annual rent of approximately $36,000. We have virtually no equipment.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets (“OTCQB”) under the symbol “FNHI.”

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions.

	Fiscal Year Ended December 31, 2014		Fiscal Year Ended December 31, 2013
	Price Range		Price Range
	High	Low	High	Low
First Quarter	1.05	0.56	0.65	0.65
Second Quarter	1.25	1.05	0.66	0.65
Third Quarter	3.00	1.25	0.66	0.66
Fourth Quarter	2.50	1.35	0.66	0.56

The closing sales price of the Company’s common stock as reported on March 23, 2015, was $0.45 per share.

Holders

As of April 9, 2015, there were approximately 108 record holders of our common stock and there are 5,892,166 shares of our common stock outstanding.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2014, the Company completed the following unregistered sales of equity securities, each pursuant to a share issuance agreement, dated December 30, 2014, all pursuant to Rule 506(b) of Regulation D:

1.	Dean Bellefleur purchased 181,159 shares for $25,000.
2.	Peter Doyle purchased 181,159 shares for $25,000.
3.	Jason Falk purchased 181,159 shares for $25,000.
4.	Geoff Lindup purchased 181,159 shares for $25,000.
5.	Louk Jergens purchased 181,159 shares for $25,000.
6.	James Fuchs purchased 181,159 shares for $25,000.
7.	Michael John purchased 181,159 shares for $25,000.
8.	Donna Eveleigh purchased 181,159 shares for $25,000.
9.	Wright Financial Management purchased 72,464 shares for $10,000.
10.	Mary Scarfo purchased 72,464 shares for $10,000.
11.	Steven Cabral purchased 144,928 shares for $20,000.
12.	Marco Monardo purchased 181,159 shares for $25,000.
13.	Rosetta Monardo purchased 72,464 shares for $10,000.
14.	Andrej Boczkowski purchased 72,464 shares for $10,000.
15.	Cameron McRae purchased 181,159 shares for $25,000.
16.	George Likourezos purchased 57,971 shares for $8,000.
17.	Michael Leblanc purchased 108,696 shares for $15,000
18.	Duncan Smith purchased 362,319 shares for $50,000, which shares have yet to be issued.

Each sale above was at a price per share of $.138.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the three months ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of FNHI for the years ended December 31, 2014 and 2013, and the notes thereto. Additional information relating to FNHI is available at www.fnhi.net

Safe Harbor for Forward-Looking Statements

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

Results of Operations

Revenue

For the year ended December 31, 2014, revenue generated from the entire line of TruXmart products was $593,000, as compared to $465,800 for the year ended, December 31, 2013. The year over year increase of approximately 27% was mainly attributable to the addition of new online retailers.

For the year ended December 31, 2014 revenue generated in Canada was $220,800 compared to $209,300 for the same period in 2013, an increase of 5%. The relative weakening of the Canadian Dollar compared to the United States Dollar during 2014 had a negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. Canadian Dollar Sales increased to CDN$243,900 from CDN$215,500, an increase of 13% during the year ended December 31, 2014.For the year ended December 31, 2014 revenue generated in the United States was $372,200 compared to $256,500 for the same period in 2013. This represents an increase in US- source revenue of approximately 45% year over year. This large increase in the US is primarily attributable to the addition of online retailers.

Sales from online retailers of the TruXmart products increased from $231,097 in 2013 to $333,095 in 2014, an increase of 44%. The online retailers accounted for over 57% of total revenue for the year ended December 31, 2014 compared to 50% for the year ended December 31, 2013. Distributor sales increased from $158,372 in 2013, to $175,356 in 2014.

Currently, TruXmart has two major distributors in Canada, one in the United States, along with its own contracted distribution and inventory facility in Depew, NY. This does not include multiple independent online retailers.

Although TruXmart currently supports a total of 13 dealers and distributors, TruXmart believes the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer’s customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales increased by 25% from $347,700 to $435,400, representing 74% of revenue. This increase was primarily due to a corresponding increase in sales for the year. Our cost of sales, as a percentage of sales, was approximately 75% and 74% for the years ended December 31, 2013 and 2014, respectively.

Our cost of sales, as a percentage of gross sales was static from 2013 to 2014 and we expect to maintain the same going forward. Increased sales requiring individual shipping in the U.S. market resulted in our freight costs having increased by $31,200. Freight costs are 22% of our costs of goods sold whereas in 2013 it accounted for 18%, however commissions paid have declined by $6,500 or 1% of our total cost of goods sold as American Aftermarket Group no longer requires a commission paid to them on sales to its members.

TruXmart provides its distributors and online retailers an “all-in” wholesale price. This includes any import duty charges, taxes and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous United Sates or from the United States to Canada. Volume discounts are also offered to certain higher volume customers.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014 were $636,900 compared to $153,100 for the year ended December 31, 2013. The increase was the result of increased professional fees and transaction costs related to the process of completing the Definitive Share Exchange Agreement discussed previously. Our gain on foreign currency transactions increased by $32,075 during 2014 from a loss of $804 to a gain of $31,271. Foreign currency losses were caused by the weakening of the Canadian Dollar compared to the United States Dollar, as a significant portion of revenues and asset balances are denominated in Canadian Dollars. TruXmart’s inventory is purchased in United States Dollars and therefore, there are no foreign exchange fluctuations arising from US-source revenues. However, it is advantageous to TruXmart when the Canadian Dollar is “at par” or stronger than the United States Dollar, which it was for parts of 2013, as the Canadian funds collected from Canadian-source sales have better purchasing ability when converted to US Dollars. Our office and general expense decreased by $4,700, from $52,400 to $47,700. The decrease is a result of reduced expenses with respect to computer and insurance expenses and the fact that, as the majority of TruXmart’s office and general expenses are dominated in Canadian Dollars, fluctuations in the foreign exchange rate between the Canadian and United States Dollars had an advantageous result when translating these amounts into United States Dollars for financial reporting purposes. Shipping and freight increased $24,300 from $51,200 to $75,500. Freight increased because we had an increase of sales from our online retailers who request us to pay to ship, via ground courier, from our warehouse, direct to their customers home or business. Their “cost” of our product includes this shipping charge, which we then later have to pay. Sales and marketing increased $54,500 from $34,000 to $88,500. This increase is almost due exclusively to Truxmart’s participation at SEMA, the largest automotive aftermarket trade show in North America during November 2014. Expenses related directly to the completion of the Definitive Share Exchange Agreement totaled $299,839 while professional fees which include accounting, legal and consulting fees increased from $1,398 for the year ended December 31, 2013 to $93,284 for the year ended December 31, 2014, most of which were incidental to the Definitive Share Exchange Agreement.

Net Loss

Net loss for the year ended December 31, 2014 was $479,300 compared to a net loss of $36,900 for the year ended December 31, 2013 despite an increase in gross profit from $118,600 in fiscal 2013 to $157,600 in fiscal 2014. The increase in the net loss was due to increased General and Administrative Expenses as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased from $17,500 at December 31, 2013 to $155,735 at December 31, 2014. This increase was primarily the result of proceeds from share subscriptions received during the month of December 2014 of $383,000. Accounts receivable decreased by $3,800 from $30,200 at December 31, 2013 to $26,400 at December 31, 2014. Inventory decreased by $66,200 from $155,000 at December 31, 2013 to $88,800 at December 31, 2014 largely as a result of the timing of inventory purchases in transit at December 31, 2013. Accounts payable increased by $126,500 from $160,000at December 31, 2013 to $286,500 at December 31, 2014. The increase in payables is related to unpaid costs of the Definitive Share Exchange Agreement, which was executed on December 16, 2014.

Financing Activities

During 2013 and most of 2014 TruXmart funded working capital requirements principally through cash flows from operations and stockholder loans when required. Upon completion of the Definitive Share Exchange Agreement, the Company was able to raise capital through private placements of shares of the Company’s common stock. During December 2014, the Company received subscriptions for 2,775,360 shares of its common stock for proceeds of $383,000. In addition, subsequent to the year ended December 31, 2014, the Company has received further subscriptions for 2,027,535 shares of its common stock for proceeds of $279,800.

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

The accounting policies that we follow are set forth in Note 3 to our financial statements as included in this annual report. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Franchise Holdings International, Inc.

For the Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Franchise Holdings International, Inc.

Vaughan, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Franchise Holdings International, Inc. as of  December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss and deficit, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franchise Holdings International, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC

Salt Lake City, Utah

April 13, 2015

Franchise Holdings International, Inc.

Balance Sheets as at December 31, 2014 and 2013

	2014	2013
Assets
Current Assets
Cash and cash equivalents	$155,735	$17,517
Accounts receivable	26,394	30,233
Inventory (note 4)	88,766	155,005
Prepaid expenses and deposits	6,102	1,520

Total Current Assets	276,997	204,275

Capital Assets	-	229

Intangible Assets, Net (note 5)	7,589	7,718

Total Assets	$284,586	$212,222

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$286,467	$159,900
Income taxes payable (note 9)	5,551	6,316

Total Current Liabilities	292,018	166,216

Shareholder's Equity (Deficit)

Share Capital (note 6)	284	-

Capital Surplus (note 8)	140,850	133,193

Cumulative Translation Adjustment	28,842	(2,429)

Share Subscriptions Payable (note 6)	386,770	79

Accumulated Deficit	(564,178)	(84,837)

Total Shareholder's Equity (Deficit)	(7,432)	46,006

Total Liabilities and Shareholder's Equity (Deficit)	$284,586	$212,222

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc.

Statements of Operations, Comprehensive Loss and Deficit

For the years ended December 31, 2014 and 2013

	2014	2013

Sales	$593,004	$465,812

Cost of Goods Sold	435,401	347,749

Gross Profit	157,603	118,063

Expenses

Amortization of capital assets	157	209
Amortization of intangible assets	129	-
Bank charges and interest	3,736	2,671
Loss on disposal of capital assets	72	-
Loss (gain) on foreign exchange	8,147	(5,852)
Office and general	47,687	52,395
Professional fees	93,284	1,398
Product development	4,932	659
Rent and utilities	15,019	16,325
Shipping and freight	75,474	51,243
Sales and marketing	88,468	34,023
Transaction costs	299,839	-

	636,944	153,071

Loss before Income Taxes	(479,341)	(35,008)

Provision for Income Taxes	-	1,927

Net Loss for the year	(479,341)	(36,935)

Other Comprehensive Income (Loss)
Currency translation adjustment	31,271	(804)

Comprehensive Loss for the year	$(448,070)	$(37,739)

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc.

Statements of Shareholders' Equity

For the years ended December 31, 2014 and 2013

	Number of Common Shares	Issued Capital	Capital Surplus	Cumulative Translation Adjustment	Share Subscriptions Payable	Retained Earnings (Deficit)	Total Equity

Balance at January 1, 2013	100	$-	$100,791	$(1,625)	$79	$(47,902)	$51,343

Fair value of services rendered by shareholder	-	-	32,402	-	-	-	32,402

Net loss for the year	-	-	-	-	-	(36,935)	(36,935)

Other comprehensive loss for the year	-	-	-	(804)	-	-	(804)

Balance at December 31, 2013	100	-	133,193	(2,429)	79	(84,837)	46,006

Issuance of common shares as settlement of debt	4,691	-	595	-	3,691	-	4,286

Effects of Reverse Takeover Transaction (note 1)	2,836,073	284	(7,248)	-	-	-	(6,964)

Subscription proceeds for shares yet to be issued	-	-	-	-	383,000	-	383,000

Fair value of services rendered by shareholder	-	-	14,310	-	-	-	14,310

Net loss for the year	-	-	-	-	-	(479,341)	(479,341)

Other comprehensive loss for the year	-	-	-	31,271	-	-	31,271

Balance at December 31, 2014	2,840,864	$284	$140,850	$28,842	$386,770	$(564,178)	$(7,432)

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc.

Statements of Cash Flows

For the years ended December 31, 2014 and 2013

	2014	2013
Operating Activities
Net Loss for the year	$(479,341)	$(36,935)

Items not involving cash flows from operating activities:
Transaction costs	299,839	-
Items not involving cash:
Amortization of capital assets	157	209
Amortization of intangible assets	129	-
Loss on disposal of capital assets	72	-
Fair value of services rendered by shareholder	45,269	48,548
	(133,875)	11,822

Net changes in non-cash working capital:

Decrease (increase) in accounts receivable	3,839	18,756
Decrease (increase) in inventory	66,239	(41,783)
Decrease (increase) in prepaid expenses	(4,582)	(1,039)
Increase (decrease) in income taxes payable	(765)	1,559
Increase (decrease) in accounts payable and accrued liabilities	37,498	57,457
	102,229	34,950

Cash provided by (used in) operating activities	(31,646)	46,772

Investing Activities

Cash received upon completion of Reverse Acquisition
Transaction	1,552	-
Transaction costs	(215,000)	-
Intangible assets	-	(1,942)
Cash used in investing activities	(213,448)	(1,942)

Financing Activities

Share subscriptions payable	383,000	-
Payments to related parties	(37,231)	(35,814)
Proceeds from related parties	6,272	628
Cash provided by (used in) financing activities	352,041	(35,186)

Effects of Foreign Currency Translation	31,271	(804)

Change in cash	138,218	8,840

Cash and cash equivalents - beginning of year	17,517	8,677

Cash and cash equivalents - end of year	$155,735	$17,517

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the years ended December 31, 2014 and 2013

1.	Nature of Operations and Reverse Acquisition Transaction

Franchise Holdings International, Inc. (the "Company") was incorporated in the State of Nevada on April 2, 2003. FSGI Corporation was incorporated in the State of Florida on May 15, 1997, and in a reorganization on December 21, 1998 with another corporation named The Martial Arts Network On-Line, Inc. (originally incorporated in Florida on May 23, 1996) changed its name to TMAN Global.Com, Inc. Franchise Holdings International, Inc. and TMAN Global.Com, Inc. consummated a merger on April 30, 2003 whereby Franchise Holdings International, Inc. exchanged 1 common share for all the 90,861 outstanding common shares of TMAN Global.Com, Inc. The purpose of the transaction was a change of domicile. Pursuant to the merger terms, Franchise Holdings International, Inc. was the surviving corporation and TMAN Global.Com, Inc. ceased to exist.

During the year ended December 31, 2014, the Company completed a reverse acquisition transaction (the "Reverse Acquisition") with TruXmart Ltd. ("TruXmart") a company located at 1895 Clements Road, Unit 155, Pickering, Ontario, Canada.  TruXmart designs and distributes truck tonneau covers in Canada and the United States. Prior to the completion of the Reverse Acquisition, TruXmart owned 2,300,000 shares of the Company, representing an 80.96% ownership stake in the Company. Pursuant to the Reverse Acquisition, the sole shareholder of TruXmart acquired the 2,300,000 shares from TruXmart and an additional 37,700,000 shares of the Company from the Company in exchange for all 4,791 Class A common shares of TruXmart. Following completion of the Reverse Acquisition, the former sole shareholder of TruXmart will own 40,000,000 of the 40,540,864 issued and outstanding shares of the Company, as of December 31, 2014, were the 37,700,00 shares issued, which would have represented a 98.67% ownership stake in the Company. As at December 31, 2014, the Company had yet to issue the 37,700,000 shares of its common stock as the Company is in the process of increasing its authorized share capital to allow it to issue such number of shares. To account for the effects of the Reverse Acquisition, the Company has retroactively restated amounts within certain components of Shareholders' Equity (Deficit) on the balance sheet as at December 31, 2013 to reflect the share subscriptions payable and the par value of the shares of the common stock of the Company issued in connection with the Reverse Acquisition to the shares of TruXmart outstanding as at December 31, 2013.

During the year ended December 31, 2014, the Company incurred transaction costs of $299,839 which are included in the net loss and comprehensive loss for the year. As at December 31, 2014, $215,000 of the expenses have been paid in cash and the remaining $84,839 are included in accounts payable and accrued liabilities as they will be paid subsequent to December 31, 2014.

The transaction has been accounted for as a reverse acquisition, as owners and management of TruXmart have voting and operating control of the Company following completion of the Reverse Acquisition

The accompanying financial statements include the activities of Franchise Holdings International, Inc., its predecessor corporations and TruXmart.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the years ended December 31, 2014 and 2013

2.	Basis of Presentation

a)	Statement of Compliance

 The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") as issued by the Financial Accounting Standards Board ("FASB").

The comparative figures shown throughout these consolidated financial statements are the historical results of TruXmart. The Company has retroactively restated amounts within certain components of Shareholders' Equity (Deficit) on the balance sheet as at December 31, 2013 to account for the Reverse Acquisition as disclosed in note 1.

b)	Basis of Measurement

 The Company's financial statements have been prepared on the historical cost basis.

c)	Functional and Presentation Currency

 These financial statements are presented in United States Dollars. The functional currency of the Company is the Canadian Dollar.

d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.	Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents includes cash on account and demand deposits with reputable financial institutions.

Inventory

Inventory is stated at the lower of cost and market, with cost being determined by the first-in, first-out (FIFO) basis. Cost includes the cost of materials plus direct labour applied to the product.

Revenue Recognition

Sales are recognized when products are shipped, with no right of return, and the title and risk of loss has passed to unaffiliated customers or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectibility is reasonably assured. Revenue related to shipping and handling costs billed to customers is included in net sales and the related shipping and handling costs are included in cost of products sold.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the years ended December 31, 2014 and 2013

3.	Significant Accounting Policies (continued)

Capital Assets

Capital assets are recorded at cost and are amortized using the straight line method over the estimated useful lives:

Furniture and equipment	5 years
Computers	3 years

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income, and between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.

Foreign Currency Translation

Transactions denominated in foreign currencies are initially recorded in the functional currency using exchange rates in effect at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using exchange rates prevailing at the end of the reporting period. All exchange gains and losses are included in the statement of operations and deficit.

For the purpose of presenting financial statements in United States Dollars, the assets and liabilities are expressed in United States Dollars using exchange rates prevailing at the end of the reporting period. Income and expense items are translated at the average exchange rates for the period, unless exchange rates fluctuated significantly during that period, in which case the exchange rates at the dates of the transactions are used. Exchange differences arising, if any, are recognized in other comprehensive loss and reported as cumulative translation adjustment in shareholder's equity.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the years ended December 31, 2014 and 2013

3.	Significant Accounting Policies (continued)

Financial Instruments

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and shareholder loan, approximates their fair values because of the short-term maturities of these instruments.

Measurement

The Company initially measures its financial instrument at fair value, except for certain non-arm's length transactions.

The Company subsequently measures all its financial assets and financial liabilities at amortized cost, except for investments in equity instruments that are quoted in an active market, which are measured at fair value. Changes in fair value are recognized in earnings for the period in which they occur.

Financial assets measured at amortized cost include cash and cash equivalents and accounts receivable.

Financial liabilities measured at amortized cost include accounts payable and accrued liabilities, and shareholder loan.

Impairment

Financial assets measured at cost are tested for impairment when there are indicators of impairment. The amount of the write-down is recognized in earnings for the period. The previously recognized impairment loss may be reversed to the extent of the improvement, directly or by adjusting the allowance account, provided it is no greater than the amount that would have been reported at the date of the reversal had the impairment not been recognized previously. The amount of the reversal is recognized in earnings for the period.

Transaction costs

The entity recognizes its transaction costs in net income in the period incurred. However, financial instruments that will not be subsequently measure at fair value are adjusted by the transaction costs that are directly attributable to their origination, issuance or assumption.

Impairment of Long-Lived Assets

A long-lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. An impairment loss is recognized when the carrying amount of the asset exceeds the sum of the undiscounted cash flows resulting from its use and eventual disposition. The impairment loss is measured as the amount by which the carrying amount of the long-lived assets exceeds its fair value.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the years ended December 31, 2014 and 2013

3.	Significant Accounting Policies (continued)

Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

Intangible Assets

The useful life of intangible assets is assessed as either finite or indefinite. Following the initial recognition, intangible assets are carried at cost less any accumulated amortization and accumulated impairment losses, if any.

Intangible assets with finite useful lives are carried at cost less accumulated amortization. Amortization is calculated using the straight line method over the estimated useful lives.

Intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually. The assessment of indefinite life is reviewed annually to determine whether the indefinite life continues to be supportable. If not, the change in useful life from indefinite to finite is made on a prospective basis. If impairment indicators are present, these assets are subject to an impairment review. Any loss resulting from impairment of intangible assets is expensed in the period the impairment is identified.

Recent Accounting Pronouncements

The Company has considered recent accounting pronouncements during the preparation of these financial statements and does not expect any recent accounting pronouncements to have a material effect on its financial statements.

4.	Inventory

Inventory is comprised of:

	2014	2013

Finished goods	$79,527	$151,805
Promotional items	6,023	1,168
Raw materials	3,216	2,032

	$88,766	$155,005

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the years ended December 31, 2014 and 2013

5.	Intangible Assets

Intangible assets consist of costs incurred to establish the TruXmart Tri-Fold and Smart Fold patent technology. The patent was issued August 26, 2014. The patent will be amortized on a straight-line basis over its useful life of 25 years.

	2014			2013
	Cost	Accumulated Amortization	Net	Net

Patent	$7,718	$129	$7,589	$7,718

6.	Share Capital

The Company is authorized to issue 20,000,000 shares of its common stock with a par value of $0.0001.  All shares are ranked equally with regards to the Company's residual assets.

During the year ended December 31, 2014, the Company received subscriptions for 2,775,360 shares of its common stock for proceeds of $383,000. As at December 31, 2014, the shares had yet to be issued and the full amount of the proceeds has been included in share subscriptions payable. Subsequent to the year ended December 31, 2014, the Company had issued 2,413,041 of the common shares.

As at December 31, 2014, the Company's net loss per weighted average number of shares outstanding is as follows:

	2014	2013

Net loss for the year	$(479,341)	$(36,935)

Weighted average number of shares (basic and diluted)	125,801	100

Loss per weighted average share (basic and diluted)	$(4)	$(369)

7.	Related Party Transactions

During the year ended December 31, 2014, the Company recorded office and general expenses of $45,269 (2013 - $48,548) related to the fair market value of services rendered to the Company by its shareholder. Of this amount, $14,310 (2013 - $32,402) was charged to capital surplus and $30,959 (2013 - $16,146) was charged to the shareholder loan account.

8.	Capital Surplus

Balance - December 31, 2012	$100,791
Fair value of services rendered by shareholder	32,402

Balance - December 31, 2013	133,193
Issuance of common shares as settlement of debt	595
Effects of the Reverse Acquisition Transaction	(7,248)
Fair value of services rendered by shareholder	14,310

Balance - December 31, 2014	$140,850

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the years ended December 31, 2014 and 2013

9.	Income Taxes

The income tax expense is reconciled per the schedule below:

	2014	2013

Net loss before income taxes	$(479,341)	$(35,008)

Fair value of services rendered by shareholder	45,269	48,548
Capital assets	(72)	55
Non-deductible portion of meals and entertainment	17	27
Transaction costs	233,738	-
Other adjustments	-	(1,190)

Adjusted net income (loss) for tax purposes	(200,389)	12,432

Statutory rate	23.61%	15.50%

	$(47,306)	$1,927

Valuation allowance	47,306	-
Provision for (recovery of) income taxes	$-	$1,927

b)	Deferred Income Tax Assets

The tax effects of temporary differences that give rise to the deferred income tax assets at December 31, 2014 and 2013 are as follows:

	2014	2013

Non-capital loss carry forwards	$47,312	$-
Transaction costs	45,597	-
	92,909	-
Deferred tax assets not recognized	(92,909)	-

Net expected deferred income tax recovery	$-	$-

10.	Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred bad debt expense of $Nil during the year ended December 31, 2014 (2013 - $Nil).

Currency Risk

The Company is exposed to currency risk on its sales and purchases denominated in Canadian Dollars. The Company actively manages these risks by adjusting its pricing to reflect currency fluctuations and purchasing foreign currency at advantageous rates.

As at December 31, 2014, cash includes 24,706 Canadian Dollars, accounts receivable includes 11,721 Canadian Dollars, accounts payable and accrued expenses include 223,340 Canadian Dollars and income taxes payable includes 6,439 Canadian Dollars.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the years ended December 31, 2014 and 2013

10.	Financial Instruments (continued)

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its obligations associated with financial liabilities. The Company relies on cash flows generated from operations, as well as injections of capital through the issuance of the Company's capital stock to settle its liabilities when they become due. Subsequent to December 31, 2014, the Company received subscriptions for 2,027,535 shares of the Company's common stock for proceeds of $279,800.

Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

Concentration of Supplier Risk

The Company purchases all of its inventory from one supplier source in Asia.  The Company carries significant strategic inventories of these materials to reduce the risk associated with this concentration of suppliers. Strategic inventories are managed based on demand. To date, the Company has been able to obtain adequate supplies of the materials used in the production of its products in a timely manner from existing sources. The loss of this key supplier or a delay in shipments could have an adverse effect on its business.

Concentration of Customer Risk

The following table includes the percentage of the Company's sales to significant customers for the fiscal years ended December 31, 2014 and 2013. A customer is considered to be significant if they account for greater than 10% of the Company's annual sales.

	2014	2013

Customer A	-	25.6%
Customer B	24.6%	24.2%
Customer C	47.3%	15.8%

	71.9%	65.6%

The loss of any of these key customers could have an adverse effect on the Company's business.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the years ended December 31, 2014 and 2013

11.	Commitments

a)

During the year ended December 31, 2014, the Company entered into a License Agreement whereby the Company was granted an exclusive license under Patent Rights to make, use, offer for sale, import or sell a proprietary latching system developed and patented by the Company's shareholder (the "Licensor"). The License Agreement allows the Company to manufacture or sub-license the patented latching system and provide services utilizing the patented latching system within the United States and its territories and possessions and any foreign countries where Patent Rights exist. The License Agreement does not require the payment of license issue fees or royalties, however, the Company will be required to maintain any fees or costs associated to keep the patent active. The License Agreement will be in effect for the life of the last-to-expire patent or last-to-be-abandoned patent application licensed under this Agreement, whichever is later. The Company will have the right to terminate the Agreement in whole or as to any portion of Patent Rights at any time by giving such notice to the Licensor. Should the Company violate or fail to perform any term of this Agreement, the Licensor may give written notice of such default ("Notice of Default") to the Company. Should the Company fail to repair such default within sixty days, of the effective date of such notice, the Licensor will have the right to terminate the License Agreement and the licenses therein by a second written notice ("Notice of Termination") to the Company. If a Notice of Termination is sent to the Company, the License Agreement will automatically terminate on the effective date of such notice.

b)

During the year ended December 31, 2014, the Company entered into an agreement (the "Advisory Agreement") for the provision of corporate advisory services including, but not limited to, the completion of a Going Public Transaction. Pursuant to the Advisory Agreement, the Company will pay a monthly fee of 5,000 Canadian Dollars (the "Advisory Fee") until May 1, 2016 unless the Advisory Agreement is extended by mutual agreement of the parties. Payment of the Advisory Fee will be deferred until such time as a Going Public Transaction is completed and the Company raises not less than 400,000 Canadian Dollars in its sales of stock and/ or other securities. The Advisory Agreement can be terminated for any reason by either party with ninety days written notice submitted by the party requesting the cancellation. In the event that the cancellation is for cause, the notification period can be reduced to thirty days subject to certain procedural requirements as defined in the Advisory Agreement.

12.	Evaluation of Subsequent Events

Subsequent to December 31, 2014, the Company:

a)	Received subscriptions for 2,027,535 shares of the Company's common stock for proceeds of $279,800. As of the date of these financial statements, the Company had issued 578,261 of the common shares.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the years ended December 31, 2014 and 2013

12.	Evaluation of Subsequent Events (continued)

b)

Entered into a License Agreement whereby the Company was granted an exclusive license under Patent Rights to make, use, offer for sale, import or sell a proprietary latching system developed and patented by the Company's shareholder (the "Licensor"). The License Agreement allows the Company to manufacture or sub-license the patented latching system and provide services utilizing the patented latching system within the United States and its territories and possessions and any foreign countries where Patent Rights exist. The License Agreement does not require the payment of license issue fees or royalties, however, the Company will be required to maintain any fees or costs associated to keep the patent active. The License Agreement will be in effect for the life of the last-to-expire patent or last-to-be-abandoned patent application licensed under this Agreement, whichever is later. The Company will have the right to terminate the Agreement in whole or as to any portion of Patent Rights at any time by giving such notice to the Licensor. Should the Company violate or fail to perform any term of this Agreement, the Licensor may give written notice of such default ("Notice of Default") to the Company. Should the Company fail to repair such default within sixty days, of the effective date of such notice, the Licensor will have the right to terminate the License Agreement and the licenses therein by a second written notice ("Notice of Termination") to the Company. If a Notice of Termination is sent to the Company, the License Agreement will automatically terminate on the effective date of such notice.

c)	Issued 60,000 shares of the Company's common stock pursuant to a settlement agreement with a vendor.

The Company has evaluated subsequent events through April 13, 2015, which is the date the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Current and Prior Auditor:

On December 9, 2014, as a result of the acquisition of FNHI by TruXmart, the Company dismissed B.F. Borgers, CPA, PC, as the independent auditor of FNHI effective immediately after the filing of the September 30, 2014 final stand alone Form 10-K.

Newly Appointed Auditor:

On December 9, 2014, the Company's board of directors approved the engagement of the firm of HJ & Associates, L.L.C. as the Company's independent auditors.

(See Form 8-K filed on December 17, 2014.)

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Accounting Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2014 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weak-nesses.

1. As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

On December 16, 2014, Franchise Holdings International, Inc. (FNHI) entered into a three party Definitive Share Exchange Agreement (the “Agreement”) to acquire all issued and outstanding shares of TruXmart, an Ontario (Canada) corporation located at 8820 Jane St., Vaughan, Ontario CANADA L4K 2M9, for 40,000,000 shares of FNHI (the “FNHI Shares”), when sufficient authorized shares are available, which will represent 91.76% of the outstanding shares of FNHI (the “Share Exchange”), calculated post-issuance. The Agreement was with Steven Rossi (“Rossi”), the sole shareholder of TruXmart and with TruXmart. Prior to the Share Exchange, Rossi held all outstanding shares of TruXmart, consisting of 4,791 Class A common shares and TruXmart owned 2,300,000 common shares of FNHI, representing an 80.961285% ownership stake in FNHI. Pursuant to the Share Exchange, Rossi acquired from TruXmart, its 2,300,000 FNHI common shares and an additional 37,700,000 shares of FNHI from FNHI, when sufficient authorized shares are available, in exchange for all 4,791 outstanding common shares of TruXmart. TruXmart is now the wholly-owned subsidiary of FNHI, with FNHI holding all 4,791 outstanding shares of TruXmart common stock.

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

Mr. Raivio attended Mount Royal College from 1988 to 1989 and Southern Alberta Institute of Technology from 1990 to 1992. He was a General Manager at Video Kingdom from 1990 to 1995 and was involved in the Company’s growth from 2 to 27 stores. He was a manager at Mission plastics from 1995 to 1997. He began his experience in the motor vehicle market in 1997 as a General Manager for Focus Auto Design until 2002 He worked on the development of systems and procedures leading to the Company receiving ISO 9001 registration. Then as a Business Development Manager for Willpak Industries from 2002 to 2003, where he exhibited at SEMA and developed Kia Canada as an OEM customer; and as a General Manager at TGF Bumper & Fender from 2004 through 2010 where he developed the setup and logistics for product importation from Taiwan.

Mr. Lorenzo Rossi received a Master of Education in 1995 from the University of Toronto and a Bachelor of Arts from Laurentian University in 1977. Since 2005 he has been the Computer Science & Communications Technology Department Head at the Cardinal Carter Academy for the Arts of the Toronto Catholic District Schools. Mr. Lorenzo Rossi is the father of Mr. Steven Rossi.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of December 31, 2014, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 2,840,864 common shares were issued and outstanding as of December 31, 2014.

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percentage of Ownership

Steven Rossi
1895 Clements Rd. - Suite 155
Pickering, Ontario, Canada L1W 3R8	2,300,000*	80.96%

Steven Raivio
1895 Clements Rd. - Suite 155
Pickering, Ontario, Canada L1W 3R8	0	0.0%

Lorenzo Rossi
1895 Clements Rd. - Suite 155
Pickering, Ontario, Canada L1W 3R8	0	0.0%

All Officers and Directors as a Group	2,300,000*	80.96%

_______________

* To be increased to 40,000,000 when there are a sufficient number of shares authorized.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent auditor, HJ & Associates L.L.C., Certified Public Accountants, billed an aggregate of $45,500 and $32,000 for the fiscal years ended December 31, 2014 and December 31, 2013, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc. (2)

10.1	Definitive Share Exchange Agreement, dated as of December 16 2014, by and among the Company, Steven Rossi and TruXmart, Ltd. (3)

10.2	Patent license agreement, dated November 26, 2014 (3)

10.3	Corporate Advisory Services Agreement by and between TruXmart, Ltd. and Belair Capital Partners, Inc., dated May 1, 2014 (3)

10.4	Shipping Agreement with Federal Express (FedEX) dated September 26, 2014 (3)

10.5	Shipping Agreement with United Parcel Service (UPS) dated March 31, 2014 (3)

10.6	Warehousing and Shipping with JBF Express dated June 24, 2013 (3)

10.7	Continuous Importation Bond with Globe Express Services (3)

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

(1) Filed as an exhibit to the registrant's Form 10-KSB, filed October 13, 1999 and incorporated by reference herein.

(2) Filed as an exhibit to the registrant’s Form 10-Q, filed April 24, 2009 and incorporated by reference herein.

(3) Filed as an exhibit to the registrant’s Form 8-K, filed on December 17, 2014 and incorporated by reference herein.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Reports on Form 8-K.

8-K filed November 12, 2014 regarding Change of control of the Company and Departure of and election of Officer(s) and Director(s)

8-K filed on December 17, 2014 regarding acquisition of TruXmart, Ltd.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2015	By:	/s/ Steven Rossi
	Name:	Steven Rossi
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Rossi	Dated: April 13, 2015
Steven Rossi
Director

By:	/s/ Lorenzo Rossi	Dated: April 13, 2015
Lorenzo Rossi
Director

By:	/s/ Steven Raivio	Dated: April 13, 2015
Steven Raivio
Director

