Form 10-Q
period 2015-03-31
Franchise Holdings International, Inc.
filed 2015-05-15
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number: 000-27631

FRANCHISE HOLDINGS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	65-0782227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8820 Jane Street Vaughan, Ontario, Canada L4K 2M9
(Address of principal executive offices) (Zip Code)

(888) 554-8789
Registrant's telephone number, including area code

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of April 30, 2015, the number of shares outstanding of the registrant’s class of common stock was 5,892,166.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Financial Statements

Franchise Holdings International, Inc.

For the Three Months Ended March 31, 2015 and 2014

INDEX

Balance Sheets	4

Statements of Operations and Other Comprehensive Loss	5

Statements of Cash Flows	6

Notes to the Interim Financial Statements	7

Franchise Holdings International, Inc.

Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$349,809	$155,735
Accounts receivable	17,064	19,002
Inventory (note 4)	172,543	88,766
Related party receivable (note 9)	7,793	8,278
Prepaid expenses and deposits	7,418	6,102
	554,627	277,883

Capital Assets (note 5)	2,017	-

Intangible Assets (note 6)	10,590	7,589

	$567,234	$285,472

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$317,887	$287,353
Income taxes payable	5,084	5,551
Shareholder loan (note 7)	3,118	-
	326,089	292,904

Shareholder's Equity

Share Capital (note 8)	557	284

Capital Surplus	516,177	140,850

Cumulative Translation Adjustment	23,305	28,842

Share Subscriptions Payable	290,970	386,770

Deficit	(589,864)	(564,178)

	241,145	(7,432)

	$567,234	$285,472

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc.

Statements of Operations and Other Comprehensive Loss

For the three month periods ended March 31, 2015 and 2014

	2015 (Unaudited)	2014 (Unaudited)

Sales	$78,176	$165,256

Cost of Goods Sold	62,286	107,868

Gross Profit	15,890	57,388

Expenses

Amortization	153	52
Bank charges and interest	710	1,450
Loss (gain) on foreign exchange	450	684
Office and general	10,752	11,874
Professional fees	13,984	-
Rent and utilities	2,214	3,959
Repairs and maintenance	3,706	-
Shipping and freight	1,242	18,684
Sales and marketing	8,365	5,165

	41,576	41,868

Income (Loss) before Income Taxes	(25,686)	15,520

Provision for Income Taxes	-	-

Net Income (Loss) for the period	(25,686)	15,520

Other Comprehensive Income (Loss)
Currency translation adjustment	(5,537)	4,804

Comprehensive Income (Loss) for the period	$(31,223)	$20,324

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc.

Statements of Cash Flows

For the three month periods ended March 31, 2015 and 2014

	2015 (Unaudited)	2014 (Unaudited)

Operating Activities

Net Income (Loss) for the period	$(25,686)	$15,520
Items not involving cash:
Amortization of capital assets	44	52
Amortization of intangible assets	109	-
Fair value of services rendered by shareholder	10,072	11,338

	(15,461)	26,910

Net changes in non-cash working capital:

Decrease (increase) in accounts receivable	1,938	(15,692)
Decrease (increase) in inventory	(83,777)	95,813
Decrease (increase) in prepaid expenses and deposits	(1,316)	166
Decrease (increase) in related party receivables	485	-
Increase (decrease) in income taxes payable	(467)	(239)
Increase (decrease) in accounts payable and accrued liabilities	83,684	(107,000)

	547	(26,952)

Cash used in operating activities	(14,914)	(42)

Investing Activities

Capital assets	(2,061)	(159)
Transaction costs	(53,150)	-
Intangible assets	(3,110)	-

Cash used in investing activities	(58,321)	(159)

Financing Activities

Share subscription proceeds	279,800	-
Payments to related parties	(6,954)	(7,293)
Proceeds from related parties	-	278

Cash provided by (used in) financing activities	272,846	(7,015)

Effects of Foreign Currency Translation	(5,537)	4,804

Change in cash	194,074	(2,412)

Cash and cash equivalents - beginning of period	155,735	17,517

Cash and cash equivalents - end of period	$349,809	$15,105

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2015 and 2014

1.	Nature of Operations

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

During the year ended December 31, 2014, the Company completed a reverse acquisition transaction (the "Reverse Acquisition") with TruXmart Ltd. ("TruXmart") a company located at 1895 Clements Road, Unit 155, Pickering, Ontario, Canada. TruXmart designs and distributes truck tonneau covers in Canada and the United States. Prior to the completion of the Reverse Acquisition, TruXmart owned 2,300,000 shares of the Company, representing an 80.96% ownership stake in the Company. Pursuant to the Reverse Acquisition, the sole shareholder of TruXmart acquired the 2,300,000 shares from TruXmart and an additional 37,700,000 shares of the Company from the Company in exchange for all 4,791 Class A common shares of TruXmart. Following completion of the Reverse Acquisition, the former sole shareholder of TruXmart will own 40,000,000 of the 40,540,864 issued and outstanding shares of the Company, representing a 98.67% ownership stake in the Company. As at March 31, 2015, the Company had yet to issue the 37,700,000 shares of its common stock as the Company is in the process of increasing its authorized share capital to allow it to issue such number of shares.

During the year ended December 31, 2014, the Company incurred transaction costs of $299,839 which were included in the net loss and comprehensive loss for the year. As at December 31, 2014, $215,000 of the expenses had been paid in cash and the remaining $84,839 were included in accounts payable and accrued liabilities as they were to be paid subsequent to December 31, 2014.

The transaction has been accounted for as a reverse acquisition, as owners and management of TruXmart have voting and operating control of the Company following completion of the Reverse Acquisition.

The accompanying financial statements include the activities of Franchise Holdings International, Inc., its predecessor corporations and TruXmart.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2015 and 2014

2.	Basis of Presentation

a)	Statement of Compliance

The Company's interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") as issued by the Financial Accounting Standards Board ("FASB"). The Company's fiscal year end is December 31.

The interim consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2014.

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of March 31, 2015, the results of its operations for the three months ended March 31, 2015 and 2014, and its consolidated cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2015.

b)	Basis of Measurement

The Company's interim financial statements have been prepared on the historical cost basis.

c)	Functional and Presentation Currency

These interim financial statements are presented in United States Dollars. The functional currency of the Company is the Canadian Dollar.

d)	Use of Estimates

The preparation of interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2015 and 2014

3.	Significant Accounting Policies

The accounting polices used in the preparation of these interim financial statements are consistent with those of the Company's audited financial statements for the year ended December 31, 2014.

4.	Inventory

Inventory is comprised of:

	March 31, 2015	December 31, 2014

Finished goods	$163,404	$79,527
Promotional items	5,981	6,023
Raw materials	3,158	3,216

	$172,543	$88,766

5.	Capital Assets

	March 31, 2015
	Cost	Accumulated Amortization	Net	December 31, 2014 Net

Equipment	$2,061	$44	$2,017	$-

6.	Intangible Assets

Intangible assets consist of costs incurred to establish the TruXmart Tri-Fold and Smart Fold patent technology as well as costs incurred to develop the Company's website. The patent was issued August 26, 2014. The patent will be amortized on a straight-line basis over its useful life of 25 years. As the website was not yet complete as at March 31, 2015, the Company has not amortized the website during the period ended March 31, 2015.

	March 31, 2015
	Cost	Accumulated Amortization	Net	December 31, 2014 Net

Patent	$7,718	$238	$7,480	$7,589
Website	3,110	-	3,110	-

	$10,828	$238	$10,590	$7,589

7.	Shareholder Loan

During the period ended March 31, 2015, the Company received aggregate advances of $Nil (2014 - $278) and made aggregate payments of $6,954 (2014 - $7,293) with a shareholder. The advances are non-interest bearing and payable on demand.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2015 and 2014

8.	Share Capital

The Company is authorized to issue 20,000,000 shares of its common stock with a par value of $0.0001. All shares are ranked equally with regards to the Company's residual assets.

During the year ended December 31, 2014, the Company received subscriptions for 2,775,360 shares of its common stock for proceeds of $383,000. As at December 31, 2014, the shares had yet to be issued and the full amount of the proceeds was included in share subscriptions payable. During the three months ended March 31, 2015, the Company issued 2,413,041 of the common shares.

During the three months ended March 31, 2015, the Company received subscriptions for 2,027,536 shares of its common stock for proceeds of $279,800. During the three months ended March 31, 2015, the Company issued 308,694 of the common shares, with the remaining 1,718,842 yet to be issued, the proceeds of which are included in share subscriptions payable as at March 31, 2015. Subsequent to March 31, 2015, 269,565 of the common shares were issued.

The Company's net loss per weighted average number of shares outstanding for the three month periods ended March 31, 2015 and 2014 are as follows:

	2015	2014

Net income (loss) for the period	$(25,686)	$15,520

Weighted average number of shares (basic and diluted)	3,403,907	100

Income (Loss) per weighted average share (basic and diluted)	$-	$155

As at March 31, 2015 and December 31, 2014, the Company's authorized, issued and outstanding share capital is as follows:

	March 31, 2015	December 31, 2014

5,562,601 common shares (December 31, 2014 - 2,840,864)	$557	$284

9.	Related Party Transactions

During the period ended March 31, 2015, the Company recorded office and general expenses of $10,072 (2014 - $11,338) related to the fair market value of services rendered to the Company by its shareholder. The full amount was charged to the shareholder loan account.

During the period ended March 31, 2015, the Company incurred repairs and maintenance expenses of $3,706 related to its prior office space which is owned by an officer of the Company.

As at March 31, 2015, the Company had $7,793 (December 31, 2014 - $8,278) receivable from a related party that is a company controlled by an officer of the Company. The amounts are non-interest bearing and are repayable on demand.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2015 and 2014

10.	Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred bad debt expense of $Nil during the period ended March 31, 2015 (2014 - $Nil).

Currency Risk

The Company is exposed to currency risk on its sales and purchases denominated in Canadian Dollars. The Company actively manages these risks by adjusting its pricing to reflect currency fluctuations and purchasing foreign currency at advantageous rates.

As at March 31, 2015, cash includes 25,074 Canadian Dollars (2014 - 4,379 Canadian Dollars), accounts receivable includes 14,371 Canadian Dollars (2014 - 14,613 Canadian Dollars), accounts payable and accrued expenses include 107,943 Canadian Dollars (2014 - 40,171 Canadian Dollars) and income taxes payable includes 6,439 Canadian Dollars (2014 - Nil Canadian Dollars).

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

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2015 and 2014

10.	Financial Instruments (continued)

Concentration of Customer Risk

The following table includes the percentage of the Company's sales to significant customers for the three months ended March 31, 2015 and 2014. A customer is considered to be significant if they account for greater than 10% of the Company's annual sales.

	2015	2014

Customer A	48.5	57.3
Customer B	27.3	16.0

	75.8	73.3

The loss of any of these key customers could have an adverse effect on the Company's business.

11.	Commitments

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

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three months ended March 31, 2015 and 2014

11.	Commitments (continued)

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

12.	Comparative Figures

Certain comparative figures have been re-classified to conform to the current period's presentation.

13.	Evaluation of Subsequent Events

The Company has evaluated subsequent events through May 15, 2015, which is the date the financial statements were available to be issued. On April 6, 2015, 269,565 shares of the Company’s common stock were issued to subscribers at $.138 per share. The proceeds of such were received by the Company during the three months ended March 31, 2015. Also on April 6, 2015, 60,000 shares of the Company’s common stock were issued to Ryan Goulding Services, LLC, for services performed, pursuant to a settlement agreement, dated February 12, 2015, by and among the Company, Securities Counselors, Inc. and Belair Capital Partners, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of FNHI for the three months ended March 31, 2015 and 2014, and the notes thereto. Additional information relating to FNHI is available at www.fnhi.net

Safe Harbor for Forward-Looking Statements

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

Results of Operations

Revenue

For the three months ended March 31, 2015, revenue generated from the entire line of TruXmart products was $78,176, as compared to $165,256 for the three months ended March 31, 2014. The year over year decrease of approximately 53% was mainly attributable to the preparation of releasing new product lines and limited stock in the warehouse.

For the three months ended March 31, 2015, revenue generated in Canada was $28,665 compared to $43,845 for the same period in 2014, a decrease of 35%. The relative weakening of the Canadian Dollar compared to the United States Dollar during the first quarter of fiscal 2015 had a negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. Canadian Dollar Sales decreased to CDN$35,577 from CDN$48,339, a decrease of 26% during the three months ended March 31, 2015. For the three months ended March 31, 2015 revenue generated in the United States was $49,511 compared to $121,411 for the same period in 2014. This represents a decrease in US- source revenue of approximately 59% year over year. This decrease in the US is limited inventory in stock

Sales from online retailers of the TruXmart products decreased from $113,927 in 2014 to $42,108 in 2015, a decrease of 63%. The online retailers accounted for over 53% of total revenue for the three months ended March 31, 2015, compared to 68% for the three months ended March 31, 2014. Distributor sales decreased from $12,541 in 2014, to $8,413 in 2015.

Currently, TruXmart has two major distributors in Canada, one in the United States, along with its own contracted distribution and inventory facility in Depew, NY. This does not include multiple independent online retailers.

Although TruXmart currently supports a total of 10 dealers and distributors, TruXmart believes the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer’s customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales decreased by 42% from $107,868 to $62,286, representing 80% of revenue. This decrease was primarily due to a corresponding decrease in sales for the period as well as the addition of shipping and freight costs to cost of sales which were expensed in prior periods. Our cost of sales, as a percentage of sales, was approximately 65% and 80% for the three months ended March 31, 2014 and 2015, respectively.

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

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 were $41,576 compared to $41,868 for the three months ended March 31, 2014. Our office and general expense decreased by $1,122, from $11,874 to $10,752. The decrease is a result of the fact that, as the majority of TruXmart’s office and general expenses are dominated in Canadian Dollars, fluctuations in the foreign exchange rate between the Canadian and United States Dollars had an advantageous result when translating these amounts into United States Dollars for financial reporting purposes. Shipping and freight decreased by $17,442 from $18,684 to $1,242. The decrease is a result of a change in how shipping expenses have been recorded - during fiscal 2015, the majority of the Company’s shipping and freight costs have been included in cost of sales. Sales and marketing increased $3,200 from $5,165 to $8,365. This increase due to increased personnel costs paid for sales services. Professional fees which include accounting, legal and consulting fees increased from $Nil for the three months ended March 31, 2014 to $13,984 for the three months ended March 31, 2015 as a result of a consulting contract entered into by the Company during May 2014. The Company also incurred repairs and maintenance expenses of $3,706 on its previous premises during the quarter ended March 31, 2015. The Company did not incur any such expenses during the quarter ended March 31, 2014.

Net Loss

Net loss for the three months ended March 31, 2015 was $25,686 compared to net income of $15,520 for the three months ended March 31, 2014. The decrease in the net income was due to reduced sales as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased from $155,735 at December 31, 2014 to $349,809 at March 31, 2015. This increase was primarily the result of proceeds from share subscriptions received during the three months ended March 31, 2015 of $279,800. Accounts receivable decreased by $1,938 from $19,002 at December 31, 2014 to $17,064 at March 31, 2015. Inventory increased by $83,777 from $88,766 at December 31, 2014 to $172,543 at March 31, 2015 largely as a result of the timing of the receipt of inventory shipments. Accounts payable and accrued liabilities increased by $30,534 from $287,353 at December 31, 2014 to $317,887 at March 31, 2015. The increase in payables is related to transaction costs incurred during the fiscal year ended December 31, 2014.

Financing Activities

During the first three months of 2014, TruXmart funded working capital requirements principally through cash flows from operations and stockholder loans when required. The Company has been able to raise capital through private placements of shares of the Company’s common stock. During the three months ended March 31, 2015, the Company has received subscriptions for 2,027,537 shares of its common stock for proceeds of $279,800.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

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

1. As of March 31, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of March 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2015, based on the criteria established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the COSO.

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

Inherent Limitations over Internal Controls

FNHI’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within FNHI have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were effective at that reasonable assurance level, as of the end of the period covered by this Form 10-Q. Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding and, to our knowledge, none is contemplated or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, the Company completed the following unregistered sales of equity securities, each pursuant to a subscription agreement, dated between February 10, 2015 and March 31, 2015, all pursuant to Rule 506(b) of Regulation D:

1. Luigi Ruffolo purchased 100,000 shares for $13,800.

2. Santerra Asset Management and Development, Inc. purchased 108,696 shares for $15,000.

3. Jospeh Panetta purchased 108,696 shares for $15,000.

4. Donal Bayer purchased 362,319 shares for $50,000, which shares have yet to be issued.

5. Sonia Platnick purchased 724,638 shares for $100,000, which shares have yet to be issued.

6. Robert Oliva purchased 362,319 shares for $50,000, which shares have yet to be issued.

7. Nadia Milton purchased 7,247 shares for $1,000.

8. Rocco Pannese purchased 36,232 shares for $5,000.

9. Bettie DiFeo purchased 36,232 shares for $5,000.

10. Nello Cappabocia purchased 36,232 shares for $5,000.

11. Elisa Urbano purchased 72,462 shares for $10,000.

12. Michael Zanini purchased 36,232 shares for $5,000.

13. Christian Mancini purchased 36,232 shares for $5,000.

Each sale above was at a price per share of $.138.

Ryan Goulding Services, LLC was issued 60,000 shares of common stock on April 6, 2015, as part of a settlement for legal services provided, pursuant to a Settlement Agreement, dated February 12, 2015, in accordance with Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Submission ofMatters to a Vote of Security Holders

None.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1*	Articles of Incorporation
3.2*	By-Laws
3.3#	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc.
10.1	Form of Subscription Agreement, by and between FNHI and certain subscribers, dated February 10, 2015
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

_____________

* Filed as an exhibit to the registrant's Form 10-QSB, filed October 13, 1999 and incorporated by reference herein.

# Filed as an exhibit to the registrant’s Form 10-Q, filed April 24, 2009 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: May 15, 2015	By:	/s/ Steven Rossi
Steven Rossi, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2015	By:	/s/ Steven Rossi
Steven Rossi, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

