Form 10-Q
period 2015-06-30
Franchise Holdings International, Inc.
filed 2015-08-19
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2015

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

___________________________________________________________________
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

As of July 30, 2015, the number of shares outstanding of the registrant’s class of common stock was 66,785,082.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Financial Statements

Franchise Holdings International, Inc.

For the Three and Six Months Ended June 30, 2015 and 2014

INDEX

Balance Sheets	4

Statements of Operations and Other Comprehensive Loss	5

Statements of Cash Flows	6

Notes to the Interim Financial Statements	7

Franchise Holdings International, Inc.

Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014
Assets

Current Assets
Cash and cash equivalents	$91,704	$155,735
Accounts receivable	86,970	19,002
Inventory (note 4)	249,960	88,766
Related party receivable (note 9)	7,990	8,278
Other receivables	28,140	-
Prepaid expenses and deposits (note 11)	2,011,006	6,102
	2,475,770	277,883

Capital Assets (note 5)	29,062	-

Intangible Assets (note 6)	10,870	7,589

	$2,515,702	$285,472

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$303,914	$287,353
Income taxes payable	5,155	5,551
Shareholder loan (note 7)	-	-
	309,069	292,904

Shareholder's Equity

Share Capital (note 8)	6,440	284

Capital Surplus	3,622,228	140,850

Cumulative Translation Adjustment	5,503	28,842

Share Subscriptions Payable	-	386,770

Share Subscriptions Receivable	(15,500)	-

Deficit	(1,412,038)	(564,178)

	2,206,633	(7,432)

	$2,515,702	$285,472

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc.

Statements of Operations and Other Comprehensive Loss

For the periods ended June 30

	Three Months Ended		Six Months Ended
	June 30, 2015 (Unaudited)	June 30, 2014 (Unaudited)	June 30, 2015 (Unaudited)	June 30, 2014 (Unaudited)

Sales	$192,096	$164,908	$270,272	$330,164

Cost of Goods Sold	155,721	118,978	218,007	226,846

Gross Profit	36,375	45,930	52,265	103,318

Expenses

Amortization	264	52	417	104
Bank charges and interest	3,905	440	4,615	1,890
Loss (gain) on foreign exchange	(2,051)	2,282	(1,601)	2,966

Office and general	22,775	12,753	33,527	24,627
Professional fees (note 11)	632,836	10,373	646,820	10,373
Product development	212	4,738	212	4,738
Rent and utilities	12,881	4,023	15,095	7,982
Repairs and maintenance	18	-	3,724	-
Shipping and freight	48,287	20,049	49,529	38,733
Sales and marketing	101,142	28,746	109,507	33,911
Transaction costs	38,280	-	38,280	-

	858,549	83,456	900,125	125,324

Loss before Income Taxes	(822,174)	(37,526)	(847,860)	(22,006)

Provision for Income Taxes	-	-	-	-

Loss for the period	(822,174)	(37,526)	(847,860)	(22,006)

Other Comprehensive Income (Loss)
Currency translation adjustment	(17,802)	(3,673)	(23,339)	1,131

Comprehensive Loss for the period	$(839,976)	$(41,199)	$(871,199)	$(20,875)

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc.

Statements of Cash Flows

For the periods ended June 30

	June 30, 2015 (Unaudited)	June 30, 2014 (Unaudited)

Operating Activities
Net Income (Loss) for the period	$(847,860)	$(22,006)
Items not involving cash flow from operations:
Transaction costs	38,280	-
Items not involving cash:
Amortization of capital assets	198	104
Amortization of intangible assets	219	-
Professional fees paid in shares	517,664	-
Sales and marketing fees paid in shares	73,500	-
Fair value of services rendered by shareholder	-	25,000
	(217,999)	3,098
Net changes in non cash working capital:
Decrease (increase) in accounts receivable	(67,968)	(18,922)
Decrease (increase) in inventory	(161,194)	93,381
Decrease (increase) in prepaid expenses and deposits	1,116	166
Decrease (increase) in related party receivables	288	-
Decrease (increase) in other receivables	(28,140)	-
Increase (decrease) in income taxes payable	(396)	(219)
Increase (decrease) in accounts payable and accrued liabilities	96,431	(41,305)
	(159,863)	33,101
Cash provided by (used in) operating activities	(377,862)	36,199

Investing Activities
Capital assets	(29,260)	(220)
Transaction costs	(69,870)	-
Intangible assets	(3,500)	-
Cash used in investing activities	(102,630)	(220)

Financing Activities
Share subscription proceeds	439,800	-
Payments to related parties	-	(11,849)

Cash provided by (used in) financing activities	439,800	(11,849)

Effects of Foreign Currency Translation	(23,339)	879

Change in cash	(64,031)	25,009
Cash and cash equivalents beginning of period	155,735	17,517
Cash and cash equivalents end of period	$91,704	$42,526

Significant Non Cash Transactions Not Disclosed Above
Common Shares issued to service providers	$2,660,964	$-

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the six months ended June 30, 2015 and 2014

1. Nature of Operations

Franchise Holdings International, Inc. (the "Company") was incorporated in the State of Nevada on April 2, 2003. FSGI Corporation was incorporated in the State of Florida on May 15, 1997, and in a reorganization on December 21, 1998 with another corporation named The Martial Arts Network On Line, Inc. (originally incorporated in Florida on May 23, 1996) changed its name to TMAN Global.Com, Inc. Franchise Holdings International, Inc. and TMAN Global.Com, Inc. consummated a merger on April 30, 2003 whereby Franchise Holdings International, Inc. exchanged 1 common share for all the 90,861 outstanding common shares of TMAN Global.Com, Inc. The purpose of the transaction was a change of domicile. Pursuant to the merger terms, Franchise Holdings International, Inc. was the surviving corporation and TMAN Global.Com, Inc. ceased to exist.

During the year ended December 31, 2014, the Company completed a reverse acquisition transaction (the "Reverse Acquisition") with TruXmart Ltd. ("TruXmart") a company located at 1895 Clements Road, Unit 155, Pickering, Ontario, Canada. TruXmart designs and distributes truck tonneau covers in Canada and the United States. Prior to the completion of the Reverse Acquisition, TruXmart owned 2,300,000 shares of the Company, representing an 80.96% ownership stake in the Company. Pursuant to the Reverse Acquisition, the sole shareholder of TruXmart acquired the 2,300,000 shares from TruXmart and an additional 37,700,000 shares of the Company from the Company in exchange for all 4,791 Class A common shares of TruXmart. Following completion of the Reverse Acquisition, the former sole shareholder of TruXmart will own 40,000,000 of the 40,540,864 issued and outstanding shares of the Company, representing a 98.67% ownership stake in the Company. During the six months ended June 30, 2015, the Company issued the 37,700,000 shares of its common stock.

During the year ended December 31, 2014, the Company incurred transaction costs of $299,839 which were included in the net loss and comprehensive loss for the year. As at December 31, 2014, $215,000 of the expenses had been paid in cash and the remaining $84,839 were included in accounts payable and accrued liabilities as they were to be paid subsequent to December 31, 2014. During the six months ended June 30, 2015, the Company paid $53,150 of the amounts included in accounts payable and accrued liabilites as at December 31, 2014. As at June 30, 2015, $31,689 of the transaction costs were included in accounts payable and accrued liabilities.

The transaction has been accounted for as a reverse acquisition, as owners and management of TruXmart have voting and operating control of the Company following completion of the Reverse Acquisition

The accompanying financial statements include the activities of Franchise Holdings International, Inc., its predecessor corporations and TruXmart.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the six months ended June 30, 2015 and 2014

2. Basis of Presentation and Going Concern

a) Statement of Compliance

The Company's interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") as issued by the Financial Accounting Standards Board ("FASB"). The Company's fiscal year end is December 31.

The interim consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10 Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2014.

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of June 30, 2015, the results of its operations for the three and six months ended June 30, 2015 and 2014, and its consolidated cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2015.

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

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the six months ended June 30, 2015 and 2014

2. Basis of Presentation and Going Concern (continued)

e) Going Concern

These interim unaudited financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the six month period ended June 30, 2015, the Company incurred a net loss of $847,860 (2014 $22,006), and as of that date, the Company’s deficit was $1,412,038 (2014 $106,843). While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

3. Significant Accounting Policies

The accounting polices used in the preparation of these interim financial statements are consistent with those of the Company's audited financial statements for the year ended December 31, 2014.

4. Inventory

Inventory is comprised of:

	June 30, 2015	December 31, 2014

Finished goods	$234,944	$79,527
Promotional items	11,876	6,023
Raw materials	3,140	3,216

	$249,960	$88,766

5. Capital Assets

	June 30, 2015
	Cost	Accumulated Amortization	Net	December 31, 2014 Net

Equipment	$2,102	$93	$2,009	$-
Product molds	26,547	-	26,547	-
Computers	610	104	506	-

	$29,259	$197	$29,062	$-

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the six months ended June 30, 2015 and 2014

6. Intangible Assets

Intangible assets consist of costs incurred to establish the TruXmart Tri Fold and Smart Fold patent technology as well as costs incurred to develop the Company's website. The patent was issued August 26, 2014. The patent will be amortized on a straight line basis over its useful life of 25 years. As the website was not yet complete as at June 30, 2015, the Company has not amortized the website during the period ended June 30, 2015.

	June 30, 2015
	Cost	Accumulated Amortization	Net	December 31, 2014 Net

Patent	$7,718	$348	$7,370	$7,589
Website	3,500	-	3,500	-

	$11,218	$348	$10,870	$7,589

7. Shareholder Loan

During the period ended June 30, 2015, the Company received aggregate advances of $Nil (2014 $278) and made aggregate payments of $6,954 (2014 $7,293) with a shareholder. The advances are non interest bearing and payable on demand.

8. Share Capital

The Company is authorized to issue 100,000,000 shares of its common stock with a par value of $0.0001. All shares are ranked equally with regards to the Company's residual assets.

During the year ended December 31, 2014, the Company received subscriptions for 2,775,360 shares of its common stock at a price of $0.138 per share for proceeds of $383,000. As at December 31, 2014, the shares had yet to be issued and the full amount of the proceeds was included in share subscriptions payable. During the six months ended June 30, 2015, the Company issued the common shares.

During the six months ended June 30, 2015, the Company issued 2,849,992 shares of its common stock at an average price of $0.155 per share for proceeds of $439,800.

During the six months ended June 30, 2015, the Company issued 60,000 shares of its common stock at a price of $0.138 per share to Ryan Goulding Services, LLC, for services performed, pursuant to a settlement agreement, dated February 12, 2015, by and among the Company, Securities Counselors, Inc. and Belair Capital Partners, Inc. The fair value of the common shares of $8,280 has been expensed as transaction costs during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company issued 2,178,866 shares of its common stock at a price of $0.138 per share as settlement for amounts payable pursuant to an advisory agreement disclosed in note 11(b). Of the total fair value of the common shares of $300,684, $40,000 was included in professional fees expense during the year ended December 31, 2014 and was included in accounts payable and accrued liabilities as at that date. The remaining $260,684 has been expensed as professional fees during the six months ended June 30, 2015.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the six months ended June 30, 2015 and 2014

8. Share Capital (continued)

During the six months ended June 30, 2015, the Company issued 500,000 shares of its common stock to a key sales consultant with respect to services rendered to the Company at a deemed price of $0.147 per share. The fair value of $73,500 is included in sales and marketing expense for the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company issued 15,500,000 to various consultants and advisors pursuant to agreements disclosed in notes 11(c) through (g) at a deemed price of $0.147 per share.

The deemed price of $0.147 used to value the common shares issued to the sales and other consultants was calculated as the weighted average price per share for all subscriptions for common shares of the Company's stock that were paid in cash during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company issued 37,000,000 shares of its common stock to the former sole shareholder of TruXmart in connection with the Reverse Acquisition described in note 1.

The Company's net loss per weighted average number of shares outstanding for the six month periods ended June 30, 2015 and 2014 are as follows:

	2015	2014

Net income (loss) for the period	$(847,860)	$(22,006)

Weighted average number of shares (basic and diluted)	13,556,886	100

Income (Loss) per weighted average share (basic and diluted)	$0	$(220)

The Company's net loss per weighted average number of shares outstanding for the three month periods ended June 30, 2015 and 2014 are as follows:

	2015	2014

Net income (loss) for the period	$(822,174)	$(37,526)

Weighted average number of shares (basic and diluted)	23,662,690	100

Income (Loss) per weighted average share (basic and diluted)	$0	$(375)

As at June 30, 2015 and December 31, 2014, the Company's authorized, issued and outstanding share capital is as follows:

	June 30, 2015	December 31, 2014

64,405,082 common shares (December 31, 2014 2,840,864)	$6,440	$284

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the six months ended June 30, 2015 and 2014

9. Related Party Transactions

During the period ended June 30, 2015, the Company recorded office and general expenses of $30,673 (2014 $22,800) related to services rendered to the Company by its shareholder. The full amount was charged to the shareholder loan account.

During the period ended June 30, 2015, the Company incurred repairs and maintenance expenses of $3,706 related to its prior office space which is owned by an officer of the Company.

As at June 30, 2015, the Company had $7,990 (December 31, 2014 $8,278) receivable from a related party that is a company controlled by an officer of the Company. The amounts are non interest bearing and are repayable on demand.

10. Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred bad debt expense of $Nil during the period ended June 30, 2015 (2014 $Nil).

Currency Risk

The Company is exposed to currency risk on its sales and purchases denominated in Canadian Dollars. The Company actively manages these risks by adjusting its pricing to reflect currency fluctuations and purchasing foreign currency at advantageous rates.

As at June 30, 2015, cash includes 19,202 Canadian Dollars (2014 26,935 Canadian Dollars), accounts receivable includes 61,627 Canadian Dollars (2014 33,531 Canadian Dollars), accounts payable and accrued expenses include 71,346 Canadian Dollars (2014 42,979 Canadian Dollars) and income taxes payable includes 6,439 Canadian Dollars (2014 Nil Canadian Dollars).

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its obligations associated with financial liabilities. The Company relies on cash flows generated from operations, as well as injections of capital through the issuance of the Company's capital stock to settle its liabilities when they become due.

Interest Rate Risk

The Company is not exposed to significant interest rate risk due to the short term maturity of its monetary current assets and current liabilities.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the six months ended June 30, 2015 and 2014

10. Financial Instruments (continued)

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

Concentration of Customer Risk

The following table includes the percentage of the Company's sales to significant customers for the six months ended June 30, 2015 and 2014. A customer is considered to be significant if they account for greater than 10% of the Company's annual sales.

	2015	2014

Customer A	34.4	54.0
Customer B	30.6	19.3

	65.0	73.3

The loss of any of these key customers could have an adverse effect on the Company's business.

11. Commitments

a) During the year ended December 31, 2014, the Company entered into a License Agreement whereby the Company was granted an exclusive license under Patent Rights to make, use, offer for sale, import or sell a proprietary latching system developed and patented by the Company's shareholder (the "Licensor"). The License Agreement allows the Company to manufacture or sub license the patented latching system and provide services utilizing the patented latching system within the United States and its territories and possessions and any foreign countries where Patent Rights exist. The License Agreement does not require the payment of license issue fees or royalties, however, the Company will be required to maintain any fees or costs associated to keep the patent active. The License Agreement will be in effect for the life of the last to expire patent or last to be abandoned patent application licensed under this Agreement, whichever is later. The Company will have the right to terminate the Agreement in whole or as to any portion of Patent Rights at any time by giving such notice to the Licensor. Should the Company violate or fail to perform any term of this Agreement, the Licensor may give written notice of such default ("Notice of Default") to the Company. Should the Company fail to repair such default within sixty days, of the effective date of such notice, the Licensor will have the right to terminate the License Agreement and the licenses therein by a second written notice ("Notice of Termination") to the Company. If a Notice of Termination is sent to the Company, the License Agreement will automatically terminate on the effective date of such notice.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the six months ended June 30, 2015 and 2014

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

During the period ended June 30, 2015, the Advisory Agreement was amended by the parties such that the Company was to issue a number of shares of its common stock representing 4.99% of the issued and outstanding shares at the time of the amendment as full and final settlement of the accrued fees owing per the Advisory Agreement. During the period ended June 30, 2015, the Company issued 2,178,866 shares of its common stock with a fair value of $300,684 as settlement of the outstanding fees owed pursuant to the Advisory Agreement.

c) During the period ended June 30, 2015, the Company entered into an agreement (the "Business Advisory Agreement") for the provision of various business advisory services including, but not limited to, marketing, business and product development, and supplier and customer relationship management for a period of 365 days. In exchange for these services, the Company was to issue 3,200,000 shares of its capital stock with a fair value of $470,400. The fair value, less cash subscription proceeds of $3,200, will be recognized as an expense over the term of the Business Advisory Agreement starting in the six months ended June 30, 2015. Included in professional fees for the six months ended June 30, 2015, is $10,240 related to this Business Advisory Agreement. Included in prepaid expenses as at June 30, 2015 is $456,960 related to this Business Advisory Agreement which will be expensed as professional fees on a straight line basis over the 365 day term of the Business Advisory Agreement.

The Business Advisory Agreement can be terminated for any reason by either party with thirty days written notice submitted by the party requesting the cancellation.

d) During the period ended June 30, 2015, the Company entered into an agreement (the "Service Agreement") for the provision of various services including, but not limited to, corporate branding, communications strategies and corporate strategy for a period of 180 days. In exchange for these services, the Company was to issue 2,900,000 shares of its capital stock with a fair value of $426,300. The fair value, less cash subscription proceeds of $2,900, will be recognized as an expense over the term of the Service Agreement. Included in professional fees for the six months ended June 30, 2015, is $37,636 related to this Service Agreement. Included in prepaid expenses as at June 30, 2015 is $385,764 related to this Service Agreement which will be expensed as professional fees on a straight line basis over the 180 day term of the Service Agreement.

The Service Agreement can be terminated for any reason by either party with ten days written notice submitted by the party requesting the cancellation.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the six months ended June 30, 2015 and 2014

11. Commitments (continued)

e) During the period ended June 30, 2015, the Company entered into an agreement (the "Service Agreement") for the provision of various services including, but not limited to, business, product, and relationship development and corporate strategy for a period of 180 days. In exchange for these services, the Company was to issue 3,000,000 shares of its capital stock with a fair value of $441,000. The fair value, less cash subscription proceeds of $3,000, will be recognized as an expense over the term of the Service Agreement. Included in professional fees for the six months ended June 30, 2015, is $58,400 related to this Service Agreement. Included in prepaid expenses as at June 30, 2015 is $379,600 related to this Service Agreement which will be expensed as professional fees on a straight line basis over the 180 day term of the Service Agreement.

The Service Agreement can be terminated for any reason by either party with ten days written notice submitted by the party requesting the cancellation.

f) During the period ended June 30, 2015, the Company entered into an agreement (the "Business Advisory Agreement") for the provision of various business advisory services including, but not limited to, funding and financing strategies and capital structure planning and management for a period of 180 days. In exchange for these services, the Company was to issue 3,300,000 shares of its capital stock with a fair value of $485,100. The fair value, less cash subscription proceeds of $3,300, will be recognized as an expense over the term of the Business Advisory Agreement. Included in professional fees for the six months ended June 30, 2015, is $80,300 related to this Business Advisory Agreement. Included in prepaid expenses as at June 30, 2015 is $401,500 related to this Business Advisory Agreement which will be expensed as professional fees on a straight line basis over the 180 day term of the Business Advisory Agreement.

The Business Advisory Agreement can be terminated for any reason by either party with thirty days written notice submitted by the party requesting the cancellation.

g) During the period ended June 30, 2015, the Company entered into an agreement (the "Marketing Services Agreement") for the provision of various business advisory services including, but not limited to, strategic marketing and brand development and communications and branding research for a period of 180 days. In exchange for these services, the Company was to issue 3,100,000 shares of its capital stock with a fair value of $455,700. The fair value, less cash subscription proceeds of $3,100, will be recognized as an expense over the term of the Marketing Services Agreement. Included in professional fees for the six months ended June 30, 2015, is $70,404 related to this Marketing Service Agreement. Included in prepaid expenses as at June 30, 2015 is $382,196 related to this Marketing Services Agreement which will be expensed as professional fees on a straight line basis over the 180 day term of the Marketing Services Agreement.

The Marketing Services Agreement can be terminated for any reason by either party with thirty days written notice submitted by the party requesting the cancellation.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the six months ended June 30, 2015 and 2014

12. Comparative Figures

Certain comparative figures have been re classified to conform to the current period's presentation.

13. Evaluation of Subsequent Events

The Company has evaluated subsequent events through August 18, 2015, which is the date the financial statements were available to be issued. Subsequent to June 30, 2015 the Company issued 2,380,000 common shares at a deemed price of $0.147 per share in exchange for cash of $2,380 and services in the amount of $347,480 that are expected to be rendered in the future.

The deemed price of $0.147 used to value the common shares was calculated as the weighted average price per share for all subscriptions for common shares of the Company's stock that were paid in cash during the six months ended June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of FNHI for the six months ended June 30, 2015 and 2014, and the notes thereto. Additional information relating to FNHI is available at www.fnhi.net

Safe Harbor for Forward-Looking Statements

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

Results of Operations

Revenue

For the six months ended June 30, 2015, revenue generated from the entire line of TruXmart products was $270,272, as compared to $330,164 for the six months ended June 30, 2014. The year over year decrease of approximately 18% was mainly attributable to the preparation of releasing new product lines and limited stock in the warehouse. For the three months ended June 30, 2015, revenue generated from the entire line of TruXmart products was $192,096, as compared to $164,908 for the three months ended June 30, 2014. The year over year increase of approximately 16% was mainly attributable to the release of a new product line during the quarter and having sufficient levels of inventory to fulfill orders.

For the six months ended June 30, 2015, revenue generated in Canada was $119,823 compared to $104,161 for the same period in 2014, an increase of 15%. This increase in sales is attributable to the introduction of the new products into Canada as a test market before introducing into the USA. For the three months ended June 30, 2015, revenue generated in Canada was $90,618 compared to $60,316 for the same period in 2014, an increase of 50%. The relative weakening of the Canadian Dollar compared to the United States Dollar during the first six months of fiscal 2015 continued to have a negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. Canadian Dollar Sales increased to CDN$148,017 from CDN$114,213, an increase of 30% during the six months ended June 30, 2015. For the three months ended June 30, 2015, Canadian Dollar sales increased to CDN$112,440 from CDN$65,874 during the three months ended June 30, 2014. For the six months ended June 30, 2015 revenue generated in the United States was $150,449 compared to $226,003 for the same period in 2014. For the three months ended June 30, 2015 revenue generated in the United States was $100,938 compared to $104,592 for the same period in 2014. These represent year-over-year decreases in US- source revenue of approximately 33% and 3%, respectively, and is primarily attributable to limited inventory in stock.

Sales from online retailers of the TruXmart products decreased from $212,727 in the six months ended June 30, 2014 to $139,043 in the six months ended June 30, 2015, a decrease of 35%. The online retailers accounted for over 65% of total revenue for the six months ended June 30, 2015, compared to 53% for the six months ended June 30, 2014. Distributor sales decreased from $88,881 in 2014, to $82,594 in 2015.

Sales from online retailers of the TruXmart products decreased from $103,415 in the three months ended June 30, 2014 to $102,113 in the three months ended June 30, 2015, a decrease of 1.27%. The online retailers accounted for over 47% of total revenue for the three months ended June 30, 2015, compared to 60% for the three months ended June 30, 2014. Distributor sales increased from $38,219 in 2014, to $62,280 in 2015.

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

Cost of Sales

Cost of sales decreased for the first six months of 2015 as compared to the first six months of 2014 by 4% from $226,846 to $218,007, representing 81% of revenue. This decrease was primarily due to a decrease in sales for the period. Our cost of sales, as a percentage of sales, was approximately 69% and 81% for the six months ended June 30, 2014 and 2015, respectively. During the three months ended June 30, 2015, cost of sales increased by 31% to $155,721 from $118,978 in the three months ended June 30, 2014. This increase was due to increased sales for the period. Cost of sales, as a percentage of sales was approximately 72% and 81% for the three months ended June 30, 2014 and 2015. These increases, and the corresponding decreases in gross margin is primarily related to the fluctuation foreign exchange rate used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting. Freight costs represent 17% of our costs of goods sold whereas in 2014 it accounted for 25%.

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

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 were $900,125 compared to $125,324 for the six months ended June 30, 2014, while they amounted to $858,549 and $83,456 for the three month periods ended June 30, 2015 and 2014 respectively. Our office and general expense increased by $8,900, from $24,627 to $33,527, during the six months ended June 30, 2015 and $10,022, from $12,753 to $22,775, during the three months ended June 30, 2015. These increases are a result of increased compensation paid to Steve Rossi with respect to services rendered to the Company year over year. Shipping and freight increased by $10,796, from $38,733 to $49,529, during the six months ended June 30, 2015 and by $28,198, from $20,049 to $48,287, during the three months ended June 30, 2015. These increases are a result of starting to ship our new hard cover during the quarter ended June 30, 2015 which costs about twice the amount of the current tonneau cover to ship. Sales and marketing increased $75,596 from $33,911 to $109,507 during the six months ended June 30, 2015 and by $72,396 from $28,746 to $101,142 during the three months ended June 30, 2015. These increases are due to increased personnel costs paid for sales services, as well as the fair value of 500,000 shares of the Company’s common stock issued to a key sales representative during the quarter ended June 30, 2015. Professional fees which include accounting, legal and consulting fees increased from $10,373 for the six months ended June 30, 2014 to $646,820 for the six months ended June 30, 2015. Professional fees for the three months ended June 30, 2015, increased by $622,463 to $632,836 from similar expenses of $12,753 during the three months ended June 30, 2014. The Company has incurred significantly more compliance costs with respect to accounting and legal services since completing the Reverse Acquisition during fiscal 2014. Also included in professional fees for the three and six months ended June 30, 2015, is $517,664 related to the fair value of shares of the Company’s common stock issued to various consultants with respect to marketing, brand development and capital and financial structuring as described in note 11 of the financial statements. As TruXmart was a private company during the six months ended June 30, 2014, they did not incur such costs. The Company also incurred repairs and maintenance expenses of $18 and $3,724 on its previous premises during the three and six month periods ended June 30, 2015. The Company did not incur any such expenses during the comparative periods ended June 30, 2014. The Company incurred rent and utilities expense of $15,095 during the six months ended June 30, 2015, and increase of $7,113 from rent and utilities expense of $7,982 incurred during the six months ended June 30, 2014. Rent expense amounted to $12,881 during the three months ended June 30, 2015, an increase of $8,858 compared to rent expense of $4,023 incurred during the three months ended June 30, 2014. During the six months ended June 30, 2015, the Company moved its operations to a new location which has resulted in increased rent expense. The Company also incurred an additional $38,280 of transaction costs pursuant to a settlement agreement reached with a vendor during the three and six months ended June 30, 2015.

Net Loss

Net loss for the six months ended June 30, 2015 was $847,860 compared to a net loss of $22,006 for the six months ended June 30, 2014. Net loss for the three months ended June 30, 2015 was $822,174 compared to a net loss of $37,526 during the three months ended June 30, 2014. The increase in the net loss was mainly due to the increase in various expenses, in particular professional fees and transaction costs, as well as reduced sales as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased from $155,735 at December 31, 2014 to $91,704 at June 30, 2015. The decrease was primarily the result of the working capital requirements of the Company being in excess of the proceeds received from various issuances of share capital during the six months ended June 30, 2015. Accounts receivable increased by $67,968 from $19,002 at December 31, 2014 to $86,970 at June 30, 2015. Inventory increased by $161,194 from $88,766 at December 31, 2014 to $249,960 at June 30, 2015 largely as a result of the timing of the receipt of inventory shipments. Accounts payable and accrued liabilities increased by $32,561 from $287,353 at December 31, 2014 to $303,914 at June 30, 2015. The increase in payables is related to the accrual of various professional fees during the six months ended June 30, 2015, as well as some residual transaction costs incurred during the fiscal year ended December 31, 2014.

Financing Activities

During the first six months of 2014, TruXmart funded working capital requirements principally through cash flows from operations and stockholder loans when required. During the three and six month periods ended June 30, 2015, the Company has been able to raise capital through private placements of shares of the Company’s common stock. During the six months ended June 30, 2015, the Company has received subscriptions for 2,777,528 shares of its common stock for proceeds of $429,800.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of June 30, 2015 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weak-nesses.

1. As of June 30, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures to ensure all transactions are recorded appropriately with respect to timing and classification. This has resulted in inconsistent practices and increased risk with respect to ensuring transactions are recorded in the correct fiscal period. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of June 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2015, based on the criteria established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the COSO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, the Company completed the following unregistered sale of equity securities pursuant to subscription agreements, dated June 5, 2015, pursuant to Rule 506(b) of Regulation D:

1.	Sonia Platnick purchased 500,000 shares for $100,000 at $.20 per share.
2.	New Hampton Investments LLC purchased 250,000 shares for $50,000 at $.20 per share.

During the three months ended June 30, 2015, the Company completed the following unregistered sale of equity securities pursuant to subscription agreements, each dated during June, 2015, pursuant to Rule 506(b) of Regulation D:

1.	Gordon Christopher Hall purchased 95,000 shares at $.001 per share.
2.	Peter Holmes purchased 95,000 shares at $.001 per share.
3.	Sonia Platnick purchased 1,000,000 shares at $.001 per share.
4.	Luigi Ruffolo purchased 500,000 shares at $.001 per share.
5.	Alexander Marchese purchased 500,000 shares at $.001 per share.
6.	Swave Studios Inc. purchased 190,000 shares at $.001 per share.
7.	1369781 purchased 3,300,000 shares at $.001 per share.
8.	2224342 purchased 3,200,000 shares at $.001 per share.
9.	Marchese purchased 3,100,000 shares at $.001 per share.
10.	JAAM purchased 3,000,000 shares at $.001 per share.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: August 19, 2015	By:	/s/ Steven Rossi
Steven Rossi, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 19, 2015	By:	/s/ Steven Rossi
Steven Rossi, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

