Form 10-Q
period 2015-09-30
Franchise Holdings International, Inc.
filed 2015-11-20
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to _______________

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

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of November 19, 2015, the number of shares outstanding of the registrant's class of common stock was 66,885,082.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Financial Statements

Franchise Holdings International, Inc.

For the Three and Nine Months Ended September 30, 2015 and 2014

INDEX

Balance Sheets	4

Statements of Operations and Other Comprehensive Loss	5

Statements of Cash Flows	6

Notes to the Interim Financial Statements	7 - 16

Franchise Holdings International, Inc.

Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$18,480	$155,735
Accounts receivable	41,224	19,002
Inventory (note 4)	210,635	88,766
Related party receivable (note 9)	7,812	8,278
Other receivables	12,999	-
Prepaid expenses and deposits (note 11)	1,280,482	6,102
	1,571,632	277,883

Capital Assets (note 5)	28,908	-

Intangible Assets (note 6)	10,761	7,589

	$1,611,301	$285,472

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$301,295	$287,353
Income taxes payable	4,808	5,551
Shareholder loan (note 7)	-	-
	306,103	292,904

Shareholders' Equity

Share Capital (note 8)	6,678	284

Capital Surplus	3,971,850	140,850

Cumulative Translation Adjustment	(15,274)	28,842

Share Subscriptions Payable	-	386,770

Share Subscriptions Receivable	(17,500)	-

Deficit	(2,640,556)	(564,178)

	1,305,198	(7,432)

	$1,611,301	$285,472

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc.

Statements of Operations and Other Comprehensive Loss

For the periods ended September 30

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$151,428	$154,054	$421,700	$484,218

Cost of Goods Sold	130,181	117,110	348,188	343,956

Gross Profit	21,247	36,944	73,512	140,262

Expenses

Amortization	263	52	680	156
Bank charges and interest	4,923	730	9,539	2,620
Loss (gain) on foreign exchange	7,329	(14,194)	5,728	(11,228)

Office and general	11,491	11,445	45,018	36,072
Professional fees (note 11)	1,109,165	32,616	1,755,984	42,989
Product development	33,013	-	33,225	4,738
Rent and utilities	10,791	3,730	25,886	11,712
Repairs and maintenance	(73)	-	3,651	-
Shipping and freight	26,380	21,753	75,909	60,486
Sales and marketing	46,483	(11,315)	155,990	22,596
Transaction costs	-	-	38,280	-

	1,249,765	44,817	2,149,890	170,141

Loss before Income Taxes	(1,228,518)	(7,873)	(2,076,378)	(29,879)

Provision for Income Taxes	-	-	-	-

Loss for the period	(1,228,518)	(7,873)	(2,076,378)	(29,879)

Other Comprehensive Income (Loss)
Currency translation adjustment	(20,777)	(9,729)	(44,116)	(4,925)

Comprehensive Loss for the period	$(1,249,295)	$(17,602)	$(2,120,494)	$(34,804)

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc.

Statements of Cash Flows

For the periods ended September 30

	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Operating Activities
Net Income (Loss) for the period	$(2,076,378)	$(34,804)
Items not involving cash flow from operations:
Transaction costs	38,280	-
Items not involving cash:
Amortization of capital assets	352	156
Amortization of intangible assets	328	-
Professional fees paid in shares	1,596,713	-
Sales and marketing fees paid in shares	73,500	-
Fair value of services rendered by shareholder	-	34,265
	(367,205)	(383)
Net changes in non cash working capital:
Decrease (increase) in accounts receivable	(22,222)	(1,767)
Decrease (increase) in inventory	(121,869)	88,985
Decrease (increase) in prepaid expenses and deposits	71	(46,621)
Decrease (increase) in related party receivables	466	-
Decrease (increase) in other receivables	(12,999)	-
Increase (decrease) in income taxes payable	(743)	(508)
Increase (decrease) in accounts payable and accrued liabilities	118,953	(516)
	(38,343)	39,573
Cash provided by (used in) operating activities	(405,548)	39,190

Investing Activities
Capital assets	(29,260)	-
Transaction costs	(95,011)	-
Intangible assets	(3,500)	-
Cash used in investing activities	(127,771)	-

Financing Activities
Share subscription proceeds	440,180	-
Payments to related parties	-	(22,406)
Proceeds from related parties	-	6,221

Cash provided by (used in) financing activities	440,180	(16,185)

Effects of Foreign Currency Translation	(44,116)	-

Change in cash	(137,255)	23,005
Cash and cash equivalents beginning of period	155,735	17,517
Cash and cash equivalents end of period	$18,480	$40,522

Significant Non Cash Transactions Not Disclosed Above
Common Shares issued to service providers	$3,010,586	$-
Common Shares issued for settlement of debt	$-	$4,286

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the nine months ended September 30, 2015 and 2014

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

During the year ended December 31, 2014, the Company completed a reverse acquisition transaction (the "Reverse Acquisition") with TruXmart Ltd. ("TruXmart") a company located at 1895 Clements Road, Unit 155, Pickering, Ontario, Canada. TruXmart designs and distributes truck tonneau covers in Canada and the United States. Prior to the completion of the Reverse Acquisition, TruXmart owned 2,300,000 shares of the Company, representing an 80.96% ownership stake in the Company. Pursuant to the Reverse Acquisition, the sole shareholder of TruXmart acquired the 2,300,000 shares from TruXmart and an additional 37,700,000 shares of the Company from the Company in exchange for all 4,791 Class A common shares of TruXmart. Following completion of the Reverse Acquisition, the former sole shareholder of TruXmart will own 40,000,000 of the 40,540,864 issued and outstanding shares of the Company, representing a 98.67% ownership stake in the Company. During the nine months ended September 30, 2015, the Company issued the 37,700,000 shares of its common stock.

During the year ended December 31, 2014, the Company incurred transaction costs of $299,839 which were included in the net loss and comprehensive loss for the year. As at December 31, 2014, $215,000 of the expenses had been paid in cash and the remaining $84,839 were included in accounts payable and accrued liabilities as they were to be paid subsequent to December 31, 2014. During the nine months ended September 30, 2015, the Company paid $68,291 of the amounts included in accounts payable and accrued liabilites as at December 31, 2014. As at September 30, 2015, $16,548 of the transaction costs were included in accounts payable and accrued liabilities.

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

For the nine months ended September 30, 2015 and 2014

2.	Basis of Presentation and Going Concern

a)	Statement of Compliance

The Company's interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") as issued by the Financial Accounting Standards Board ("FASB"). The Company's fiscal year end is December 31.

The interim consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10 Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2014.

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position as of September 30, 2015, the results of its operations for the three and nine months ended September 30, 2015 and 2014, and its consolidated cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2015.

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

For the nine months ended September 30, 2015 and 2014

2.	Basis of Presentation and Going Concern (continued)

e)	Going Concern

These interim unaudited financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the nine month period ended September 30, 2015, the Company incurred a net loss of $2,0763,78, and as of that date, the Company's deficit was $2,640,556. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

3.	Significant Accounting Policies

The accounting polices used in the preparation of these interim financial statements are consistent with those of the Company's audited financial statements for the year ended December 31, 2014.

4.	Inventory

Inventory is comprised of:

	September 30, 2015	December 31, 2014

Finished goods	$195,589	$79,527
Promotional items	12,098	6,023
Raw materials	2,948	3,216

	$210,635	$88,766

5.	Capital Assets

	September 30, 2015			December 31,
	Cost	Accumulated Amortization	Net	2014 Net

Equipment	$2,102	$209	$1,893	$-
Product molds	26,547	-	26,547	-
Computers	610	142	468	-

	$29,259	$351	$28,908	$-

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the nine months ended September 30, 2015 and 2014

6.	Intangible Assets

Intangible assets consist of costs incurred to establish the TruXmart Tri Fold and Smart Fold patent technology as well as costs incurred to develop the Company's website. The patent was issued August 26, 2014. The patent will be amortized on a straight line basis over its useful life of 25 years. As the website was not yet complete as at September 30, 2015, the Company has not amortized the website during the period ended September 30, 2015.

	September 30, 2015			December 31,
	Cost	Accumulated Amortization	Net	2014 Net

Patent	$7,718	$457	$7,261	$7,589
Website	3,500	-	3,500	-

	$11,218	$457	$10,761	$7,589

7.	Shareholder Loan

During the period ended September 30, 2015, the Company received aggregate advances of $2,372 (2014 $6,221) and made aggregate payments of $50,691 (2014 $22,406) with a shareholder. The Company also charged wages and salaries of $48,319 (2014 $20,471) against the shareholder loan account. The advances are non interest bearing and payable on demand. During the period ended September 30, 2014, the Company issued 4,691 Class A common shares of the Company as settlement of debt owed to the shareholder. As at each of September 30, 2015 and December 31, 2014, the balance of the shareholder loan was $Nil.

8.	Share Capital

The Company is authorized to issue 100,000,000 shares of its common stock with a par value of $0.0001. All shares are ranked equally with regards to the Company's residual assets.

During the year ended December 31, 2014, the Company received subscriptions for 2,775,360 shares of its common stock at a price of $0.138 per share for proceeds of $383,000. As at December 31, 2014, the shares had yet to be issued and the full amount of the proceeds was included in share subscriptions payable. During the nine months ended September 30, 2015, the Company issued the common shares.

During the nine months ended September 30, 2015, the Company issued 2,849,992 shares of its common stock at an average price of $0.155 per share for proceeds of $439,800.

During the nine months ended September 30, 2015, the Company issued 60,000 shares of its common stock at a price of $0.138 per share to Ryan Goulding Services, LLC, for services performed, pursuant to a settlement agreement, dated February 12, 2015, by and among the Company, Securities Counselors, Inc. and Belair Capital Partners, Inc. The fair value of the common shares of $8,280 has been expensed as transaction costs during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company issued 2,178,866 shares of its common stock at a price of $0.138 per share as settlement for amounts payable pursuant to an advisory agreement disclosed in note 11(b). Of the total fair value of the common shares of $300,684, $40,000 was included in professional fees expense during the year ended December 31, 2014 and was included in accounts payable and accrued liabilities as at that date. The remaining $260,684 has been expensed as professional fees during the nine months ended September 30, 2015.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the nine months ended September 30, 2015 and 2014

8.	Share Capital (continued)

During the nine months ended September 30, 2015, the Company issued 500,000 shares of its common stock to a key sales consultant with respect to services rendered to the Company at a deemed price of $0.147 per share. The fair value of $73,500 is included in sales and marketing expense for the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company issued 15,500,000 to various consultants and advisors pursuant to agreements disclosed in notes 11(c) through (g) at a deemed price of $0.147 per share.

During the nine months ended September 30, 2015, the Company issued 2,380,000 common shares to various consultants at a deemed price of $0.147 per share in exchange for cash of $2,380 and services in the amount of $347,480 that are expected to be rendered over two years. Included in professional fees for the nine months ended September 30, 2015, is $43,468 related to the services rendered in exchange for the shares. Included in prepaid expenses as at September 30, 2015 is $304,044 related to the issuance of these shares which will be expensed as professional fees on a straight line basis over two years. As at September 30, 2015, $2,000 of the total cash proceeds was included in share subscriptions receivable.

The deemed price of $0.147 used to value the common shares issued to the sales and other consultants was calculated as the weighted average price per share for all subscriptions for common shares of the Company's stock that were paid in cash during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company issued 37,000,000 shares of its common stock to the former sole shareholder of TruXmart in connection with the Reverse Acquisition described in note 1.

The Company's net loss per weighted average number of shares outstanding for the nine month periods ended September 30, 2015 and 2014 are as follows:

	2015	2014

Net income (loss) for the period	$(2,076,378)	$(29,879)

Weighted average number of shares (basic and diluted)	31,549,774	2,677
Income (Loss) per weighted average share (basic and diluted)	$0	$(11)

The Company's net loss per weighted average number of shares outstanding for the three month periods ended September 30, 2015 and 2014 are as follows:

	2015	2014

Net income (loss) for the period	$(1,228,518)	$(7,873)

Weighted average number of shares (basic and diluted)	66,785,082	7,748
Income (Loss) per weighted average share (basic and diluted)	$0	$(1)

As at September 30, 2015 and December 31, 2014, the Company's authorized, issued and outstanding share capital is as follows:

	September 30, 2015	December 31, 2014

66,785,082 common shares (December 31, 2014 2,840,864)	$6,678	$284

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the nine months ended September 30, 2015 and 2014

9.	Related Party Transactions

During the period ended September 30, 2015, the Company recorded office and general expenses of $48,319 (2014 $34,265) related to services rendered to the Company by its shareholder.

During the period ended September 30, 2015, the Company incurred repairs and maintenance expenses of $3,651 (2014 $Nil) related to its prior office space which is owned by an officer of the Company.

As at September 30, 2015, the Company had $7,812 (December 31, 2014 $8,278) receivable from a related party that is a company controlled by an officer of the Company. The amounts are non interest bearing and are repayable on demand.

10.	Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred bad debt expense of $Nil during the period ended September 30, 2015 (2014 $Nil).

Currency Risk

The Company is exposed to currency risk on its sales and purchases denominated in Canadian Dollars. The Company actively manages these risks by adjusting its pricing to reflect currency fluctuations and purchasing foreign currency at advantageous rates.

As at September 30, 2015, cash includes 5,036 Canadian Dollars (2014 26,935 Canadian Dollars), accounts receivable includes 14,260 Canadian Dollars (2014 33,531 Canadian Dollars), accounts payable and accrued expenses include 69,781 Canadian Dollars (2014 42,979 Canadian Dollars) and income taxes payable includes 6,439 Canadian Dollars (2014 Nil Canadian Dollars).

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

For the nine months ended September 30, 2015 and 2014

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

Concentration of Customer Risk

The following table includes the percentage of the Company's sales to significant customers for the nine months ended September 30, 2015 and 2014. A customer is considered to be significant if they account for greater than 10% of the Company's annual sales.

	2015	2014

Customer A	29.9	46.4
Customer B	21.3	23.2

	51.2	69.6

The loss of any of these key customers could have an adverse effect on the Company's business.

11.	Commitments

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

For the nine months ended September 30, 2015 and 2014

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

During the period ended September 30, 2015, the Advisory Agreement was amended by the parties such that the Company was to issue a number of shares of its common stock representing 4.99% of the issued and outstanding shares at the time of the amendment as full and final settlement of the accrued fees owing per the Advisory Agreement. During the period ended September 30, 2015, the Company issued 2,178,866 shares of its common stock with a fair value of $300,684 as settlement of the outstanding fees owed pursuant to the Advisory Agreement.

c)

During the period ended September 30, 2015, the Company entered into an agreement (the "Business Advisory Agreement") for the provision of various business advisory services including, but not limited to, marketing, business and product development, and supplier and customer relationship management for a period of 365 days. In exchange for these services, the Company was to issue 3,200,000 shares of its capital stock with a fair value of $470,400. The fair value, less cash subscription proceeds of $3,200, will be recognized as an expense over the term of the Business Advisory Agreement. Included in professional fees for the nine months ended September 30, 2015, is $128,000 related to this Business Advisory Agreement. Included in prepaid expenses as at September 30, 2015 is $339,200 related to this Business Advisory Agreement which will be expensed as professional fees on a straight line basis over the 365 day term of the Business Advisory Agreement.

The Business Advisory Agreement can be terminated for any reason by either party with thirty days written notice submitted by the party requesting the cancellation.

d)

During the period ended September 30, 2015, the Company entered into an agreement (the "Service Agreement") for the provision of various services including, but not limited to, corporate branding, communications strategies and corporate strategy for a period of 180 days. In exchange for these services, the Company was to issue 2,900,000 shares of its capital stock with a fair value of $426,300. The fair value, less cash subscription proceeds of $2,900, will be recognized as an expense over the term of the Service Agreement. Included in professional fees for the nine months ended September 30, 2015, is $254,040 related to this Service Agreement. Included in prepaid expenses as at September 30, 2015 is $169,360 related to this Service Agreement which will be expensed as professional fees on a straight line basis over the 180 day term of the Service Agreement.

The Service Agreement can be terminated for any reason by either party with ten days written notice submitted by the party requesting the cancellation.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the nine months ended September 30, 2015 and 2014

11.	Commitments (continued)

e)

During the period ended September 30, 2015, the Company entered into an agreement (the "Service Agreement") for the provision of various services including, but not limited to, business, product, and relationship development and corporate strategy for a period of 180 days. In exchange for these services, the Company was to issue 3,000,000 shares of its capital stock with a fair value of $441,000. The fair value, less cash subscription proceeds of $3,000, will be recognized as an expense over the term of the Service Agreement. Included in professional fees for the nine months ended September 30, 2015, is $282,267 related to this Service Agreement. Included in prepaid expenses as at September 30, 2015 is $155,733 related to this Service Agreement which will be expensed as professional fees on a straight line basis over the 180 day term of the Service Agreement.

The Service Agreement can be terminated for any reason by either party with ten days written notice submitted by the party requesting the cancellation.

f)

During the period ended September 30, 2015, the Company entered into an agreement (the "Business Advisory Agreement") for the provision of various business advisory services including, but not limited to, funding and financing strategies and capital structure planning and management for a period of 180 days. In exchange for these services, the Company was to issue 3,300,000 shares of its capital stock with a fair value of $485,100. The fair value, less cash subscription proceeds of $3,300, will be recognized as an expense over the term of the Business Advisory Agreement. Included in professional fees for the nine months ended September 30, 2015, is $326,553 related to this Business Advisory Agreement. Included in prepaid expenses as at September 30, 2015 is $155,247 related to this Business Advisory Agreement which will be expensed as professional fees on a straight line basis over the 180 day term of the Business Advisory Agreement.

The Business Advisory Agreement can be terminated for any reason by either party with thirty days written notice submitted by the party requesting the cancellation.

g)

During the period ended September 30, 2015, the Company entered into an agreement (the "Marketing Services Agreement") for the provision of various business advisory services including, but not limited to, strategic marketing and brand development and communications and branding research for a period of 180 days. In exchange for these services, the Company was to issue 3,100,000 shares of its capital stock with a fair value of $455,700. The fair value, less cash subscription proceeds of $3,100, will be recognized as an expense over the term of the Marketing Services Agreement. Included in professional fees for the nine months ended September 30, 2015, is $301,733 related to this Marketing Service Agreement. Included in prepaid expenses as at September 30, 2015 is $150,867 related to this Marketing Services Agreement which will be expensed as professional fees on a straight line basis over the 180 day term of the Marketing Services Agreement.

The Marketing Services Agreement can be terminated for any reason by either party with thirty days written notice submitted by the party requesting the cancellation.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the nine months ended September 30, 2015 and 2014

12.	Comparative Figures

Certain comparative figures have been re classified to conform to the current period's presentation.

13.	Evaluation of Subsequent Events

The Company has evaluated subsequent events through the date of this Form 10-Q. Subsequent to September 30, 2015, the Company issued 100,000 common shares at a deemed price of $0.147 per share in exchange for consulting and financing services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis ("MD&A") should be read in conjunction with financial statements of FNHI for the nine months ended September 30, 2015 and 2014, and the notes thereto. Additional information relating to FNHI is available at www.fnhi.net

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to FNHI or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in FNHI's MD&A under Risk Factors. Readers should not place undue reliance on any such forward-looking statements. FNHI disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company's expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

Revenue

For the nine months ended September 30, 2015, revenue generated from the entire line of TruXmart products was $421,700, as compared to $484,218 for the nine months ended September 30, 2014. The year over year decrease of approximately 13% was mainly attributable to the preparation of releasing new product lines and limited stock in the warehouse as well as a relative weakening of the Canadian Dollar compared to the United States Dollar. For the three months ended September 30, 2015, revenue generated from the entire line of TruXmart products was $151,428, as compared to $154,054 for the three months ended September 30, 2014. The year over year decrease of approximately 2% was mainly attributable to the relative weakening of the Canadian Dollar compared to the United States Dollar.

For the nine months ended September 30, 2015, revenue generated in Canada was $155,562 compared to $175,950 for the same period in 2014, a decrease of 12%. For the three months ended September 30, 2015, revenue generated in Canada was $35,739 compared to $71,789 for the same period in 2014, a decrease of 50%. This decrease is mainly attributable to general inventory shortages which resulted in orders placed by Canadian clients not being filled and kept on back order status. The relative weakening of the Canadian Dollar compared to the United States Dollar during the first nine months of fiscal 2015, a decrease of approximately 15% year-over-year, continued to have a negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. Canadian Dollar Sales increased to CDN$195,992 from CDN$192,560, an increase of 2% during the nine months ended September 30, 2015. For the three months ended September 30, 2015, Canadian Dollar sales decreased to CDN$47,975 from CDN$78,347 during the three months ended September 30, 2014. For the nine months ended September 30, 2015 revenue generated in the United States was $266,138 compared to $308,268 for the same period in 2014. This represents a year-over-year decrease in US- source revenue of approximately 14%, and is primarily attributable to limited inventory in stock. For the three months ended September 30, 2015 revenue generated in the United States was $115,689 compared to $82,265 for the same period in 2014. This represents a year-over-year increase in US- source revenue of approximately 41%, and is primarily attributable to the receipt and shipment of inventory during the quarter.

Sales from online retailers of the TruXmart products decreased from $297,301 in the nine months ended September 30, 2014 to $263,584 in the nine months ended September 30, 2015, a decrease of 11%. The online retailers accounted for over 65% of total revenue for the nine months ended September 30, 2015, compared to 59% for the nine months ended September 30, 2014. Distributor sales decreased from $124,548 in 2014, to $115,063 in 2015. The remaining revenues consist of sales from key area dealers.

Sales from online retailers of the TruXmart products increased from $79,208 in the three months ended September 30, 2014 to $113,115 in the three months ended September 30, 2015, an increase of 42.8%. The online retailers accounted for over 69% of total revenue for the three months ended September 30, 2015, compared to 49% for the three months ended September 30, 2014. Distributor sales increased from $54,675in 2014, to $12,757 in 2015. The remaining revenues consist of sales from key area dealers.

Currently, TruXmart has onemajor distributors in Canada, one in the United States, along with its own contracted distribution and inventory facility in Depew, NY. This does not include multiple independent online retailers.

Although TruXmart currently supports a total of 16 dealers and distributors, TruXmart believes the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer's customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales increased for the first nine months of 2015, as compared to the first nine months of 2014, by 1% from $343,956 to $348,188. Our cost of sales, as a percentage of sales, was approximately 71% and 83% for the nine months ended September 30, 2014 and 2015, respectively. During the three months ended September 30, 2015, cost of sales increased by 11% to $130,181 from $117,110 in the three months ended September 30, 2014. This increase was due to increased sales for the period. Cost of sales, as a percentage of sales was approximately 76% and 86% for the three months ended September 30, 2014 and 2015. These increases, and the corresponding decreases in gross margin is primarily related to the fluctuation foreign exchange rate used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting. Freight costs represent 18% of our costs of goods sold whereas in 2014 it accounted for 22%.

TruXmart provides its distributors and online retailers an "all-in" wholesale price. This includes any import duty charges, taxes and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous United Sates or from the United States to Canada. Volume discounts are also offered to certain higher volume customers.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015 were $2,149,890 compared to $170,141 for the nine months ended September 30, 2014, while they amounted to $1,249,765 and $44,817 for the three month periods ended September 30, 2015 and 2014 respectively. Our office and general expense increased by $8,946, from $36,072 to $45,018, during the nine months ended September 30, 2015 and $36, from $11,445 to $11,491, during the three months ended September 30, 2015. These increases are a result of increased compensation paid to Steve Rossi with respect to services rendered to the Company year over year. Shipping and freight increased by $15,423, from $60,486 to $75,909, during the nine months ended September 30, 2015 and by $4,627, from $21,753 to $26,380, during the three months ended September 30, 2015. These increases are a result of starting to ship our new hard cover during the second and third quarters of fiscal 2015 which costs about twice the amount of the current tonneau cover to ship. Sales and marketing increased $133,394 to $155,990 from $22,596 during the nine months ended September 30, 2015 and by $57,798 from a recovery of $11,315 to expense of $46,483 during the three months ended September 30, 2015. These increases are due to increased personnel costs paid for sales services as well as the fair value of common shares issued to a key member of the sales team during the quarter ended June 30, 2015. Professional fees which include accounting, legal and consulting fees, increased from $42,989 for the nine months ended September 30, 2014 to $1,755,984 for the nine months ended September 30, 2015. Professional fees for the three months ended September 30, 2015, increased by $1,076,549 to $1,109,165 from similar expenses of $32,616 during the three months ended September 30, 2014. The Company has incurred significantly more compliance costs with respect to accounting and legal services since completing the Reverse Acquisition during fiscal 2014. Also included in professional fees for the nine months ended September 30, 2015, is $1,336,029 related to the fair value of shares of the Company's common stock issued to various consultants with respect to marketing, brand development and capital and financial structuring as described in note 11 of the financial statements. As TruXmart was a private company during the nine months ended September 30, 2014, they did not incur such costs. The Company also incurred repairs and maintenance expenses of $3,651 on its previous premises during the nine months ended September 30, 2015 while expenses of $73 from prior quarters were recovered during the three month period ended September 30, 2015. The Company did not incur any such expenses, or have such recoveries, during the comparative periods ended September 30, 2014. The Company incurred rent and utilities expense of $25,886 during the nine months ended September 30, 2015, an increase of $14,174 from rent and utilities expense of $11,712 incurred during the nine months ended September 30, 2014. Rent expense amounted to $10,791 during the three months ended September 30, 2015, an increase of $7,061 compared to rent expense of $3,730 incurred during the three months ended September 30, 2014. During the nine months ended September 30, 2015, the Company moved its operations to a new location which has resulted in increased rent expense. During the three and nine month periods ended September 30, 2015, the Company incurred product development costs of $33,013 and $33,225 respectively. The increase from similar expenses of $0 and $4,738 for the three and nine months ended September 30, 2014, respectively, were a result of development of new products for release at the 2015 SEMA show in Las Vegas, NV. The Company also incurred an additional $32,380 of transaction costs pursuant to a settlement agreement reached with a vendor during the nine months ended September 30, 2015.

Net Loss

Net loss for the nine months ended September 30, 2015 was $2,076,375 compared to a net loss of $29,879 for the nine months ended September 30, 2014. Net loss for the three months ended September 30, 2015 was $1,228,518 compared to a net loss of $7,873 during the three months ended September 30, 2014. The increase in the net loss was mainly due to the increase in various expenses, in particular professional fees and transaction costs, as well as reduced sales as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased from $155,735 at December 31, 2014 to $18,480 at September 30, 2015. The decrease was primarily the result of the working capital requirements of the Company being in excess of the proceeds received from various issuances of share capital during the nine months ended September 30, 2015. Accounts receivable increased by $22,222 from $19,002 at December 31, 2014 to $41,224 at September 30, 2015. Inventory increased by $121,869 from $88,766 at December 31, 2014 to $210,635 at September 30, 2015 largely as a result of the timing of the receipt of inventory shipments. Accounts payable and accrued liabilities increased by $13,942 from $287,353 at December 31, 2014 to $301,295 at September 30, 2015. The increase in payables is related to the accrual of various professional fees during the nine months ended September 30, 2015, as well as some residual transaction costs incurred during the fiscal year ended December 31, 2014.

Financing Activities

During the first nine months of 2014, TruXmart funded working capital requirements principally through cash flows from operations and stockholder loans when required. During the three month period ended September 30, 2015, the Company did not raise capital through private placements of shares of the Company's common stock. During the nine month period ended September 30, 2015, the Company has been able to raise capital through private placements of shares of the Company's common stock. During the nine months ended September 30, 2015, the Company has received subscriptions for 2,849,992 shares of its common stock for proceeds of $439,800. The Company also issued 2,380,000 common shares to various consultants at a deemed price of $0.147 per share in exchange for cash of $2,380 and services in the amount of $347,480 that are expected to be rendered over two years. As at September 30, 2015, $2,000 of the total cash proceeds was included in share subscriptions receivable.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

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

Management's Report on Internal Control over Financial Reporting.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 2013 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of September 30, 2015 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company's internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. Wehave identified the following materialweak-nesses.

1. As of September 30, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures to ensure all transactions are recorded appropriately with respect to timing and classification. This has resulted in inconsistent practices and increased risk with respect to ensuring transactions are recorded in the correct fiscal period. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of September 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015, based on the criteria established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Inherent Limitations over Internal Controls

FNHI's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within FNHI have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, the Company did not complete any unregistered sale of equity securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

3.1*	Articles of Incorporation

3.2*	By-Laws

3.3#	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

_____________________

*	Filed as an exhibit to the registrant's Form 10-QSB, filed October 13, 1999 and incorporated by reference herein.
#	Filed as an exhibit to the registrant's Form 10-Q, filed April 24, 2009 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: November 20, 2015	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 20, 2015	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

