Form 10-K
period 2015-12-31
Franchise Holdings International, Inc.
filed 2016-05-09
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27631

Franchise Holdings International, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	65-0782227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3120 Rutherford Road

Suite 414

Vaughan, Ontario, Canada L4K 0B2

(Address of Principal Executive Offices, Including Zip Code)

Registrant's Telephone Number, including area code: (888) 554-8789

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: approximately $6,964,121.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value – 66,885,082 shares, as of May 3, 2016.

Franchise Holdings International, Inc.

References in this document to "Franchise Holdings," "us," "we," "our" or "Company" refer to Franchise Holdings International, Inc. unless the context indicates otherwise.

Cautionary Statements under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors. When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

On December 16, 2014, Franchise Holdings International, Inc. (FNHI) entered into a three party Definitive Share Exchange Agreement (the "Agreement") to acquire all issued and outstanding shares of TruXmart Ltd. (The Company" or TruXmart"), an Ontario (Canada) corporation located at 8820 Jane St, Vaughan, Ontario, L4K 2M9 Canada, for 40,0000,000 shares of FNHI (the "FNHI Shares"), when sufficient authorized shares are available, which will represent 75.32% of the outstanding shares of FNHI (the "Share Exchange"), calculated post-issuance. The Agreement was with Steven Rossi ("Rossi"), the sole shareholder of TruXmart and with TruXmart. Prior to the Share Exchange, Rossi held all outstanding shares of TruXmart, consisting of 4,791 Class A common shares and TruXmart owned 2,300,000 common shares of FNHI, representing an 80.961285% ownership stake in FNHI. Pursuant to the Share Exchange, Rossi acquired from TruXmart, its 2,300,000 FNHI common shares and is to acquire an additional 37,700,000 shares of FNHI from FNHI, when sufficient authorized shares are available, in exchange for all 4,791 outstanding common shares of TruXmart. TruXmart is now the wholly-owned subsidiary of FNHI, with FNHI holding all 4,791 outstanding shares of TruXmart common stock.

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

We completed a private placement, pursuant to Rule 506(b) of Regulation D, and raised $910,000. We are hoping to raise up to an additional $1,000,000 over the next twelve months. Also, working capital will be generated from internal operations. We also reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our now former products and services. Therefore, there can be no assurance that any of its objectives will be achieved.

Nature of Products and Services

In 2015, Full-size pickup truck sales increased 6% to 2,187,173 units in the United States in calendar year 2015, an increase of more than 120,000 units compared with 2014, in the United States. Canadian pickup truck sales stumbled at the tail end of 2015 but increased at a 5% clip in calendar year 2015, growth that was twice as fast as the overall industry, with total sales of 349,575 pickup trucks. Canadian consumers and businesses registered 333,522 new pickup trucks over the course of 2014's twelve months, a 5.4% increase compared with the 2013 calendar year. US consumers and businesses registered 1,888,665 new pickup trucks over the course of 2014's twelve months, a 4.9% increase compared with 2013. (www.goodcarbadcar.net)

Background

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

We believe the consumer favors models that are the least cumbersome, most functional, and lowest initial cost. Solid one piece covers and retractable covers are the least desirable because of their limited functionality and overall cost. Therefore, the most popular covers in today's market are soft and hard folding/rolling tonneau covers.

Market Analysis and Distribution

The Specialty Equipment (aftermarket) consists of three major types of customers which include; master warehouse distributor, dealer / wholesaler, and end retail consumer. Master warehouse distributors will stock and distribute product to their customers, which are usually local dealers and wholesalers. Dealers and wholesalers are local stores which sell product to some businesses and retail consumers in their area and online. Dealers will purchase most of their product from their local distributor who will deliver to them regularly. Retail end consumers are simply the end user of your product. TruXmart currently sells its product line through distributors and dealer networks.

The OEM market consists of vehicle manufactures with corporate offices and distribution points globally. Specifically, within North America the OEM market would consist of corporate offices and warehouses in Canada, USA, and Mexico. Target OEM's for TruXmart would be:

Toyota Motor Co.
Ford Motor Co.

Nissan Motor Co.
General Motors
FCA Automotive (RAM Trucks)

Presently (2016), each vehicle manufacture above purchases their OEM brand tonneau covers (tonneau cover installed at the factory) from an independent accessory manufacturer, such as TruXmart. No vehicle manufacturer designs and manufacturers their own tonneau covers.

TruXmart's target market includes master warehouse distributors and dealers.

In the Canadian market, TruXmart does the majority of its business with warehouse distributors, and select dealer customers. In the US market, TruXmart's customer base is mostly dealers and wholesalers.

TruXmart USA is a supplying member of one of the largest aftermarket buying groups in the USA. American Aftermarket Group (AAG), owned by Line-X coatings, consists of over 700 car and truck accessory stores. Being a supplying member of AAG gives TruXmart access to most of the large truck accessory dealers, wholesalers, and online stores in the USA. Our products are sold to AAG members by the sales staff at AAG and all customer service and maintenance is done through phone calls, emails, and infrequent visits.

TruXmart Canada sells to only select dealers in Ontario as well as the largest warehouse distributor in eastern Canada. Robert Thibert in Châteauguay, QC has over 600,000 square feet of warehouse space in three provinces in Canada. Robert Thibert is responsible for stocking and selling our product to their customer base in Canada. TruXmart dealer sales in Ontario are to only select dealers who assist with product feedback.

Regular contact is made with our customer base about new product, promotions, updates, and general sales by phone, email, and in person, when possible.

A partial list of our customers includes:

Enterprise Robert Thibert (Quebec, Canada)

Trailer Parts Etc. (Florida, USA)
Auto Zone (California)
Real Truck (North Dakota)

Competition

Companies that compete in this market are Truck Hero Group, Tonno Pro and Rugged Liner however not all companies charge competitive prices:

The Extang (TruckHero) Trifecta retails in the USA for $425. The Tonno Pro Tri Fold retails for $269. The Rugged Liner Tri Fold retails for $329. Whereas the TruXmart Tri Fold retails for CAD$259; US$239.

The Extang Solid Fold retails in the USA for $799. The Rugged Liner Hard Fold retails for $689. The TruXmart Forte retails at CAD$699; US$689.

Low profile Roll-Up covers are manufactured by many different companies. The two most popular Roll-Up covers are the Truxedo (TruckHer) Low-ProQT, which retails for $499 and the Tonno Pro Low-Roll which retails for $269. The TruXmart Roll-Up retails for $CAD299; US$269.

Truck Hero Group is the holding company for Extang Corporation, TruXedo, Inc., BedRug, Inc, UnderCover Inc., Advantage Truck Accessories Inc, Retrax Inc, and BAK Industries, NFAB, RealTruck.Com, Auto Customs, and ARE Truck Caps. They account for the majority of the competing brands in North America.

The area of biggest growth in the tonneau cover market is in the area of aggressively priced hard folding tonneau covers. Currently, the market distribution is shared by three primary participants, with LKQ/Keystone considered the market leader.

Sales, Marketing and Distribution Strategy

TruXmart's sales strategy is constantly changing and dynamic. Sales are made through warehouse distributors, as they typically handle product sales and promotion through their in-house sales department. To fully saturate the market a business must entice the retail consumer to purchase its product by way of a strong internet presence which will consist of YouTube videos and commercials, an interactive website, search engine optimization, social media, etc. The next step is to have strong working relationships and reputations among dealers and wholesalers who purchase TruXmart's product, either directly or through distributors.

TruXmart hopes to become the leader in the tonneau cover market through innovation. Our main objective is to design and engineer our products to better suit todays new, dynamic, and innovative models of light trucks.

TruXmart hopes to become a significant player in our market segment by always maintaining a strong emphasis on customer service, innovation, quality, and a robust global branding.

TruXmart's target market is North, Central, and South America with future plans to expand globally to other market opportunities. TruXmart intends to earn revenues from both the automotive specialty equipment market as well as OEM production for vehicle manufactures, globally.

TruXmart also plans to gain market share and core value by internally engineering our products to best suit the evolving needs of the consumer as well as a strong intellectual property portfolio (1 Granted Patent, 3 provisional patents – as of 2015)

The Company's current product lines are as follows:

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

The Company introduced three new products at the Specialty Equipment Manufacturers Association (SEMA) show in Las Vegas in November 2014. These products were the following:

3. TruXmart Forte (DISCONTINUED DECEMBER 1, 2015)

The TruXmart Forte was the world's first completely solid folding tonneau cover to be constructed using powder coated galvanized steel. The TruXmart Forte was also the first tonneau cover to come with a removable tool bag that acts as a cargo divider when installed. This tool bag could be removed from the tonneau cover, zippered together, and carried using a shoulder or hand strap.

4. TruXmart Quad-Fold

The TruXmart Quad-Fold will be the first vinyl wrapped tonneau cover to fold in four sections. This cover will also allow its users full bed access by being foldable upwards towards the rear window of the truck. We chose to make the world's first quad folding cover so this cover is more compact when standing parallel to the back window of a truck, thus eliminating wind resistance and rear window obstruction.

5. TruXmart Roll-Up

The TruXmart Roll-Up cover takes from a long history of roll up covers in our market place. Although roll-up style covers have been in the market since the early 90's, the TruXmart Roll-Up will offer a sleek, low-profile design, superior side seals, and rear smart latches that will allow its user to open this cover by simply pulling on the rear release loop.

6. TruXmart Forte (2st Gen – Estimated launch in Q2, 2016)

Taking valuable information learned from the launch of the first generation TruXmart Forte. The all-new redesigned TruXmart Forte "GEN2" has been engineered to be easy to install and operate while being offered at an MAP price that fills a much needed void between soft and hard tonneau covers.

The GEN2 Forte cover will now be built using 6MM thick aluminum panels with a robust honeycomb core, coated in a durable matte-black scratch resistant powder coating. The GEN2 Forte cover will be 30% lighter and cost 25-30% less to manufacture. With robust packaging, the lighter weight GEN2 Forte will also save time and money with up to 10% more load quantity in a standard 40' HC container, therefore maximizing value and product profitability. Notably, the GEN2 Forte will not come with the same cargo-division and tool bags as its predecessor, as cargo division and storage solutions are being closely reviewed and implemented with the TruXmart Alpha series of products.

The GEN2 Forte will be manufactured as a TruXmart branded product as well as a cornerstone product for private label manufacturing in North, Central, and South American markets.

In addition, we are currently re-engineering the TruXmart Smart Fold latch system based on consumer feedback. As a consequence, the next generation Smart Fold covers will be far easier to install and will be available for both domestic and imported light trucks.

TruXmart also launched its new Alpha series of tonneau covers at SEMA 2015. The Alpha products are set to be released late 2016.

Production and Delivery

TruXmart products are manufactured to our specifications and design in China. All of our soft (vinyl) covers are made in a factory in Ningbo, China. All future TruXmart hard products are expected to be manufactured in Jiangsu, China. Our soft cover factory is capable of producing 3,000 pieces per month and our hard cover factory is capable of producing 1,500 pieces per month. Production at both factories can be increased within thirty days to facilitate volumes up to ten times the Chinese contract manufacturers' current output without any stress on their capacity.

Employees

Currently, we employ 2 full-time persons. We may hire additional employees in the future to facilitate anticipated growth projections. We reimburse our employee for all necessary and customary business related expenses.

We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

Proprietary Information

Patent

As of this date, the Company through Mr. Rossi has obtained one U.S. Patent. In addition, the Company retained patent counsel in October 2014 to file two provisional U.S. patent applications, also in this arena. TruXmart has paid $7,718 since approximately October 26, 2012, toward the costs of obtaining US Patent 8,814,249 - System for securing a truck bed cover, (filed October 26, 2012, granted May 1, 2014). This patent is owned by Steven Rossi, previously the sole stockholder of TruXmart. Under an exclusive license agreement between the Company and Mr. Rossi, dated November 26, 2014, TruXmart has the right to commercialize this patent. Under this agreement, TruXmart is not obligated to pay any royalties to Mr. Rossi. It is, however, obligated to pay any expenses incurred to keep the patent in full force and effect. In 2015 Steven Rossi, CEO of TruXmart, filed two patent applications and one provisional patent application all under exclusive license to TruXmart.

Government Regulation

We believe that governmental regulation will not be significant to us now or in the future.

Research and Development

We will spend for research and development activities on an ongoing basis.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office at 8820 Jane Street, Vaughan, Ontario, Canada L4K 2M9. Our phone number is (888) 554-8789. Our website is www,franchiseholdingsinternational.com

ITEM 1A. RISK FACTORS

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

During the twelve months ended December 31, 2015, the Company realized a net loss of $3,044,167 compared with a net loss of $479,341 for the twelve months ended December 31, 2014. As of December 31, 2015, the Company had a working capital of $439,803 and a shareholder's equity of $477,986. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

Future Growth

The Company's ability to achieve its expansion objectives and to manage its growth effectively depends upon a variety of factors, including the Company's ability to internally develop products, to attract and retain skilled employees, to successfully position and market its products, to protect its existing intellectual property, to capitalize on the potential opportunities it is pursuing with third parties, and sufficient funding. To accommodate growth and compete effectively, the Company will need working capital to maintain adequate inventory levels, develop additional procedures and controls and increase, train, motivate and manage its work force. There is no assurance that the Company's personnel, systems, procedures and controls will be adequate to support its potential future operations. There is no assurance that the Company will generate revenues from its prospective sales partners and be able to capitalize on additional third party manufacturers.

Reliance on Third Parties

Suppliers: Currently, the Company relies on two third party manufacturers to produce its products in China. These products are only available from a limited group of manufacturers, because of our product development alliances with these manufacturers. Under this alliance arrangement, each of the Company's products are designed and engineered in co-operation with one of our two contract manufactures in China and, accordingly, each tonneau (a hard or soft cover for the bed of a pick-up truck designed to increase mileage and to protect items from inclement weather and potential theft) cover product can only be manufactured by the specific manufacturer with which they have been developed. Moreover, the tools, molds, specific grade of materials and assembly techniques are exclusive to the manufacture with which the product was developed. Manufacturing could be switched, but it would take time and there are no guarantees the product would be identical or that the Company would have sufficient inventory in the given product(s).

The Company's reliance on outside manufacturers generally involves several risks, including: an inability to obtain an adequate supply of required products; the discontinuance of a product by a third-party contract manufacturer; an acquisition of the manufacturer by one of the Company's competitors; delays or long lead times in receiving products from manufacturers; constraints on the ability of the supplier to operate as efficiently and quickly as required and less control over quality and pricing of components. There is no assurance that the Company's manufacturers will continue to produce the products it requires in order to conduct business, which in turn would materially adversely affect its ability to generate revenue and profits.

Distribution: The Company relies on third party distribution entities (wholesale and retail) to sell its products. The Company relies on third party wholesalers to distribute its products to retail locations, over which the Company has little to no control in the wholesale or retail pricing and product placement and other marketing issues. Its products could be priced higher to the end user than its competition, which would have a detrimental effect on the Company's sales. The Company relies on a third party online retailer to sell its products directly to the retail market. The Company has little to no control over pricing and other retail issues such as product placement, which could have a direct effect on the Company's revenues.

In its desire to maintain a competitive position in the market, we have implemented and enforce a strict "MAP" (Manufacturers Authorized Price). MAP typically refers to the definite retail pricing of each of our products and differs between the Canadian and U.S. markets. Our products' MAP pricing is set to be competitive in relation to competing products while allowing our distributor, dealer and retailer customer base to generate respectable margins of profit.

Moreover, if our MAP pricing is violated by a product being advertised or sold above or below the then current MAP price, we take necessary steps with our customer(s) to remediate pricing to continue and maintain our competitive position in the marketplace. There are no guarantees that MAP pricing and other various forms of pricing and product control measures can be effectively monitored and enforced, especially as the Company's market saturation grows.

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

From time to time, in order to expand operations to meet customer demand, the Company will need to incur additional capital expenditures. These capital expenditures are intended to be funded from third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund capital expenditures, the Company may require additional financing to fund working capital, research and development, sales and marketing, general and administrative expenditures and operating losses. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company's operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

Reliance on Key Personnel

The Company's success also will depend in large part on the continued service of its key operational and management personnel, including executive staff, research and development, engineering, marketing and sales staff Most specifically, this includes its President/CEO Steven Rossi and its Chief Operating Officer Steven Raivio whooversee new product development (in lieu of a research and development department) as well as implementation of new products developed, key customer acquisition and retention, overall management and future growth. The Company faces intense competition for these professionals from its competitors, customers and other companies throughout the industry. Any failure on the Company's part to hire, train and retain a sufficient number of qualified professionals could impair the business of the Company.

Intellectual Property

The Company's success depends to a significant degree upon its ability to develop, maintain and protect proprietary products and technologies. The Company has one patent through a licensing agreement with its President and CEO at no cost to the Company. The Company intends to file additional patent applications in the U.S. and Canada as part of its strategy to protect its proprietary products and technologies. However, patents provide only limited protection of the Company's intellectual property. The assertion of patent protection involves complex legal and factual determinations and is therefore uncertain and potentially expensive. The Company cannot provide assurance that patents will be granted with respect to its pending patent application, that the scope of any patents it might obtain will be sufficiently broad to offer meaningful protection, or that it will develop additional proprietary products that are patentable. In fact, any patents which might issue from the Company's two pending provisional patent applications with the USPTO could be successfully challenged, invalidated or circumvented. This could result in the Company's pending patent rights failing to create an effective competitive barrier. Losing a significant patent or failing to get a patent issued from a pending patent application the Company considers significant, could have a material adverse effect on the Company's business.

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

If the Company were to make any acquisitions, it may not be able to integrate these acquisitions successfully into its existing business and could assume unknown or contingent liabilities. Any future acquisitions the Company makes could also result in large and immediate write-offs or the incurrence of debt and contingent liabilities, any of which could harm the Company's operating results. Integrating an acquired company also may require management resources that otherwise would be available for ongoing development of the Company's existing business.

Competition and Market Share

We participate in the automotive aftermarket equipment industry which is highly competitive for a relatively limited customer base. New pickup truck sales (our principal market) are estimated to be 2,100,000 units for the year 2015,based on sales through December, 2015 (source: Wall Street Journal online) which should translate (using an approximate 2% of new truck sales) into approximately 525,000 new tonneau covers during the year (source: Frost & Sullivan). With 4025 of our tonneau covers sold during the same period, we believe the Company represents 7-tenths of one percent of this market. We consider one percent of the market to be a break-even market share for us but there is no assurance that we will reach this market share objective.

In addition, some of our competitors sell their products at prices lower than ours and we compete primarily on the basis of product quality, features, value, service, and customer relationships. Our competitive success also depends on our ability to maintain a strong brand and the belief that customers will need our products and services to meet their growth requirements. The competition that we face in our market — which varies depending on the particular business segment, product lines and customers — may prevent us from achieving sales, product pricing and income goals, which could affect our financial condition and results of operations. In addition, our current competitors are significantly better funded and have a longer operating history than us and, for example, we currently do not have sufficient funding to allow for separately marketing the TruXmart "brand."

Product Liability Insurance

The existence of any defects, errors or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. We have no assurance this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available at economical prices, if at all. A successful product liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, a claim could nevertheless diminish our brand and divert management's attention and resources, which could have a negative impact on our business, financial condition and results of operations. (See also the "Product Quality" discussion below and the associated recall insurance.)

Product Quality

Although the Company makes an effort to ensure the quality of our light truck tonneau cover products, they could from time to time contain defects, anomalies or malfunctions that are undetectable at the time of shipment. These defects, anomalies or malfunctions could be discovered after the Company's products are shipped to customers, resulting in the return or exchange of the Company's products, claims for compensatory damages or discontinuation of the use of the Company's products, which could negatively impact the profits and operating results of the Company. The Company does not presently have product recall, (or similar function), insurance, namely, (in contrast to product liability), insurance that protects a company against broad-scale product manufacturing defects, engineering defects and the costs related to a broad product recall such as shipping, replacement or repairs. Even if in place, there is no guarantee that the full costs of any reimbursements or claims, law suits or litigation would be covered by such insurance. (See also the "Product Liability Insurance" discussion above.)

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

2.

litigation or other proceedings we or our licensee(s) may initiate against third parties seeking to invalidate the patents held by such third parties or to obtain a judgment that our products do not infringe such third parties' patents; and

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

Global Economic Conditions May Adversely Affect Our Industry, Business and Results of Operations

Our overall performance depends, in part, on worldwide economic conditions which historically is cyclical in character. The U.S. has largely worked its way out of an economic recession while other key international economies continue to be impacted by a recession, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions, major multinational companies and medium and small businesses, poor liquidity, declining asset values, reduced corporate profitability, extreme volatility in credit, equity and foreign exchange markets and bankruptcies. By way of example, the automotive aftermarket, specifically fuel saving add-ons such as light-truck tonneau covers, is typically not as affected by economic slow-down or recession as other industries or market segments. Currently, these conditions, (since the Company's sales are exclusively made in North America while production occurs in China), can be expected to change. In markets where our sales occur and go into recession, these conditions affect the rate of spending and could adversely affect our customers' ability or willingness to purchase our products, and delay prospective customers' purchasing decisions, all of which could adversely affect our operating results. In addition, in a weakened economy, companies that have competing products may reduce prices which could also reduce our average selling prices and harm our operating results.

The Company faces Intense Competition from New Products

The Company's tonneau cover products face intense competition from its competitors. This competition may increase as new products enter the market, especially those made overseas and marketed and sold directly into the North American market by overseas manufactures. In such an event, the competitors' products may be of similar or better quality compared to the Company's products. Alternatively, in the case of generic competition, they may be of equal or better quality and are sold at substantially lower prices than the Company's products. At times, competitors may also release a generic or re-branded version of a current and successful product at a substantially reduced price in efforts to increase revenues or market share. As a result, if the Company fails to maintain its competitive position, this could have a material adverse effect on its business, cash flow, results of operations, financial position and prospects.

Risks Related to Our Capital Stock

The public market for our common stock may be volatile and you could lose all or part of your investment. In the recent past, stocks, specifically those traded on the over-the counter ("OTC") markets, generally have experienced high levels of volatility. Our common stock is traded on the OTC market under the symbol "FNHI" and is not eligible for trading on any national or regional securities exchange or the NASDAQ National Market. While that status is the Company's longer term objective, a more active trading market for our common stock may never develop, or if such a market develops, it may not be sustained.

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

The Securities and Exchange Commission ("SEC") has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a "penny stock" and is subject to the "penny stock" rules of the SEC. The trading market in our securities is currently limited and relatively illiquid which status makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock. Brokers and dealers effecting transactions in "penny stock" must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.

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

We May Be Exposed to Potential Risks Relating to Our Internal Control Over Financial Reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the SEC has adopted rules requiring public companies to include a report of management on the Company's internal control over financial reporting in its annual reports. While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequately. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets ("OTCQB") under the symbol "FNHI."

The table below sets forth the high and low closing prices of the Company's Common Stock during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions.

	Fiscal Year Ended December 31, 2015		Fiscal Year Ended December 31, 2014
	Price Range		Price Range
	High	Low	High	Low
First Quarter	1.35	0.45	1.05	0.56
Second Quarter	0.45	0.26	1.25	1.05
Third Quarter	0.26	0.26	3.00	1.25
Fourth Quarter	0.55	0.26	2.50	1.35

The closing sales price of the Company's common stock as reported on March 24, 2016, was $0.30 per share.

Holders

As of March 25, 2016, there were approximately 108 record holders of our common stock and there are 66,885,082 shares of our common stock outstanding.

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

Equity Incentive Plan

We adopted an equity incentive plan on June 5, 2015 (the "Plan"). The Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any Affiliate and provide a means by which the eligible recipients may benefit from increases in value of the Common Stock. The Board will administer the Plan. Up to 10,000,000 shares may be issued under the Plan. On June 30, 2015, 500,000 shares of our common stock were issued to Steven Raivio under the Plan. No other stock options or similar instruments have been granted to any of our officers or directors pursuant to the Plan.

Unregistered Sales of Equity Securities

During the year ended December 31, 2015, the Company completed the following unregistered sales of equity securities, all pursuant to Rule 506(b) of Regulation D:

1.	Luigi Ruffolo purchased 100,000 shares for $13,800.
2.	Santerra Asset Management and Development, Inc. purchased 108,696 shares for $15,000.
3.	Jospeh Panetta purchased 108,696 shares for $15,000.
4.	Donald Bayer purchased 362,319 shares for $50,000, which shares were issued on May 22, 2015.
5.	Sonia Platnick purchased 724,638 shares for $100,000, which shares were issued on May 22, 2015.
6.	Robert Oliva purchased 362,310 shares for $50,000, which shares were issued on May 22, 2015.
7.	Nadia Milton purchased 7,247 shares for $1,000.
8.	Rocco Pannese purchased 36,232 shares for $5,000.
9.	Bettie DiFeo purchased 36,232 shares for $5,000.
10.	Nello Cappabocia purchased 36,232 shares for $5,000.
11.	Elisa Urbano purchased 72,462 shares for $10,000.
12.	Michael Zanini purchased 36,232 shares for $5,000.
13.	Christian Mancini purchased 36,232 shares for $5,000.

Each sale above was at a price per share of $.138 and was completed pursuant to a subscription agreement, dated February 10, 2015.

1.	Sonia Platnick purchased 500,000 shares for $100,000 at $.20 per share pursuant to subscription agreement, dated June 5, 2015.
2.	New Hampton Investments LLC purchased 250,000 shares for $50,000 at $.20 per share pursuant to subscription agreements, dated June 5, 2015.

Also, the following shares were issued pursuant to subscription agreements, each dated during June, 2015:

1.	Gordon Christopher Hall purchased 95,000 shares at $.001 per share.
2.	Peter Holmes purchased 95,000 shares at $.001 per share.
3.	Sonia Platnick purchased 1,000,000 shares at $.001 per share.
4.	Luigi Ruffolo purchased 500,000 shares at $.001 per share.
5.	Alexander Marchese purchased 500,000 shares at $.001 per share.
6.	Swave Studios Inc. purchased 190,000 shares at $.001 per share.
7.	1369781 Ontario Inc. purchased 3,300,000 shares at $.001 per share.
8.	2224342 Ontario Inc, purchased 3,200,000 shares at $.001 per share.
9.	Marchese Design Inc. purchased 3,100,000 shares at $.001 per share.
10.	JAAM Capital Inc. purchased 3,000,000 shares at $.001 per share.
11.	1901941 Ontario Corp. purchased 2,900,000 shares at $.001 per share.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company's common stock during the three months ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis ("MD&A") should be read in conjunction with financial statements of FNHI for the years ended December 31, 2015 and 2014, and the notes thereto. Additional information relating to FNHI is available at www.franchiseholdingsinternational.com

Safe Harbor for Forward-Looking Statements

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

Results of Operations

Revenue

For the year ended December 31, 2015, revenue generated from the entire line of TruXmart products was $652,000, as compared to $593,000 for the year ended, December 31, 2014. The year over year increase of approximately 10% was mainly attributable to the addition of new online retailers and an increase in demand from dealers.

For the year ended December 31, 2015 revenue generated in Canada was $220,000 compared to $221,000 for the same period in 2014. The relative weakening of the Canadian Dollar compared to the United States Dollar during 2015 had a negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. Canadian Dollar Sales increased to CDN$282,000 from CDN$244,000, an increase of 16% during the year ended December 31, 2015. This increase in Canada is primarily attributable to an increase in demand from dealers. For the year ended December 31, 2015 revenue generated in the United States was $431,000 compared to $372,000 for the same period in 2014. This represents an increase in US- source revenue of approximately 16% year over year. This increase in the US is primarily attributable to the addition of online retailers.

Sales from online retailers of the TruXmart products increased from $333,095 in 2014 to $434,533 in 2015, an increase of 30%. The online retailers accounted for over 63% of total revenue for the year ended December 31, 2015 compared to 57% for the year ended December 31, 2014. Distributor sales decreased from $175,356 in 2014, to $127,654 in 2015. This decrease was due to the purchase of a USA distributor with an alternative tonneau supplier and an increased emphasize on the online sales

Currently, TruXmart works closely with one distributor in Canada, along with its own contracted distribution and inventory facility in Depew, NY. This does not include multiple independent online retailers.

Although TruXmart currently supports a total of 10 dealers and distributors, TruXmart believes the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer's customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales increased by 22% from $435,000 to $533,000 for the year ended December 31, 2015. This increase is related to the increase in sales. Our cost of sales, as a percentage of sales, was approximately 74% and 82% for the years ended December 31, 2014 and 2015, respectively. Within cost of sales, freight costs accounted for 19% of cost of sales during the year ended December 31, 2015, whereas in 2014, it accounted for 22% of cost of sales. Increased sales requiring individual shipping in the U.S. market resulted in our freight costs having increased by $4,000 during the year ended December 31, 2015 when compared to the year ended December 31, 2014.

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

Gross Margin

Gross margin percentage for the years ended December 31, 2015 and 2014 were 18% and 27% respectively. The decrease in gross margin is primarily related to the fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting – while sales denominated in Canadian Dollars and United States Dollars each increased by 16%, the increase in aggregate sales reported in United States Dollars was only 10% as a result of the weakened Canadian Dollar.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were $3,606,000 compared to $637,000 for the year ended December 31, 2014. Our office and general expense increased by $11,000, from $48,000 to $59,000, during the year ended December 31, 2015. These increases are a result of increased computer and internet expenses and increased compensation paid to Steve Rossi with respect to services rendered to the Company year over year. Shipping and freight increased by $15,000, from $75,000 to $90,000, during the year ended December 31, 2015. This increase is a result of starting to ship our new hard cover during the second, third and fourth quarters of fiscal 2015 which costs about twice the amount of the current tonneau cover to ship. Sales and marketing increased $116,000 to $204,000 from $88,000 during the year ended December 31, 2015. This increase is due to increased personnel costs paid for sales services as well as the fair value of common shares issued to a key member of the sales team during the quarter ended June 30, 2015. Professional fees which include accounting, legal and consulting fees, increased from $93,000 for the year ended December 31, 2014 to $3,056,000 for the year ended December 31, 2015. The Company has incurred significantly more compliance costs with respect to accounting and legal services since completing the Reverse Acquisition during fiscal 2014. Also included in professional fees for the year ended December 31, 2015, is $2,610,000 related to the fair value of shares of the Company's common stock issued to various consultants with respect to marketing, brand development and capital and financial structuring as described in note 11 of the financial statements. As TruXmart was a private company for substantially all of the year ended December 31, 2014, they did not incur such costs. The Company also incurred repairs and maintenance expenses of $3,600 on its previous premises during the year ended December 31, 2015. The Company did not incur any such expenses, or have such recoveries, during the comparative period ended December 31, 2014. The Company incurred rent and utilities expense of $36,000 during the year ended December 31, 2015, an increase of $21,000 from rent and utilities expense of $15,000 incurred during the year ended December 31, 2014. During the year ended December 31, 2015, the Company moved its operations to a new location which has resulted in increased rent expense. During the year ended December 31, 2015, the Company incurred product development costs of $47,000. The increase from similar expenses of $5,000 for the year ended December 31, 2014, was a result of development of new products for release at the 2015 SEMA show in Las Vegas, NV. The Company also incurred an additional $38,000 of transaction costs pursuant to a settlement agreement reached with a vendor during the year ended December 31, 2015. In exchange for a lender advancing funds to the Company, 100,000 common shares of the Company were issued to the lender during the year ended December 31, 2015, the fair value of which ($12,823) has been expensed as a financing charge. During the year ended December 31, 2015, the Company incurred investor relations expenses of $13,000. The Company did not incur any such expenses during the year ended December 31, 2014.

Net Loss

Net loss for the year ended December 31, 2015 was $3,488,000 compared to a net loss of $479,300 for the year ended December 31, 2014. The increase in the net loss was due to increased general and administrative expenses as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased from $155,735 at December 31, 2014 to $14,466 at December 31, 2015. This decrease was primarily the result of proceeds from share subscriptions received towards the end of fiscal 2014. Accounts receivable increased by $70,000 from $26,000 at December 31, 2014 to $96,000 at December 31, 2015. Inventory increased by $40,000 from $89,000 at December 31, 2014 to $129,000 at December 31, 2015 largely as a result of the timing of inventory purchases close to December 32, 2015. Accounts payable decreased by $238,000 from $286,000 at December 31, 2014 to $248,000 at December 31, 2015. During the year ended December 31, 2015, the Company issued a promissory note payable of which $46,000 remained outstanding at December 31, 2015. Of this amount, $41,000 is repayable during fiscal 2016.

Financing Activities

During 2015, TruXmart funded working capital requirements principally through cash flows from operations and stockholder loans when required. Upon completion of the Definitive Share Exchange Agreement, the Company was able to raise capital through private placements of shares of the Company's common stock. During December 2015, the Company received subscriptions for 2,849,992 shares of its common stock for proceeds of $440,000. In addition, during the year ended December 31, 2015, the Company has received further subscriptions for 403,060 shares of its common stock for proceeds of $114,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Franchise Holdings International, Inc.

For the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Franchise Holdings International, Inc.

Vaughan, Ontario, Canada

We have audited the accompanying consolidated balance sheet of Franchise Holdings International, Inc. as of December 31, 2015 and the related consolidated statements of operations, comprehensive loss and deficit, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franchise Holdings International, Inc. as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Haynie & Company

Salt Lake City, Utah

May 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Franchise Holdings International, Inc.

Pickering, Ontario

We have audited the accompanying consolidated balance sheets of Franchise Holdings International, Inc. as of December 31, 2014 and the related consolidated statements of operations, comprehensive loss and deficit, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franchise Holdings International, Inc. as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

HJ & Associates, LLC

Salt Lake City, Utah

April 13, 2015

Franchise Holdings International, Inc.

Consolidated Balance Sheets as at December 31, 2015 and 2014

	2015	2014
Assets

Current Assets
Cash and cash equivalents	$14,466	$155,735
Accounts receivable	95,563	26,394
Inventory (note 4)	129,006	88,766
Related party receivable	8,950	-
Prepaid expenses and deposits	4,606	6,102

Total Current Assets	252,591	276,997

Property and Equipment (note 5)	39,401	-

Intangible Assets, Net (note 6)	10,780	7,589

Total Assets	$302,772	$284,586

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$248,300	$286,467
Income taxes payable (note 10)	4,653	5,551
Current portion of promissory note payable (note 7)	41,456	-

Total Current Liabilities	294,409	292,018

Promissory Note Payable(note 7)	4,644	-

Total Liabilities	299,053	292,018

Shareholders' Equity (Deficit)

Share Capital(note 8)	6,689	284

Capital Surplus	3,984,662	140,850

Cumulative Translation Adjustment	(6,212)	28,842

Share Subscriptions Receivable	(17,500)	-

Share Subscriptions Payable (note 8)	88,015	386,770

Accumulated Deficit	(4,051,935)	(564,178)

Total Shareholders' Equity (Deficit)	3,719	(7,432)

Total Liabilities and Shareholders' Equity (Deficit)	$302,772	$284,586

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2015 and 2014

	2015	2014

Net Sales	$651,667	$593,004

Cost of Goods Sold	532,581	435,401

Gross Profit	119,086	157,603

Expenses

Depreciation	556	157
Amortization of intangible assets	326	129
Bank charges and interest	6,619	3,736
Financing charge (note 8)	12,823	-
Interest on promissory note payable (note 7)	4,232	-
Investor relations	13,191	-
Loss due to uncollectible receivable	12,999	-
Loss on disposal of capital assets	-	72
Loss (gain) on foreign exchange	21,939	8,147
Office and general	59,184	47,687
Professional fees (note 12)	3,056,469	93,284
Product development	47,348	4,932
Rent and utilities	35,766	15,019
Repairs and maintenance	3,597	-
Shipping and freight	89,669	75,474
Sales and marketing	203,845	88,468
Transaction costs	38,280	299,839

	3,606,843	636,944

Loss before Income Taxes	(3,487,757)	(479,341)

Provision for Income Taxes(note 10)	-	-

Net Loss for the year	(3,487,757)	(479,341)

Other Comprehensive Income (Loss)
Currency translation adjustment	(35,054)	31,271

Comprehensive Loss for the year	$(3,522,811)	$(448,070)

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statements of Shareholders' Equity

For the years ended December 31, 2015 and 2014

	Number of Common Shares	Issued Capital	Capital Surplus	Cumulative Translation Adjustment	Share Subscriptions Receivable	Share Subscriptions Payable	Accumulated Deficit	Total Equity

Balance at January 1, 2014	100	$-	$133,193	$(2,429)	$-	$79	$(84,837)	$46,006
Issuance of common shares as settlement of debt	4,691	-	595	-	-	3,691	-	4,286
Effects of Reverse Takeover Transaction (note 1)	2,836,073	284	(7,248)	-	-	-	-	(6,964)
Subscription proceeds for shares yet to be issued	-	-	-	-	-	383,000	-	383,000
Fair value of services rendered by shareholder	-	-	14,310	-	-	-	-	14,310
Net loss for the year	-	-	-	-	-	-	(479,341)	(479,341)
Other comprehensive loss for the year	-	-	-	31,271	-	-	-	31,271

Balance at December 31, 2014	2,840,864	284	140,850	28,842	-	386,770	(564,178)	(7,432)
Issuance of common shares for cash	5,625,352	563	822,237	-	-	(383,000)	-	439,800
Issuance of common shares as settlement of debt	2,238,866	224	308,740	-	-	-	-	308,964
Effects of Reverse Takeover Transaction (note 1)	37,700,000	3,770	-	-	-	(3,770)	-	-
Issuance of common shares for services rendered	18,380,000	1,838	2,700,022	-	(17,500)	-	-	2,684,360
Issuance of common shares in exchange for financing	100,000	10	12,813	-	-	-	-	12,823
Subscription proceeds for shares yet to be issued	-	-	-	-	-	88,015	-	88,015
Net loss for the year	-	-	-	-	-	-	(3,487,757)	(3,487,757)
Other comprehensive loss for the year	-	-	-	(35,054)	-	-	-	(35,054)

Balance at December 31, 2015	66,885,082	$6,689	$3,984,662	$(6,212)	$(17,500)	$88,015	$(4,051,935)	$3,719

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

	2015	2014

Operating Activities
Net Loss for the year	$(3,487,757)	$(479,341)

Items not involving cash flows from operating activities:
Transaction costs	38,280	299,839
Items not involving cash:
Depreciation	556	157
Amortization of intangible assets	326	129
Professional fees paid in shares	2,871,164	-
Sales and marketing fees paid in shares	73,500	-
Financing fees paid in shares	12,823	-
Loss on disposal of capital assets	-	72
Fair value of services rendered by shareholder	-	45,269
	(491,108)	(133,875)

Net changes in non cash working capital:
Decrease (increase) in accounts receivable	(76,561)	3,839
Decrease (increase) in inventory	(40,240)	66,239
Decrease (increase) in prepaid expenses	1,496	(4,582)
Decrease (increase) in related party receivables	(672)	-
Increase (decrease) in income taxes payable	(898)	(765)
Increase (decrease) in accounts payable and accrued liabilities	65,941	37,498
	(50,934)	102,229
Cash used in operating activities	(542,042)	(31,646)

Investing Activities
Cash received upon completion of Reverse Acquisition Transaction	-	1,552
Transaction costs	(95,011)	(215,000)
Capital assets	(39,957)	-
Intangible assets	(3,500)	-
Cash used in investing activities	(138,468)	(213,448)

Financing Activities
Share subscription proceeds	528,195	383,000
Proceeds from promissory notes payable	100,300	-
Repayments of promissory notes payable	(54,200)	-
Payments to related parties	-	(37,231)
Proceeds from related parties	-	6,272
Cash provided by financing activities	574,295	352,041

Effects of Foreign Currency Translation	(35,054)	31,271

Change in cash	(141,269)	138,218
Cash and cash equivalents beginning of year	155,735	17,517
Cash and cash equivalents end of year	$14,466	$155,735

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

1.	Nature of Operations and Reverse Acquisition Transaction

Franchise Holdings International, Inc. (the "Company") was incorporated in the State of Nevada on April 2, 2003. FSGI Corporation was incorporated in the State of Florida on May 15, 1997, and in a reorganization on December 21, 1998 with another corporation named The Martial Arts Network On Line, Inc. (originally incorporated in Florida on May 23, 1996), changed its name to TMAN Global.Com, Inc. Franchise Holdings International, Inc. and TMAN Global.Com, Inc. consummated a merger on April 30, 2003 whereby Franchise Holdings International, Inc. exchanged 1 common share for all the 90,861 outstanding common shares of TMAN Global.Com, Inc. The purpose of the transaction was a change of domicile. Pursuant to the merger terms, Franchise Holdings International, Inc. was the surviving corporation and TMAN Global.Com, Inc. ceased to exist.

During the year ended December 31, 2014, the Company completed a reverse acquisition transaction (the "Reverse Acquisition") with TruXmart Ltd. ("TruXmart"), a company located at 1895 Clements Road, Unit 155, Pickering, Ontario, Canada. TruXmart designs and distributes truck tonneau covers in Canada and the United States. Prior to the completion of the Reverse Acquisition, TruXmart owned 2,300,000 shares of the Company, representing an 80.96% ownership stake in the Company. Pursuant to the Reverse Acquisition, the sole shareholder of TruXmart acquired the 2,300,000 shares from TruXmart and an additional 37,700,000 shares of the Company from the Company in exchange for all 4,791 Class A common shares of TruXmart. Following completion of the Reverse Acquisition, the former sole shareholder of TruXmart owned 40,000,000 of the 40,540,864 issued and outstanding shares of the Company, representing a 98.67% ownership stake in the Company. The Company was unable to issue the securities until such time as it filed a Form S 1 with the U.S. Securities Exchange Commission. During the year ended December 31, 2015, the Company filed the Form S 1 and issued the 37,700,000 shares of its common stock.

During the year ended December 31, 2014, the Company incurred transaction costs of $299,839 which were included in the net loss and comprehensive loss for the year. As at December 31, 2015, $15,101(2014 $84,389) of the transaction costs were included in accounts payable and accrued liabilities.

The transaction was accounted for as a reverse acquisition, as owners and management of TruXmart have voting and operating control of the Company following completion of the Reverse Acquisition.

The accompanying financial statements include the activities of Franchise Holdings International, Inc., its predecessor corporations and TruXmart.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

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

e)	Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2015, the Company incurred a net loss of $3,487,757, and as of that date, the Company's deficit was $4,051,935. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

3.	Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents includes cash on account and demand deposits with reputable financial institutions.

Inventory

Inventory is stated at the lower of cost or market, with cost being determined by the first in, first out (FIFO) basis. Cost includes the cost of materials plus direct labor applied to the product.

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

Property and Equipment

Capital assets are recorded at cost and are amortized using the straight line method over the estimated useful lives:

Furniture and equipment	5 years

Computers	3 years

As at December 31, 2015, the Company's product molds were not yet ready for use. As such, they have not been amortized during the year ended December 31, 2015.

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

Tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

3.	Significant Accounting Policies (continued)

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

Financial Instruments

Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company's current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and shareholder loan, approximates their fair values because of the short term maturities of these instruments.

Measurement

The Company initially measures its financial instrument at fair value, except for certain non arm's length transactions.

The Company subsequently measures all its financial assets and financial liabilities at amortized cost, except for investments in equity instruments that are quoted in an active market, which are measured at fair value. Changes in fair value are recognized in earnings for the period in which they occur.

Financial assets measured at amortized cost include cash and cash equivalents, accounts receivable, related party receivable, other receivables and share subscriptions receivable.

Financial liabilities measured at amortized cost include accounts payable and accrued liabilities, and promissory note payable.

Impairment

Financial assets measured at cost are tested for impairment when there are indicators of impairment. The amount of the write down is recognized in earnings for the period. The previously recognized impairment loss may be reversed to the extent of the improvement, directly or by adjusting the allowance account, provided it is no greater than the amount that would have been reported at the date of the reversal had the impairment not been recognized previously. The amount of the reversal is recognized in earnings for the period.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

3.	Significant Accounting Policies (continued)

Financial Instruments (continued)

Transaction costs

The entity recognizes its transaction costs in net income in the period incurred. However, financial instruments that will not be subsequently measure at fair value are adjusted by the transaction costs that are directly attributable to their origination, issuance or assumption.

Impairment of Long Lived Assets

A long lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. An impairment loss is recognized when the carrying amount of the asset exceeds the sum of the undiscounted cash flows resulting from its use and eventual disposition. The impairment loss is measured as the amount by which the carrying amount of the long lived assets exceeds its fair value.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014 15, "Presentation of Financial Statements Going Concern". The guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date financial statements are issued. ASU 2014 15 is effective for the annual period ending after December 31, 2016, and for annual periods and interim periods thereafter, with early application permitted. The Company is evaluating the new standard, but does not, at this time, expect this standard to have a material impact on its consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

3.	Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In August 2015, the FASB issued ASU No. 2015 14, "Revenue from Contracts with Customers" which defers the effective date of ASU 2014 09 for all entities by one year. The guidance in "Revenue Recognition (Topic 606)" requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2015 14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is evaluating the new standard, but does not, at this time, expect this standard to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015 02, "Amendments to the Consolidation Analysis". The guidance in "Consolidation" (Topic 810) responds to stakeholder concerns about the current accounting for consolidation of certain legal entities. ASU No. 2015 02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The Company is evaluating the new standard, but does not, at this time, expect this standard to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015 11, "Inventory" which requires entities to measure inventory at the lower of cost and net realizable value with net realizable value being the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015 11 is effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years. The Company is evaluating the new standard, but does not, at this time, expect this standard to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015 3, "Interest Imputation of Interest Simplifying the Presentation of Debt Issuance Costs." To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015 3 is effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016 02, "Leases" which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016 02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the effect the new standard will have on the financial statements.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

4.	Inventory

Inventory is comprised of:

	2015	2014

Finished goods	$113,753	$79,527
Promotional items	12,258	6,023
Raw materials	2,995	3,216

	$129,006	$88,766

5.	Property and Equipment

Major classes of property and equipment are as follows:

	2015
	Cost	Accumulated Amortization	Net	2014 Net

Equipment	$2,102	$358	$1,744	$-
Product molds	37,243	-	37,243	-
Computers	610	196	414	-

	$39,955	$554	$39,401	$-

6.	Intangible Assets

Intangible assets consist of costs incurred to establish the TruXmart Tri Fold and Smart Fold patent technology, as well as the Company's website. The patent was issued August 26, 2014. The patent will be amortized on a straight line basis over its useful life of 25 years. The Company's website has an indefinite useful life and has not been amortized.

	December 31, 2015			December 31,
	Cost	Accumulated Amortization	Net	2014 Net

Patent	$7,718	$438	$7,280	$7,589
Website	3,500	-	3,500	-

	$11,218	$438	$10,780	$7,589

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

7.	Promissory Notes Payable

In October, 2015, the Company entered into a secured promissory note with an investor in the principal amount of 102,000 Canadian Dollars. The Company received proceeds of 75,000 Canadian Dollars and 27,000 Canadian Dollars was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note requires a daily payment of 324 Canadian Dollars until January 26, 2017 and carries a 40.0% interest rate. The promissory note is secured by all assets of the Company. The outstanding principal balance on the note at December 31, 2015 was 87,480 Canadian Dollars.

In October, 2015, the Company entered into an unsecured promissory note with an investor in the principal amount of 25,300 Canadian Dollars. The proceeds were wired directly to a supplier of the Company to secure production capacity. In connection with this note, the Company issued 100,000 shares of common stock valued at $26,000. The fair value of the consideration given under this agreement was allocated proportionately to the two instruments (the note and common stock) resulting in $12,823 being allocated to the common stock and a debt discount. By December 31, 2015, the note was repaid and the debt discount was recognized as interest expense.

The amounts repayable under the secured promissory note are as follows:

	2015	2014

Balance owing, December 31, 2015	$46,100	$-

Less amounts due within one year	(41,456)	-

	$4,644	$-

8.	Share Capital

The Company is authorized to issue 20,000,000 shares of its common stock with a par value of $0.0001. All shares are ranked equally with regards to the Company's residual assets.

During the year ended December 31, 2014, the Company received subscriptions for 2,775,360 shares of its common stock for proceeds of $383,000. As at December 31, 2014, the shares had yet to be issued and the full amount of the proceeds has been included in share subscriptions payable. During the year ended December 31, 2015, the Company issued the common shares.

During the year ended December 31, 2015, the Company issued 3,253,052 shares of its common stock at an average price of $0.162 per share for proceeds of $527,815. As at December 31, 2015, 403,060 of the common shares had yet to be issued, however, these shares were issued subsequent to December 31, 2015.

During the year ended December 31, 2015, the Company issued 60,000 shares of its common stock at a price of $0.138 per share to Ryan Goulding Services, LLC, for services performed, pursuant to a settlement agreement, dated February 12, 2015, by and among the Company, Securities Counselors, Inc. and Belair Capital Partners, Inc. The fair value of the common shares of $8,280 has been expensed as transaction costs during the year ended December 31, 2015.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

8.	Share Capital (continued)

During the year ended December 31, 2015, the Company issued 2,178,866 shares of its common stock at a price of $0.138 per share as settlement for amounts payable pursuant to an advisory agreement disclosed in note 13(b). Of he total fair value of the common shares of $300,684, $40,000 was included in professional fees expense during the year ended December 31, 2014 and was included in accounts payable and accrued liabilities as at that date. The remaining $260,684 has been expensed as professional fees during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company issued 500,000 shares of its common stock to a key sales consultant with respect to services rendered to the Company at a deemed price of $0.147 per share. The fair value of $73,500 is included in sales and marketing expense for the year ended December 31, 2015.

During the year ended December 31, 2015, the Company issued 15,500,000 to various consultants and advisors pursuant to agreements disclosed in notes 12(c) through (g) at a deemed price of $0.147 per share.

During the year ended December 31, 2015, the Company issued 2,380,000 common shares to various consultants at a deemed price of $0.147 per share in exchange for cash of $2,380 and services in the amount of $347,480 that are included in professional fees for the year ended December 31, 2015.

The deemed price of $0.147 used to value the common shares issued to the sales and other consultants was calculated as the weighted average price per share for all subscriptions for common shares of the Company's stock that were paid in cash during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company issued 100,000 common shares to a lender at a deemed price of $0.26 per share in exchange for advancing 25,300 Canadian Dollars to the Company via an unsecured promissory note, the full amount of which was repaid as at December 31, 2015. In connection with this note, the Company issued 100,000 shares of common stock valued at $26,000. The fair value of the consideration given under this agreement was allocated proportionately to the two instruments (the note and common stock) resulting in $12,823 being allocated to the common stock.

During the year ended December 31, 2015, the Company issued 37,700,000 shares of its common stock to the former sole shareholder of TruXmart in connection with the Reverse Acquisition described in note 1.

As at December 31, 2015, the Company's net loss per weighted average number of shares outstanding is as follows:

	2015	2014

Net loss for the year	$(3,487,757)	$(479,341)

Weighted average number of shares (basic and diluted)	40,460,153	125,801

Loss per weighted average share (basic and diluted)	$-	$(4)

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

9.	Related Party Transactions

During the year ended December 31, 2015, the Company recorded salaries expense of $48,178 (2014 $Nil) and office and general expenses of $Nil (2014 $45,269) related to the fair market value of services rendered to the Company by its CEO. Of the office and general expenses, $Nil (2014 $14,310) was charged to capital surplus and $Nil (2014 $30,959) was charged to the shareholder loan account.

10.	Income Taxes

a)	The income tax expense is reconciled per the schedule below:

	2015	2014

Net loss before income taxes	$(3,487,757)	$(479,341)

Fair value of services rendered by shareholder	-	45,269
Depreciation	178	(72)
Non deductible portion of meals and entertainment	516	17
Share based compensation	2,970,464	-
Transaction costs	(12,045)	233,738
Adjusted net loss for tax purposes	(528,644)	(200,389)

Statutory rate	25.1%	23.61%

	(132,682)	(47,306)
Valuation allowance	132,682	47,306
Provision for income taxes	$-	$-

b)	Deferred Income Tax Assets

The tax effects of temporary differences that give rise to the deferred income tax assets at December 31, 2015 and 2014 are as follows:

	2015	2014

Net operating loss carry forwards	$183,339	$47,312
Transaction costs	42,406	45,597
	225,745	92,909
Deferred tax assets not recognized	(225,745)	(92,909)

Net expected deferred income tax recovery	$-	$-

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

11.	Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred bad debt expense of $Nil during the year ended December 31, 2015 (2014 $Nil).

Currency Risk

The Company is exposed to currency risk on its sales and purchases denominated in Canadian Dollars. The Company actively manages these risks by adjusting its pricing to reflect currency fluctuations and purchasing foreign currency at advantageous rates.

As at December 31, 2015, cash includes 17,738 Canadian Dollars, accounts receivable includes 39,187 Canadian Dollars, related party receivable includes 12,387 Canadian Dollars, accounts payable and accrued expenses include 108,100 Canadian Dollars, income taxes payable includes 6,439 Canadian Dollars and promissory note payable includes 63,803 Canadian Dollars.

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

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

11.	Financial Instruments (continued)

Concentration of Customer Risk

The following table includes the percentage of the Company's sales to significant customers for the fiscal years ended December 31, 2015 and 2014. A customer is considered to be significant if they account for greater than 10% of the Company's annual sales.

	2015	2014

Customer A	23.2	47.3
Customer B	22.3	-
Customer C	19.1	24.6
Customer D	12.0	-

	76.6	71.9

The loss of any of these key customers could have an adverse effect on the Company's business.

12.	Commitments

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

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

12.	Commitments (continued)

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

During the year ended December 31, 2015, the Advisory Agreement was amended by the parties such that the Company was to issue a number of shares of its common stock representing 4.99% of the issued and outstanding shares at the time of the amendment as full and final settlement of the accrued fees owing per the Advisory Agreement. During the year ended December 31, 2015, the Company issued 2,178,866 shares of its common stock with a fair value of $300,684 as settlement of the outstanding fees owed pursuant to the Advisory Agreement.

c)

During the year ended December 31, 2015, the Company entered into an agreement (the "Business Advisory Agreement") for the provision of various business advisory services including, but not limited to, marketing, business and product development, and supplier and customer relationship management for a period of 365 days. In exchange for these services, the Company was to issue 3,200,000 shares of its capital stock with a fair value of $470,400. The fair value consists of cash subscription proceeds of $3,200, and $467,200 which has been included in professional fees expense for the year ended December 31, 2015.

The Business Advisory Agreement can be terminated for any reason by either party with thirty days written notice submitted by the party requesting the cancellation.

d)

During the year ended December 31, 2015, the Company entered into an agreement (the "Service Agreement") for the provision of various services including, but not limited to, corporate branding, communications strategies and corporate strategy for a period of 180 days. In exchange for these services, the Company was to issue 2,900,000 shares of its capital stock with a fair value of $426,300. The fair value consists of cash subscription proceeds of $2,900 and $423,400 which has been included in professional fees expense for the year ended December 31, 2015.

The Service Agreement can be terminated for any reason by either party with ten days written notice submitted by the party requesting the cancellation.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

12.	Commitments (continued)

e)

During the year ended December 31, 2015, the Company entered into an agreement (the "Service Agreement") for the provision of various services including, but not limited to, business, product, and relationship development and corporate strategy for a period of 180 days. In exchange for these services, the Company was to issue 3,000,000 shares of its capital stock with a fair value of $441,000. The fair value consists of cash subscription proceeds of $3,000 and $438,000 which has been included in professional fees expense for the year ended December 31, 2015.

The Service Agreement can be terminated for any reason by either party with ten days written notice submitted by the party requesting the cancellation.

f)

During the year ended December 31, 2015, the Company entered into an agreement (the "Business Advisory Agreement") for the provision of various business advisory services including, but not limited to, funding and financing strategies and capital structure planning and management for a period of 180 days. In exchange for these services, the Company was to issue 3,300,000 shares of its capital stock with a fair value of $485,100. The fair value consists of cash subscription proceeds of $3,300 and $481,800 which has been included in professional fees expense for the year ended December 31, 2015. The Business Advisory Agreement can be terminated for any reason by either party with thirty days written notice submitted by the party requesting the cancellation.

g)

During the year ended December 31, 2015, the Company entered into an agreement (the "Marketing Services Agreement") for the provision of various business advisory services including, but not limited to, strategic marketing and brand development and communications and branding research for a period of 180 days. In exchange for these services, the Company was to issue 3,100,000 shares of its capital stock with a fair value of $455,700. The fair value consists of cash subscription proceeds of $3,100 and $452,600 which has been included in professional fees expense for the year ended December 31, 2015. The Marketing Services Agreement can be terminated for any reason by either party with thirty days written notice submitted by the party requesting the cancellation.

h)

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

13.	Evaluation of Subsequent Events

The Company evaluated all subsequent events after the balance sheet date through May 5, 2016, the date the financial statements were available to be issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Current and Prior Auditor:

On January 4, 2016 HJ & Associates, LLC resigned as the independent registered public accounting firm for the Company.

Newly Appointed Auditor:

On January 7, 2016, the Company engaged Haynie & Company, Salt Lake City, Utah, as its new independent registered public accounting firm.

(See Form 8-K filed on January 7, 2016)

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2015 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company's internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. Wehave identified the following materialweak-nesses.

1.

As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, ages and position held with us is as follows:

Name	Age	Position Held

Steven Rossi *	30	President, Secretary and Director

Steven Raivio **	46	Chief Operating Officer and Director

Lorenzo Rossi ***	59	Director

__________________

*	appointed as an officer and director effective November 7, 2014

**	appointed as an officer and director effective December 9, 2014

***	appointed as a director effective December 9, 2014

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

Mr. Raivio attended Mount Royal College from 1988 to 1989 and Southern Alberta Institute of Technology from 1990 to 1992. He was a General Manager at Video Kingdom from 1990 to 1995 and was involved in the Company's growth from 2 to 27 stores. He was a manager at Mission plastics from 1995 to 1997. He began his experience in the motor vehicle market in 1997 as a General Manager for Focus Auto Design until 2002 He worked on the development of systems and procedures leading to the Company receiving ISO 9001 registration. Then as a Business Development Manager for Willpak Industries from 2002 to 2003, where he exhibited at SEMA and developed Kia Canada as an OEM customer; and as a General Manager at TGF Bumper & Fender from 2004 through 2010 where he developed the setup and logistics for product importation from Taiwan.

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

Equity Incentive Plan

We adopted the Plan on June 5, 2015. The Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the Common Stock. The Board will administer the Plan. Up to 10,000,000 shares may be issued under the Plan. On June 30, 2015, 500,000 shares of our common stock were issued to Steven Raivio under the Plan. No other stock options or similar instruments have been granted to any of our officers or directors pursuant to the Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of December 31, 2015, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 66,885,082 common shares were issued and outstanding as of December 31, 2015.

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percentage of Ownership

Steven Rossi
8820 Jane Street
Vaughan, Ontario, Canada L4K 2M9	40,000,000	59.80%

Steven Raivio
8820 Jane Street
Vaughan, Ontario, Canada L4K 2M9	500,000	0.74%

Lorenzo Rossi
8820 Jane Street
Vaughan, Ontario, Canada L4K 2M9	0	0.0%

All Officers and Directors as a Group	40,500,000	60.54%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent auditor, Haynie & Company, and our previous auditor HJ & Associates L.L.C., billed an aggregate of $68,303 and $56,082 for the fiscal years ended December 31, 2015 and December 31, 2014, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc. (2)

10.1	Definitive Share Exchange Agreement, dated as of December 16 2014, by and among the Company, Steven Rossi and TruXmart, Ltd. (3)

10.2	Patent license agreement, dated November 26, 2014 (3)

10.3	Corporate Advisory Services Agreement by and between TruXmart, Ltd. and Belair Capital Partners, Inc., dated May 1, 2014 (3)

10.4	Shipping Agreement with Federal Express (FedEX) dated September 26, 2014 (3)

10.5	Shipping Agreement with United Parcel Service (UPS) dated March 31, 2014 (3)

10.6	Warehousing and Shipping with JBF Express dated June 24, 2013 (3)

10.7	Continuous Importation Bond with Globe Express Services (3)

10.8	Business Services Agreement, by and between 1369781and FNHI, dated June 1, 2015 (4)

10.9	Business Services Agreement, by and between 2224342and FNHI, dated June 23, 2015 (4)

10.10	Services Agreement, by and between Marcheseand FNHI, dated June 3, 2015 (4)

10.11	Services Agreement, by and between JAAMand FNHI, dated June 8, 2015 (4)

21.1	Subsidiaries- Truxmart, Ltd.

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________________

(1)	Filed as an exhibit to the registrant's Form 10-KSB, filed October 13, 1999 and incorporated by reference herein.

(2)	Filed as an exhibit to the registrant's Form 10-Q, filed April 24, 2009 and incorporated by reference herein.

(3)	Filed as an exhibit to the registrant's Form 8-K, filed on December 17, 2014 and incorporated by reference herein.

(4)	Filed as an exhibit to the registrant's Form S-1, filed on July 21, 2015 and incorporated by reference herein.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Reports on Form 8-K.

8-K filed May 27, 2015, regarding the increase in authorized shares of common stock to 100,000,000

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2016	By:	/s/ Steven Rossi
	Name:	Steven Rossi
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Rossi	Dated: May 9, 2016
Steven Rossi
Director

By:	/s/ Lorenzo Rossi	Dated: May 9, 2016
Lorenzo Rossi
Director

By:	/s/ Steven Raivio	Dated: May 9, 2016
Steven Raivio
Director

