Form 10-Q
period 2016-03-31
Franchise Holdings International, Inc.
filed 2016-06-02
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2016

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

____________________________________________________________

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

As of May 20, 2016, the number of shares outstanding of the registrant's class of common stock was 67,288,142.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Franchise Holdings International, Inc.

Condensed Consolidated Balance Sheets

Unaudited

	March 31, 2016	December 31, 2015
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$-	$14,466
Accounts receivable	60,634	95,563
Inventory	101,358	129,006
Related party receivable	10,631	8,950
Prepaid expenses and deposits	8,107	4,606
Total Current Assets	180,730	252,591

Property and Equipment, Net	39,245	39,401

Intangible Assets, Net	10,703	10,780

Total Assets	$230,678	$302,772

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
Bank overdraft	$1,316	$-
Accounts payable and accrued liabilities	270,540	248,300
Income taxes payable	4,958	4,653
Current portion of promissory notes payable, net of
discount (note 3)	46,105	41,456
Total Current Liabilities	322,919	294,409

Promissory Note Payable, Net of Current
Portion (note 3)	-	4,644
Total Liabilities	322,919	299,053
Comittments and Contingencies

Shareholders' Equity (Deficit)

Common stock, $0.0001 par value, 100,000,000 shares
authorized, 67,288,142 and 66,885,082 shares issued and
outstanding as of March 31, 2016 and December 31, 2015
respectively	6,729	6,689
Additional paid in capital	4,072,637	3,984,662
Cumulative translation adjustment	(14,818)	(6,212)
Share subscriptions payable	-	88,015
Share subscriptions receivable	(17,500)	(17,500)
Accumulated deficit	(4,139,289)	(4,051,935)

Total Shareholders' Equity (Deficit)	(92,241)	3,719

Total Liabilities and Shareholders' Equity (Deficit)	$230,678	$302,772

See accompanying notes to the unaudited condensed consolidated financial statements.

Franchise Holdings International, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the three month periods ended March 31, 2016 and 2015

Unaudited

	2016	2015
	(Unaudited)	(Unaudited)

Net Sales	$93,508	$78,176

Cost of Goods Sold	87,217	62,286

Gross Profit	6,291	15,890

Operating Expenses
General and administrative	29,830	18,067
Sales and marketing	21,381	8,365
Professional fees	34,371	13,984
Loss (gain) on foreign exchange	(1,368)	450
Total operating expenses	84,214	40,866
Loss from operations	(77,923)	(24,976)

Other Income (Expense)
Interest expense	(9,431)	(710)
Total other income (expense)	(9,431)	(710)

Net Loss for the period	(87,354)	(25,686)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(8,606)	(5,537)

Comprehensive Loss for the period	$(95,960)	$(31,223)

Weighted Average Number of Shares (basic and diluted)	67,265,996	3,403,907

Loss per Weighted Average Share (basic and diluted)	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Franchise Holdings International, Inc.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended March 31, 2016 and 2015

Unaudited

	2016	2015
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Loss	$(87,354)	$(25,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233	153
Accretion of debt discount	4,081	-
Fair value of services rendered by shareholder	-	10,072
	(83,040)	(15,461)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	34,929	1,938
Decrease (increase) in inventory	27,648	(83,777)
Decrease (increase) in prepaid expenses and deposits	(3,501)	(1,316)
Decrease (increase) in related party receivables	(1,681)	485
Increase (decrease) in income taxes payable	305	(467)
Increase (decrease) in accounts payable and accrued liabilities	22,240	83,684
	79,940	547
Net cash used in operating activities	(3,100)	(14,914)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(2,061)
Transaction costs	-	(53,150)
Purchase of intangible assets	-	(3,110)
Net cash used in investing activities	-	(58,321)

Cash Flows from Financing Activities
Overdraft proceeds	1,316	-
Share subscription proceeds	-	279,800
Payments to related parties	-	(6,954)
Repayments of promissory notes payable	(4,076)	-

Net cash (used in) provided by financing activities	(2,760)	272,846

Effects of Foreign Currency Translation	(8,606)	(5,537)

Change in cash	(14,466)	194,074
Cash and cash equivalents beginning of period	14,466	155,735
Cash and cash equivalents end of period	$-	$349,809

See accompanying notes to the unaudited condensed consolidated financial statements.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

For the three month periods ended March 31, 2016 and 2015

Unaudited

1.	Basis of Presentation and Going Concern

a)	Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 2016 are not necessarily indicated of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10 K for the year ended December 31, 2015 filed with the SEC on May 9, 2016.

b)	Functional and Presentation Currency

These interim financial statements are presented in United States Dollars. The functional currency of the Company is the Canadian Dollar. For purposes of preparing these interim financial statements, balances denominated in Canadian Dollars outstanding at March 31, 2016 were converted into United States Dollars at a rate of 1.2987 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended March 31, 2016 were converted into United States Dollars at a rate of 1.3748 Canadian Dollars to one United States Dollar.

c)	Use of Estimates

The preparation of condensed unaudited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

e)	Going Concern

These condensed unaudited financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the three month period ended March 31, 2016, the Company incurred a net loss of $87,354, and as of that date, the Company's accumulated deficit was $4,139,289. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

For the three month periods ended March 31, 2016 and 2015

Unaudited

2.	Significant Accounting Policies

The accounting polices used in the preparation of these interim unaudited consolidated financial statements are consistent with those of the Company's audited financial statements for the year ended December 31, 2015.

3.	Promissory Notes Payable

In October, 2015, the Company entered into a secured promissory note with an investor in the principal amount of 102,000 Canadian Dollars ($79,768). The Company received proceeds of 75,000 Canadian Dollars ($58,653) and 27,000 Canadian Dollars ($21,115) was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note requires a daily payment of 324 Canadian Dollars ($249) until January 26, 2017 and carries a 40.0% interest rate. The promissory note is secured by all assets of the Company. The outstanding principal balance on the note at March 31, 2016 was 77,943 Canadian Dollars ($60,016) and the carrying amount of the original issue discount was 18,067 Canadian Dollars ($13,911). The outstanding principal balance on the note at December 31, 2015 was 87,480 Canadian Dollars ($63,208) and the carrying amount of the original issue discount was 23,677 Canadian Dollars ($17,108).

The amounts repayable under the secured promissory note as at March 31, 2016 were as follows:

Balance owing, March 31, 2016	$46,105

Less amounts due within one year	(46,105)

$-

The amounts repayable under the secured promissory note as at December 31, 2015 were as follows:

Balance owing, December 31, 2015	$46,100

Less amounts due within one year	(41,456)

$4,644

4.	Common Stock

The Company is authorized to issue 100,000,000 shares of its common stock with a par value of $0.0001. All shares are ranked equally with regards to the Company's residual assets.

During the three months ended March 31, 2016, the Company issued 403,060 common shares, the proceeds of which were received during the year ended December 31, 2015.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

For the three month periods ended March 31, 2016 and 2015

Unaudited

5.	Related Party Transactions

During the period ended March 31, 2016, the Company recorded salaries expense of $5,808 (2015 $0) office and general expenses of $0 (2015 $10,072) related to services rendered to the Company by its major shareholder.

6.	Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred bad debt expense of $0 during the period ended March 31, 2016 (2015 $0).

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

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

For the three month periods ended March 31, 2016 and 2015

Unaudited

6.	Financial Instruments (continued)

Concentration of Customer Risk

The following table includes the percentage of the Company's sales to significant customers for the three months ended March 31, 2016 and 2015. A customer is considered to be significant if they account for greater than 10% of the Company's annual sales.

	2016	2015

Customer A	47.4	27.3
Customer B	13.5	-
Customer C	11.0	-
Customer D	10.2	3.9
Customer E	0.2	48.5

	82.3	79.7

The loss of any of these key customers could have an adverse effect on the Company's business.

7.	Reclassification

Certain comparative figures have been re classified to conform to the current period's presentation.

8.	Evaluation of Subsequent Events

Subsequent to March 31, 2016, the Company entered into a Equity Purchase Agreement (the "Agreement") pursuant to which the Company will issue up to $1,000,000 of the Company's common stock. All sales of the Company's stock pursuant to the Agreement are subject to the Company fulfilling certain conditions contained therein, including the filing and effectiveness of a registration document with the SEC to register the shares of the common stock to be sold.

The Company evaluated all subsequent events after the balance sheet date through June 1, 2016, the date the financial statements were available to be issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in the financial statements other than that mentioned above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis ("MD&A") should be read in conjunction with financial statements of FNHI, and its wholly-owned subsidiary, Truxmart, Ltd. for the three months ended March 31, 2016 and 2015, and the notes thereto. Additional information relating to FNHI is available at www.truxmart.ca

Safe Harbor for Forward-Looking Statements

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

Revenue

For the three months ended March 31, 2016, revenue generated from the entire line of Truxmart products was $93,508, compared to $78,176 for the three months ended March 31, 2015. The year over year increase of approximately 20% was mainly attributable to the availability of inventory to satisfy customer orders. During the three months ended March 31, 2015 the Company incurred a shortage of inventory that resulted in a reduced amount of sales for the quarter.

For the three months ended March 31, 2016, revenue generated in Canada was $65,204 compared to $28,655 for the same period in 2015, an increase of 128%. The relative weakening of the Canadian Dollar compared to the United States Dollar during the first three months of fiscal 2016, a decrease of approximately 11% year-over-year, continued to have a negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. Canadian Dollar Sales increased to CAD$89,641 from CAD$35,577, an increase of 152% during three months ended March 31, 2016. For the three months ended March 31, 2016, revenue generated in the United States was $28,304 compared to $49,511 for the same period in 2015. This represents a year-over-year decrease in US- source revenue of approximately 43%, and is primarily attributable to limited inventory in stock.

Sales from online retailers of the TruXmart products decreased from $42,108 in the three months ended March 31, 2015 to $28,697 in the three months ended March 31, 2016, a decrease of 32%. The online retailers accounted for over 30% of total revenue for the three months ended March 31, 2016, compared to 53% for the three months ended March 31, 2015. Distributor sales increase from $8,413 in 2015, to $61,448 in 2016. The remaining revenues consist of sales from key area dealers.

Currently, TruXmart has one major distributor in Canada, one in the United States, along with its own contracted distribution and inventory facility in Depew, NY. This does not include multiple independent online retailers.

Although TruXmart currently supports a total of 16 dealers and distributors, TruXmart believes the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer's customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales increased for the first three months of fiscal 2016, when compared to the first three months of fiscal 2015, by 40% from $62,286 to $87,217. Our cost of sales, as a percentage of sales, was approximately 93% and 80% for three months ended March 31, 2016 and 2015, respectively.

Within cost of sales, freight costs accounted for 14% of cost of sales during the three months ended March 31, 2016, whereas in 2015, it accounted for 20% of cost of sales. The decrease in the percentage of cost of sales is due to the majority of the sales for the quarter ended March 31, 2016 being to Canadian customers that generally have lower shipping costs than sales to U.S. customers. Freight costs were $12,475 and $12,670 for the three month periods ended March 31, 2016 and 2015 respectively.

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

Gross Margin

Gross margin percentage for the three month periods ended March 31, 2016 and 2015 were 7% and 20% respectively. The decrease in gross margin is primarily related to the fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting – while sales denominated in Canadian Dollars increased by 152% and United States Dollars decreased by 43%, the increase in aggregate sales reported in United States Dollars was only 20% as a result of the weakened Canadian Dollar.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $84,214 compared to $40,866 for the three months ended March 31, 2015. Our general and administrative expense increased by $11,763, from $18,067 to $29,830, during the three months ended March 31, 2016. This increase is a result of increased rent and utilities expense as a result of the Company's move to a new location subsequent to March 31, 2015, as well as increased shipping and freight expenses due to the increased costs associated with shipping our new hard cover which costs about twice the amount of the current tonneau cover to ship. Sales and marketing increased by $13,016 to $21,381 from $8,365 during the three months ended March 31, 2016. This increase is due to increased personnel costs paid for sales services as well as amounts paid to a consultant with respect to sales training. Professional fees which include accounting, legal and consulting fees, increased from $13,984 for the three months ended March 31, 2015 to $34,371 for the three months ended March 31, 2016. The increase is related to increased accounting and legal services between the two periods.

Other Income and Expenses

Late in the 2015 fiscal year, the Company borrowed funds for working capital requirements in exchange for a promissory note. During the three month period ended March 31, 2016, the Company incurred interest of $6,317 related to this note. The balance of the other expenses consists of bank charges and other interest charges.

Net Loss

Net loss for the three months ended March 31, 2016 was $87,354 compared to a net loss of $25,686 for the three months ended March 31, 2015. The increase in the net loss was mainly due to the increase in various expenses, in particular professional fees, sales and marketing and shipping expenses, as well as reduced gross margin as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased from $14,466 at December 31, 2015 to $0 at March 31, 2016. The decrease was primarily the result of the timing of inbound payments from customers, and outbound payments to vendors as well as the repayment of the promissory note payable. Accounts receivable decreased by $34,929 from $95,563 at December 31, 2015 to $60,634 at March 31, 2016. Inventory decreased by $27,648 from $129,006 at December 31, 2015 to $101,358 at March 31, 2016 largely as a result of the timing of the receipt of inventory shipments. Accounts payable and accrued liabilities increased by $22,240 from $248,300 at December 31, 2015 to $270,540 at March 31, 2016. The increase in payables is related to the accrual of various professional fees during the three months ended March 31, 2016.

Financing Activities

During the first three months of fiscal 2016, TruXmart funded working capital requirements principally through cash flows from operations. During the three month period ended March 31, 2016, the Company did not raise capital through private placements of shares of the Company's common stock. During the three months ended March 31, 2016, the Company repaid $4,076 of the promissory note payable.

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

The accounting polices used in the preparation of the interim unaudited consolidated financial statements and Form 10-Q for the three months ended March 31, 2016 are consistent with those of the Company's audited financial statements and Form 10-K for the year ended December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, the Company did not complete any unregistered sale of equity securities.

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

__________________

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: June 2, 2016	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 2, 2016	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

