Form 10-Q
period 2016-06-30
Franchise Holdings International, Inc.
filed 2016-08-29
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2016

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

3120 Rutherford Road, Suite 414

Vaughan, Ontario, Canada L4K 0B2

(Address of principal executive offices) (Zip Code)

(888) 554-8789

Registrant's telephone number, including area code

______________________________________________________________

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

As of August 1, 2016, the number of shares outstanding of the registrant's class of common stock was 67,288,142.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Franchise Holdings International, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$32,252	$14,466
Accounts receivable	11,887	95,563
Inventory	89,117	129,006
Related party receivable (note 7)	11,105	8,950
Prepaid expenses and deposits (note 11)	37,668	4,606
Total Current Assets	182,029	252,591

Property and Equipment, Net	39,089	39,401
Intangible Assets, Net	10,626	10,780
Total Assets	$231,744	$302,772

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$293,644	$248,300
Income taxes payable	4,985	4,653
Current portion of promissory note payable (note 3)	45,449	41,456
Convertible promissory note payable (note 4)	70,496	-
Derivative liability (note 5)	137,353	-
Total Current Liabilities	551,927	294,409

Promissory Note Payable, Net of Current
Portion (note 3)	-	4,644
Total Liabilities	551,927	299,053
Comittments and Contingencies

Shareholders' Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 67,288,142 and 66,885,082 shares issued and outstanding as of June 30, 2016 and December 31, 2015 respectively	6,729	6,689
Additional paid in capital	4,072,637	3,984,662
Cumulative translation adjustment	(10,728)	(6,212)
Share subscriptions payable	-	88,015
Share subscriptions receivable	(7,600)	(17,500)
Accumulated deficit	(4,381,221)	(4,051,935)

Total Shareholders' Equity (Deficit)	(320,183)	3,719

Total Liabilities and Shareholders' Equity (Deficit)	$231,744	$302,772

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc. Condensed Consolidated Statements of Operations and Other Comprehensive Loss For the three and six month periods ended June 30 Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net Sales	$25,867	$192,096	$119,375	$270,272

Cost of Goods Sold	15,369	155,721	102,586	218,007

Gross Profit	10,498	36,375	16,789	52,265

Operating Expenses

General and administrative	19,215	84,437	49,044	102,504
Sales and marketing	17,207	101,142	38,588	109,507
Professional fees	63,518	632,836	97,889	646,820
Loss (gain) on foreign exchange	7,753	(2,051)	6,385	(1,601)
Total operating expenses	107,693	816,364	191,906	857,230
Loss from operations	(97,195)	(779,989)	(175,117)	(804,965)

Other Income (Expense)
Interest expense	(7,385)	(3,905)	(16,816)	(4,615)
Gain (loss) on derivative (note 5)	(137,353)	-	(137,353)	-
Transaction costs	-	(38,280)	-	(38,280)
Total other income (expense)	(144,738)	(42,185)	(154,169)	(42,895)

Net Loss for the period	(241,933)	(822,174)	(329,286)	(847,860)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	4,090	(17,802)	(4,516)	(23,339)

Comprehensive Loss for the period	$(237,843)	$(839,976)	$(333,802)	$(871,199)

Weighted Average Number of Shares (basic and diluted)	67,288,142	23,662,690	27,279,284	13,556,886

Loss per Weighted Average Share (basic and diluted)	$-	$(0.04)	$(0.01)	$(0.06)

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc. Condensed Consolidated Statements of Cash Flows For the six month periods ended June 30 Unaudited

	June 30, 2016	June 30, 2015

Cash Flows from Operating Activities
Net loss	$(329,286)	$(847,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	712	417
Accretion of debt discount	8,314	-
Professional fees paid in shares	-	517,664
Sales and marketing fees paid in shares	-	73,500
Transaction costs	-	38,280
Loss on derivative	137,353	-
	(182,907)	(217,999)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	83,676	(67,968)
Decrease (increase) in inventory	39,889	(161,194)
Decrease (increase) in prepaid expenses and deposits	(33,062)	1,116
Decrease (increase) in related party receivables	(2,155)	288
Decrease (increase) in other receivables	-	(28,140)
Increase (decrease) in income taxes payable	332	(396)
Increase (decrease) in accounts payable and accrued liabilities	45,344	96,431
	134,024	(159,863)
Net cash used in operating activities	(48,883)	(377,862)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(29,260)
Transaction costs	-	(69,870)
Purchase of intangible assets	-	(3,500)
Net cash used in investing activities	-	(102,630)

Cash Flows from Financing Activities
Share subscription proceeds	9,900	439,800
Repayments of promissory notes payable	(8,965)	-
Proceeds from convertible promissory note payable, net of debt issuance costs	77,750	-
Debt issuance costs	(7,500)	-

Net cash (used in) provided by financing activities	71,185	439,800

Effects of Foreign Currency Translation	(4,516)	(23,339)

Change in cash	17,786	(64,031)
Cash and cash equivalents beginning of period	14,466	155,735
Cash and cash equivalents end of period	$32,252	$91,704

Significant Non Cash Transactions Not Disclosed Above
Common Shares issued to service providers	$-	$2,660,964

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2016 and 2015 Unaudited

1.	Basis of Presentation and Going Concern

a)	Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six month period ended June 30, 2016 are not necessarily indicated of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10 K for the year ended December 31, 2015 filed with the SEC on May 9, 2016.

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

d)	Going Concern

These condensed unaudited financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the six month period ended June 30, 2016, the Company incurred a net loss of $329,286, and as of that date, the Company's accumulated deficit was $4,381,22 While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

e)	Reclassification

Certain comparative figures have been re classified to conform to the current period's presentation.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2016 and 2015 Unaudited

2.	Significant Accounting Policies

The accounting polices used in the preparation of these interim unaudited consolidated financial statements are consistent with those of the Company's audited financial statements for the year ended December 31, 2015, with the exception of the following:

Derivative Financial Instruments

During the period ended June 30, 2016, the Company issued a convertible promissory note payable with such terms that require the Company to account for the transaction as a derivative financial instrument. The Company is accounting for this transaction in acoredance with FASB Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, which requires that every derivative instrument is recorded on the balance sheet as an asset or liability measured at its fair value as of the reporting date. ASC 815 also require changes in the derivatives' fair value to be recognized in earnings for the period. The Company has recorded the effective portion of the loss on derivatives in comprehensive loss for the three and six months ended June 30, 2016 in the accompanying balance sheets and statements of operations and comprehensive loss.

3.	Promissory Notes Payable

In October 2015, the Company entered into a secured promissory note with an investor in the principal amount of 102,000 Canadian Dollars ($79,768). The Company received proceeds of 75,000 Canadian Dollars ($58,653) and 27,000 Canadian Dollars ($21,115) was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note requires a daily payment of 324 Canadian Dollars ($249) until January 26, 2017 and carries a 40.0% interest rate. The promissory note is secured by all assets of the Company. The outstanding principal balance on the note at June 30, 2016 was 71,312 Canadian Dollars ($55,208) and the carrying amount of the original issue discount was 12,065 Canadian Dollars ($9,759). The outstanding principal balance on the note at December 31, 2015 was 87,480 Canadian Dollars ($63,208) and the carrying amount of the original issue discount was 23,677 Canadian Dollars ($17,108).

The amounts repayable under the secured promissory note as at June 30, 2016 were as follows:

Balance owing, June 30, 2016	$45,449

Less amounts due within one year	(45,449)

$-

The amounts repayable under the secured promissory note as at December 31, 2015 were as follows:

Balance owing, December 31, 2015	$46,100

Less amounts due within one year	(41,456)

$4,644

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2016 and 2015 Unaudited

4.	Convertible Promissory Notes Payable

In June 2016, the Company entered into a convertible promissory note in the principal amount of $77,750. The convertible promissory note bears interest at a rate of 10.0% per annum from the date of issue until the principal becomes due and payable whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest that is not paid when it becomes due shall bear interest at a rate of 24.0% per annum from the due date thereof until the outstanding amounts are paid. No amounts under the convertible promissory note can be prepaid in whole or in part except as otherwise explicitly set out in the terms of the convetible promissary note with the written consent of the Holder. The Holder has the right to convert any unpaid principal amount into shares of the Company's common stock at any time from the date of the issuance of the convertible promissory note to the later of (i) maturity or (ii) the date the outstanding principal and interest is paid. The price at which the conversion is to occur is the lesser of (i) 45% multiplied by the Trading Price (representing a discount rate of 55%) during the previous trading day period ending on the latest complete trading day prior to the date of the convertible promissory note and (ii) the Variable Conversion Price, which shall mean 45% multiplied by the Market Price which shall be the lowest Trading Price for the Company's Stock during the 25 day Trading Period ending on the last complete Trading Day prior to the Conversion Date.

In connection with the issuance of the convertible promissory note, the Company incurred debt issuance costs of $7,500 which are being amortized over the maturity period of the convertible promissory note. Included in interest expense for the three and six months ended June 30, 2016, is $246 related to the amortization of the debt issuance costs.

The amounts repayable under the convertible promissory note as at June 30, 2016 were as follows:

Principal amount, June 30, 2016	$77,750

Less unamortized debt issuance costs	(7,254)

70,496

Less amounts due within one year	(70,496)

$-

5.	Derivative Liability

The Company adopoted ASC 815 which defines the determination of whether an instrument (or embedded feature) is solely indexed to an entity's own stock. During the period ended June 30, 2016, the Company issued a convertible promissory note payable, as described in note 4, which contains a feature that entitles the holder to convert any outstanding amounts payable under the convertible promissory note into a shares of the common stock of the Company, the number of which is dependent on several factors. As such, ASC 815 determines the convertible promissory note to be a hybrid financial instrument that includes an embedded derivative that requires separation from the main financial instrument and recognition at fair value.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2016 and 2015 Unaudited

5.	Derivative Liability (continued)

At origination, the Company valued the conversion feature of the convertible promissory note using the following assumptions:

Expected volatility	226%
Share price	$0.0675

The Company determined that at origination, the fair value of the derivative liability related to the conversion feature was $136,479 which was expensed at the time of origination.

At June 30, 2016, the Company revalued the conversion feature of the convertible promissory note using the following assumptions:

Expected volatility	234%
Share price	$0.0675

The Company determined that, from the time of inception to June 30, 2016, the value of the derivative liability increased to $137,353. The corresponding loss of $874 has been recognized during the period ended June 30, 2016, and has the effect of increasing the original loss recorded at the time of origination.

6.	Common Stock

The Company is authorized to issue 100,000,000 shares of its common stock with a par value of $0.0001. All shares are ranked equally with regards to the Company's residual assets.

During the six months ended June 30, 2016, the Company issued 403,060 common shares, the proceeds of which were received during the year ended December 31, 2015.

During the period ended June 30, 2016, the Company entered into a Equity Purchase Agreement (the "Agreement") pursuant to which the Company will issue up to $1,000,000 of the Company's common stock. All sales of the Company's stock pursuant to the Agreement are subject to the Company fulfilling certain conditions contained therein, including the filing and effectiveness of a registration document with the SEC to register the shares of the common stock to be sold.

7.	Related Party Transactions

During the six month period ended June 30, 2016, the Company recorded salaries expense of $12,956 (2015 $0) office and general expenses of $0 (2015 $30,673) related to services rendered to the Company by its major shareholder. During the three month period ended June 30, 2016, the Company recorded salaries expense of $7,148 (2015 $0) office and general expenses of $0 (2015 $20,601) related to services rendered to the Company by its major shareholder.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2016 and 2015 Unaudited

8.	Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred bad debt expense of $0 during the period ended June 30, 2016 (2015 $0).

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

Concentration of Customer Risk

The following table includes the percentage of the Company's sales to significant customers for the six months ended June 30, 2016 and 2015, as well as the balance included in accounts receivable for each significant customer as at June 30, 2016 and 2015. A customer is considered to be significant if they account for greater than 10% of the Company's sales for the reporting period.

	2016		2015
	$	%	$	%
Customer A	2,541	42.7	36,845	30.6
Customer B	3,313	16.1	8,337	6.5
Customer C	994	1.1	21,134	34.4

	6,848	59.9	66,316	71.5

The loss of any of these key customers could have an adverse effect on the Company's business.

9.	Reclassification

Certain comparative figures have been re classified to conform to the current period's presentation.

10.	Evaluation of Subsequent Events

The Company evaluated all subsequent events after the balance sheet date through August 25, 2016, the date the financial statements were available to be issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in the financial statements other than that mentioned above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis ("MD&A") should be read in conjunction with financial statements of FNHI for the three and six months ended June 30, 2016 and 2015, and the notes thereto. Additional information relating to FNHI is available at www.fnhi.net

Safe Harbor for Forward-Looking Statements

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

Results of Operations

Revenue

For the six months ended June 30, 2016, revenue generated from the entire line of TruXmart products was $119,375, as compared to $270,272 for the six months ended June 30, 2015. The year over year decrease of approximately 56% was mainly attributable the availability of inventory to satisfy customer orders. During the six months ended June 30, 2016, the Company incurred a shortage of inventory that resulted in a reduced amount of sales for the period. For the three months ended June 30, 2016, revenue generated from the entire line of TruXmart products was $25,867 as compared to $192,096 for the three months ended June 30, 2015. The year over year decrease of approximately 87% was mainly attributable to not having sufficient levels of inventory to fulfill orders.

For the six months ended June 30, 2016, revenue generated in Canada was $77,602 compared to $119,823 for the same period in 2015, a decrease of 35%. This decrease in sales is attributable to the introduction of the new products into Canada as a test market before introducing into the USA. For the three months ended June 30, 2016, revenue generated in Canada was $10,288 compared to $90,618 for the same period in 2015, a decrease of 89%. In addition to effect of insufficient levels of inventory to satisfy orders during the period ended June 30, 2016, the relative weakening of the Canadian Dollar compared to the United States Dollar during the first six months of fiscal 2016 had a negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. Canadian Dollar Sales decreased to CDN$103,342 from CDN$148,017, an decrease of 30% during the six months ended June 30, 2016. For the three months ended June 30, 2016, Canadian Dollar sales decreased to CDN$13,701 from CDN$112,440 during the three months ended June 30, 2015. For the six months ended June 30, 2016 revenue generated in the United States was $41,774 compared to $150,449 for the same period in 2015. For the three months ended June 30, 2016 revenue generated in the United States was $13,469 compared to $100,938 for the same period in 2015. These represent year-over-year decreases in US- source revenue of approximately 72% and 87%, respectively, and is primarily attributable to limited inventory in stock.

Sales from online retailers of the TruXmart products decreased from $139,043 in the six months ended June 30, 2015 to $41,575 in the six months ended June 30, 2016, a decrease of 70%. The online retailers accounted for over 34% of total revenue for the six months ended June 30, 2016, compared to 65% for the six months ended June 30, 2015. Distributor sales decreased from $62,280 in 2015, to $51,332 in 2016. The remaining revenues consist of sales from key area dealers.

Sales from online retailers of the TruXmart products decreased from $102,113 in the three months ended June 30, 2015 to $ $12,771.61 in the three months ended June 30, 2016, a decrease of 87%. The online retailers accounted for over 56% of total revenue for the three months ended June 30, 2016, compared to 47% for the three months ended June 30, 2015. Distributor sales decreased from $62,280 in three months ended June 30th, 2015, to $6,675 in 2016. The remaining revenues consist of sales from key area dealers.

Currently, TruXmart has one major distributor in Canada, one in the United States, along with its own contracted distribution and inventory facility in Pennsylvania. This does not include multiple independent online retailers.

Although TruXmart currently supports a total of 16 dealers and distributors, TruXmart believes the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer's customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales decreased for the first six months of 2016 as compared to the first six months of 2015 by 53% from $218,007 to $102,586, representing 86% of revenue. This decrease was primarily due to a corresponding decrease in sales for the period as well as the addition of shipping and freight costs to cost of sales which were expensed in prior periods. Our cost of sales, as a percentage of sales, was approximately 81% and 86% for the six months ended June 30, 2015 and 2016, respectively. During the three months ended June 30, 2016, cost of sales decreased by 90% to $15,369 from $155,721 in the three months ended June 30, 2015. This decrease was due to a corresponding decrease in sales for the period. Cost of sales, as a percentage of sales was approximately 81% and 59% for the three months ended June 30, 2015 and 2016. The decrease in the percentage of cost of sales is due to the majority of the sales for the period ended June 30, 2016 being to Canadian customers that generally have lower shipping costs than sales to U.S. customers. Freight costs were $16,142 and $36,550 for the six month periods ended June 30, 2016 and 2015, respectively, and $3,688 and $23,880 for the three month periods ended June 30, 2016 and 2015.

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

Gross Margin

Gross margin percentage for the six month periods ended June 30, 2016 and 2015 were 14% and 19% respectively. The decrease in gross margin is primarily related to the fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting – while sales denominated in Canadian Dollars decreased by 30% and United States Dollars decreased by 72%, the decrease in aggregate sales reported in United States Dollars was 56 % as a result of the weakened Canadian Dollar.

Operating Expenses

Operating expenses for the six months ended June 30, 2016 were $191,906 compared to $857,230 for the six months ended June 30, 2015. Operating expenses for the three months ended June 30, 2016 were $107,693 compared to $816,364 for the three months ended June 30, 2015. Our general and administrative expense decreased by $53,460, from $102,504 to $49,044, during the six months ended June 30, 2016 and $65,222, from $84,437 to $19,215, during the three months ended June 30, 2016. This decrease is a result of decreased shipping and freight expenses. During the three and six month periods ended June 30, 2015, the Company had significant costs associated with shipping our new hard cover which costs about twice the amount of the other tonneau cover to ship. As sales of these covers were reduced during the three and six month periods ended June 30, 2016, so too were the associated shipping and freight expenses. Sales and marketing decreased by $70,919 to $38,588 from $109,507 during the six months ended June 30, 2016 and by $83,935 from $101,142 to $17,207 during the three months ended June 30, 2016. These decreases are due to decreased trade show expenses year-over-year as well as the fact that common shares with a fair value of $73,500 were issued during the three months ended June 30, 2015, a transaction that did not occur during the three or six month periods ended June 30, 2016. Professional fees which include accounting, legal and consulting fees, decreased from $646,820 for the six months ended June 30, 2015 to $97,889 for the six months ended June 30, 2016 and also decreased from $632,836 for the three months ended June 30, 2015 to $63,518 for the three months ended June 30, 2016.During the three months ended June 30, 2015, the Company issued shares of the Company's capital stock to various consultants with respect to marketing, brand development and capital and financial structuring. The Company incurred consulting expenses of $517,664 related to the fair value of the shares. The Company did not incur any such transactions during the three and six month periods ended June 30, 2016.

Other Income and Expenses

Late in the 2015 fiscal year and in the first half of fiscal 2016, the Company borrowed funds for working capital requirements in exchange for promissory notes, one of which is convertible into shares of the Company's common stock. During the three and six month periods ended June 30, 2016, the Company incurred interest of $6,019 and $12,336, respectively, related to these notes. The remaining balance of interest expense relates to the amortization of debt issuance costs described below and regular bank charges and interest.

During the three and six month period ended June 30, 2016, the Company issued a convertible promissory note in the amount of $77,750 which was determined to be a hybrid financial instrument that included an embedded derivative that requires separation from the main financial instrument and recognition at fair value (see note 5 of the Financial Statements for the three and six month periods ended June 30, 2016 and 2015). At the time of origination, the fair value of the derivative liability was $136,479 and this amount was expensed as a loss on derivative. Between the time of origination and June 30, 2016, the fair value of the derivative liability increased by $874, resulting in a fair value of $137,353 as at June 30, 2016 and a net loss on derivative in the same amount during the three and six month periods ended June 30, 2016. In connection with the issuance of the convertible promissory note payable, the Company incurred debt issuance costs of $7,500 which are being amortized to debt issuance expense over the maturity period of the convertible promissory note. As a result, the Company incurred debt issuance costs expense of $246 which has been charged to interest expense during the three and six month periods ended June 30, 2016.

Net Loss

Net loss for the three and six month periods ended June 30, 2016 were $241,933 and $329,286, respectively, compared to net losses of $822,174 and $847,860 for the three and six month periods ended June 30, 2015. The decreases in the net losses were mainly due to the decrease in various expenses, in particular professional fees, sales and marketing and shipping expenses, as well as reduced gross margin as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased from $14,466 at December 31, 2015 to $32,252 at June 30, 2016. This increase was primarily the result of the receipt of the proceeds of the convertible promissory note payable issued during the three month period ended June 30, 2016. Accounts receivable decreased by $83,676 from $95,563 at December 31, 2015 to $11,887 at June 30, 2016. Inventory decreased by $39,889 from $129,006 at December 31, 2015 to $89,117 at June 30, 2016 largely as a result of the timing of the receipt of inventory shipments. Accounts payable and accrued liabilities increased by $45,344 from $248,300 at December 31, 2015 to $293,644 at June 30, 2016. The increase in payables is related to the accrual of various professional fees during the six months ended June 30, 2016.

Financing Activities

During the first six months of 2016, TruXmart funded working capital requirements principally through cash flows from operations, the issuance of a convertible promissory note in the amount of $77,750 and the receipt of outstanding share subscription proceeds of $9,900.

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

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this quarterly report. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding and, to our knowledge, none is contemplated or threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2016, the Company did not complete any unregistered sale of equity securities.

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

____________

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Date: August 29, 2016	By:	/s/ Steven Rossi
Steven Rossi, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Rossi	Date: August 29, 2016
Steven Rossi, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

