Form 10-Q
period 2016-09-30
Franchise Holdings International, Inc.
filed 2017-01-03
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2016

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

414-3120 Rutherford Rd Vaughan, Ontario, Canada L4K 0B1
(Address of principal executive offices) (Zip Code)

(888) 554-8789
Registrant's telephone number, including area code

________________________________________________________________
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

As of December 30, 2016, the number of shares outstanding of the registrant’s class of common stock was 67,538,142.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Franchise Holdings International, Inc. Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,341	$14,466
Accounts receivable	146,102	95,563
Inventory	81,055	129,006
Related party receivable (note 7)	11,508	8,950
Other receivables	-	-
Prepaid expenses and deposits	3,539	4,606
Total Current Assets	243,545	252,591

Property and Equipment, Net of Accumulated Amortization of $1,065 (December 31, 2015 $556)	39,443	39,401
Intangible Assets, Net of Accumulated Amortization of $669 (December 31, 2015 $437)	10,549	10,780
Total Assets	$293,537	$302,772

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$327,110	$248,300
Income taxes payable	4,909	4,653
Current portion of notes payable (note 3)	42,242	41,456
Convertible promissory note payable, net of discount (note 4)	35,619	-
Derivative liability (note 5)	215,359	-
Total Current Liabilities	625,239	294,409
Note Payable, Net of Current
Portion (note 3)	39,000	4,644
Total Liabilities	664,239	299,053
Commitments and Contingencies

Shareholders' Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized, 67,388,142 and 66,885,082 shares issued and outstanding as of September 30, 2016 and December 31, 2015 respectively	6,739	6,689
Additional paid in capital	4,089,627	3,984,662
Cumulative translation adjustment	(7,968)	(6,212)
Share subscriptions payable	-	88,015
Share subscriptions receivable	(7,600)	(17,500)
Accumulated deficit	(4,451,500)	(4,051,935)

Total Shareholders' Equity (Deficit)	(370,702)	3,719

Total Liabilities and Shareholders' Equity (Deficit)	$293,537	$302,772

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc. Condensed Consolidated Statements of Operations and Other Comprehensive Loss For the three and nine month periods ended September 30, 2016 and 2015 Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net Sales	$159,588	$151,428	$278,963	$421,700

Cost of Goods Sold	128,025	130,181	230,611	348,188

Gross Profit	31,563	21,247	48,352	73,512

Operating Expenses

General and administrative	28,234	81,865	77,277	184,369
Sales and marketing	13,755	46,483	52,343	155,990
Professional fees	39,877	1,109,165	137,767	1,755,984
Loss (gain) on foreign exchange	(1,260)	7,329	5,125	5,728
Total operating expenses	80,606	1,244,842	272,512	2,102,071
Loss from operations	(49,043)	(1,223,595)	(224,160)	(2,028,559)

Other Income (Expense)
Interest expense	(13,792)	(4,923)	(30,609)	(9,539)
Gain (loss) on derivative (note 5)	54,744	-	(82,609)	-
Transaction costs	-	-	-	(38,280)
Debt issuance costs	(3,123)	-	(3,123)	-
Finance charges	(17,568)	-	(17,568)	-
Amortization of discount on convertible debt	(41,496)	-	(41,496)	-
Total other income (expense)	(21,235)	(4,923)	(175,405)	(47,819)

Net Loss for the period	(70,278)	(1,228,518)	(399,565)	(2,076,378)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	2,760	(20,777)	(1,756)	(44,116)

Comprehensive Loss for the period	$(67,518)	$(1,249,295)	$(401,321)	$(2,120,494)

Weighted Average Number of Shares (basic and diluted)	67,314,229	66,785,082	67,291,017	31,549,774

Loss per Weighted Average Share (basic and diluted)	$-	$(0.02)	$(0.01)	$(0.07)

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc. Condensed Consolidated Statements of Cash Flows For the nine month periods ended September 30 Unaudited

	September 30, 2016	September 30, 2015

Cash Flows from Operating Activities
Net loss	$(399,565)	$(2,076,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	741	680
Accretion of debt discount	12,469	-
Finance charges paid in shares	17,000	-
Professional fees paid in shares	-	1,596,713
Sales and marketing fees paid in shares	-	73,500
Debt issuance costs	1,623	-
Transaction costs	-	38,280
Loss on derivative	82,609	-
Amortization of discount on convertible debt	41,496	-
	(243,627)	(367,205)
Changes in operating assets and liabilities (note 9)	74,987	(38,343)
Net cash used in operating activities	(168,640)	(405,548)

Cash Flows from Investing Activities
Purchase of property and equipment	(552)	(29,260)
Transaction costs	-	(95,011)
Intangible assets	-	(3,500)
Net cash used in investing activities	(552)	(127,771)

Cash Flows from Financing Activities
Share subscription proceeds	9,900	440,180
Proceeds of secured promissory note	39,000	-
Proceeds of convertible promissory notes	132,750	-
Debt issuance costs	(7,500)	-
Repayment of promissory notes	(16,327)	-

Net cash provided by financing activities	157,823	440,180

Effects of Foreign Currency Translation	(1,756)	(44,116)

Change in cash	(13,125)	(137,255)
Cash and cash equivalents beginning of period	14,466	155,735
Cash and cash equivalents end of period	$1,341	$18,480

Supplemental Disclosure of Non Cash Investing and Financing Activities
Common Shares issued to service providers	$-	$3,010,586
Common Shares issued as finance charges	$17,000	$-

The accompanying notes form an integral part of these financial statements.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and nine month periods ended September 30, 2016 and 2015 Unaudited

1.	Basis of Presentation and Going Concern

a)	Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10 K for the year ended December 31, 2015 filed with the SEC on May 9, 2016.

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

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the nine month period ended September 30, 2016, the Company incurred a net loss of $399,565, and as of that date, the Company’s accumulated deficit was $4,451,500. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

e)	Reclassification

Certain comparative figures have been re classified to conform to the current period's presentation.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and nine month periods ended September 30, 2016 and 2015 Unaudited

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

Derivative Financial Instruments

During the period ended September 30, 2016, the Company issued convertible promissory notes with such terms that require the Company to account for the transactions as derivative financial instruments. The Company is accounting for these transactions in accordance with FASB Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, which requires that every derivative instrument is recorded on the balance sheet as an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires changes in the derivatives' fair value to be recognized in earnings for the period. The Company has recorded the loss on derivatives for the three and nine months ended September 30, 2016 in the accompanying balance sheets and statements of operations and comprehensive loss.

The conversion of any of the convertible promissory notes would have the effect of diluting the Company's earnings or loss per share. As the conversion of the convertible promissory notes would have an anti dilutive effect on the loss per share, diluted loss per share has not been presented in these financial statements.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and nine month periods ended September 30, 2016 and 2015 Unaudited

3.	Notes Payable

During the nine months ended September 30, 2016, the Company issued a secured promissory note in the amount of $39,000. The secured promissory note is due September 2, 2018 and bears interest at a rate of 18% per annum, accrued daily, and calculated and payable monthly in arrears on the last day of each and every month. The secured promissory note is secured by a first charge and security interest in all of the present and after acquired property and assets of the Company pursuant to a general security agreement and a charge against the inventory of the Company. The Company has classified this note payable as long term on the Balance Sheet.

In connection with the issuance of the secured promissory note, the Company issued 100,000 shares of its common stock with an aggregate fair value of $17,000 as a commitment fee. The commitment fee has been expensed during the nine months ended September 30, 2016.

In October 2015, the Company entered into a secured promissory note with an investor in the principal amount of 102,000 Canadian Dollars ($79,768). The Company received proceeds of 75,000 Canadian Dollars ($58,653) and 27,000 Canadian Dollars ($21,115) was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note requires a daily payment of 324 Canadian Dollars ($249) until January 26, 2017 and carries a 40.0% interest rate. The promissory note is secured by all assets of the Company. The outstanding principal balance on the note at September 30, 2016 was 62,492 Canadian Dollars ($47,642) and the carrying amount of the original issue discount was 7,083 Canadian Dollars ($5,400). The outstanding principal balance on the note at December 31, 2015 was 87,480 Canadian Dollars ($63,208) and the carrying amount of the original issue discount was 23,677 Canadian Dollars ($17,108).

The amounts repayable under the notes payable as at September 30, 2016 and Decemeber 31, 2015 were as follows:

	September 30, 2016	December 31, 2015

Balance owing, September 30, 2016	$42,242	$46,100

Less amounts due within one year	(42,242)	(41,456)

Long term portion of notes payable	$-	$4,644

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and nine month periods ended September 30, 2016 and 2015 Unaudited

4.	Convertible Promissory Notes Payable

a)	In June 2016, the Company entered into a convertible promissory note in the principal amount of $77,750. The convertible promissory note bears interest at a rate of 10.0% per annum from the date of issue until the principal becomes due and payable whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest that is not paid when it becomes due shall bear interest at a rate of 24.0% per annum from the due date thereof until the outstanding amounts are paid. No amounts under the convertible promissory note can be prepaid in whole or in part except as otherwise explicitly set out in the terms of the convertible promissory note with the written consent of the Holder. The Holder has the right to convert any unpaid principal amount into shares of the Company's common stock at any time from the date of the issuance of the convertible promissory note to the later of (i) maturity or (ii) the date the outstanding principal and interest is paid. The price at which the conversion is to occur is the lesser of (i) 45% multiplied by the Trading Price (representing a discount rate of 55%) during the previous trading day period ending on the latest complete trading day prior to the date of the convertible promissory note and (ii) the Variable Conversion Price, which shall mean 45% multiplied by the Market Price which shall be the lowest Trading Price for the Company's Stock during the 25 day Trading Period ending on the last complete Trading Day prior to the Conversion Date. In connection with the issuance of the convertible promissory note, the Company incurred debt issuance costs of $7,500 which are being amortized over the maturity period of the convertible promissory note. Included in interest expense for the three and nine months ended September 30, 2016, are $246 and $2,764, respectively, related to the amortization of the debt issuance costs.

b)	In July 2016, the Company entered into a convertible promissory note in the principal amount of $55,000. The convertible promissory note bears interest at a rate of 10.0% per annum from the date of issue until the principal becomes due and payable whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest that is not paid when it becomes due shall bear interest at a rate of 24.0% per annum from the due date thereof until the outstanding amounts are paid. The Holder has the right to convert any unpaid principal amount into shares of the Company's common stock at any time from the date of the issuance of the convertible promissory note to the later of (i) maturity or (ii) the date the outstanding principal and interest is paid. The price at which the conversion is to occur is the lesser of (i) the closing sale price of the Company's common stock on the Principal Market on the Trading Date immediately preceding the Closing Date and ii) 55% of the lowest sale price for the Company's common stock on the Principal Market during the twenty (20) consecutive Trading Days immediately preceding the Conversion Date provided, however, if the Company’s share price at any time loses the bid (ex: 0.0001 on the ask with zero market makers on the bid on level 2), then the Conversion Price may, in the Holder’s sole and absolute discretion, be reduced to a fixed conversion price of 0.00001 (if lower than the conversion price otherwise), and provided, that if on the date of delivery of the Conversion Shares to the Holder, or any date thereafter while Conversion Shares are held by the Holder, the closing bid price per share of the Company's common stock on the Principal Market on the Trading Day on which shares of the Company's common stock are traded is less than the sale price per share of the Company's common stock on the Principal Market on the Trading Day used to calculate the Conversion Price hereunder, then such Conversion Price shall be automatically reduced such that the Conversion Price shall be recalculated using the new low closing bid price (“Adjusted Conversion Price”) and shall replace the Conversion Price above, and Holder shall be issued a number of additional shares such that the aggregate number of shares Holder receives is based upon an Adjusted Conversion Price. For the purpose of clarity, any shares required to be issued as a result of an Adjusted Conversion Price shall be deemed to be “Conversion Shares” under this convertible promissory note.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and nine month periods ended September 30, 2016 and 2015 Unaudited

4.	Convertible Promissory Notes Payable (continued)

b)	(continued)

In connection with the issuance of the convertible promissory note, the Company incurred debt issuance costs of $1,500 which are being amortized over the maturity period of the convertible promissory note. Included in interest expense for the three and nine months ended September 30, 2016, is $358 related to the amortization of the debt issuance costs.

As a result of the derivative liabilities associated with the conversion feature of the convertible promissory notes, exceeding the principal amounts of the convertible promissory notes, the Company has recognized aggregate discounts on the convertible promissory notes of $132,750. These discounts will be amortized over the term of the promissory notes and the unamortized balance is recorded on the Company's balance sheet as a reduction to the carrying value of the convertible promissory notes. During the nine months ended September 30, 2016, the Company recognized expense of $41,496 related to the amortization of the discounts.

The amounts repayable under the convertible promissory notes as at September 30, 2016 were as follows:

Principal amount, September 30, 2016	$132,750

Less unamortized discount on debt issuance	(91,254)
Less unamortized debt issuance costs	(5,877)

35,619

Less amounts due within one year	(35,619)

Long term portion	$-

5.	Derivative Liability

The Company adopted ASC 815 which defines the determination of whether an instrument (or embedded feature) is solely indexed to an entity's own stock. During the period ended September 30, 2016, the Company issued two convertible promissory notes payable, as described in note 4, which contain features that entitles the holder to convert any outstanding amounts payable under the convertible promissory note into a shares of the common stock of the Company, the number of which is dependent on several factors. As such, ASC 815 determines the convertible promissory note to be a hybrid financial instrument that includes an embedded derivative that requires separation from the main financial instrument and recognition at fair value.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and nine month periods ended September 30, 2016 and 2015 Unaudited

5.	Derivative Liability (continued)

At origination, the Company valued the conversion feature of the convertible promissory note described in note 4(a) using the following assumptions:

Expected volatility	226%
Share price	$0.15

The Company determined that at origination, the fair value of the derivative liability related to the conversion feature was $136,479 which was expensed at the time of origination.

At September 30, 2016, the Company revalued the conversion feature of the convertible promissory note using the following assumptions:

Expected volatility	258%
Share price	$0.155

The Company determined that, from the time of inception to September 30, 2016, the value of the derivative liability increased to $136,818. The corresponding loss of $339 has been recognized during the period ended September 30, 2016, and has the effect of increasing the original loss recorded at the time of origination.

At origination, the Company valued the conversion feature of the convertible promissory note described in note 4(b) using the following assumptions:

Expected volatility	197%
Share price	$0.15

The Company determined that at origination, the fair value of the derivative liability related to the conversion feature was $70,999 which was expensed at the time of origination.

At September 30, 2016, the Company revalued the conversion feature of the convertible promissory note using the following assumptions:

Expected volatility	222%
Share price	$0.155

The Company determined that, from the time of inception to September 30, 2016, the value of the derivative liability increased to $78,541. The corresponding loss of $2,465 has been recognized during the period ended September 30, 2016, and has the effect of increasing the original loss recorded at the time of origination.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and nine month periods ended September 30, 2016 and 2015 Unaudited

6.	Common Stock

The Company is authorized to issue 100,000,000 shares of its common stock with a par value of $0.0001. All shares are ranked equally with regards to the Company's residual assets.

During the nine months ended September 30, 2016, the Company issued 403,060 common shares, the proceeds of which were received during the year ended December 31, 2015.

During the nine months ended September 30, 2016, the Company issued 100,000 common shares pursuant to a secured promissory note described in note 5.

During the period ended September 30, 2016, the Company entered into a Equity Purchase Agreement (the "Agreement") pursuant to which the Company will issue up to $1,000,000 of the Company's common stock. All sales of the Company's stock pursuant to the Agreement are subject to the Company fulfilling certain conditions contained therein, including the filing and effectiveness of a registration document with the SEC to register the shares of the common stock to be sold.

7.	Related Party Transactions

During the nine month period ended September 30, 2016, the Company recorded salaries expense of $18,593 (2015 $0) office and general expenses of $0 (2015 $30,673) related to services rendered to the Company by its major shareholder. During the three month period ended September 30, 2016, the Company recorded salaries expense of $6,036 (2015 $0) office and general expenses of $0 (2015 $20,601) related to services rendered to the Company by its major shareholder. During the nine month period ended September 30, 2016, the Company recognized revenue of $3,542 (2015 $2,368) for goods sold to a company with a director, officer and shareholder in common.

8.	Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred bad debt expense of $Nil during the period ended September 30, 2016 (2015 $Nil).

Currency Risk

The Company is exposed to currency risk on its sales and purchases denominated in Canadian Dollars. The Company actively manages these risks by adjusting its pricing to reflect currency fluctuations and purchasing foreign currency at advantageous rates.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its obligations associated with financial liabilities. The Company relies on cash flows generated from operations, loans and injections of capital through the issuance of the Company's capital stock to settle its liabilities when they become due.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and nine month periods ended September 30, 2016 and 2015 Unaudited

8.	Financial Instruments (continued)

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

Concentration of Customer Risk

The following tables includes the percentage of the Company's sales to significant customers for the three and nine month periods ended September 30, 2016 and 2015. A customer is considered to be significant if they account for greater than 10% of the Company's annual sales.

Three months ended September 30, 2016:

	2016		2015
	$	%	$	%

Customer A	-	-	32,995	21.8
Customer B	113,831	71.3	9,421	0.1
Customer C	-	-	34,360	22.7
Customer D	6,389	4.0	30,458	20.1

	120,220	75.3	107,234	64.7

Nine months ended September 30, 2016:

	2016		2015
	$	%	$	%

Customer A	1,267	0.5	126,000	29.9
Customer B	146,099	52.4	89,700	21.3

	147,366	52.9	215,700	51.2

The loss of any of these key customers could have an adverse effect on the Company's business. As at September 30, 2016, $118,354 was included in accounts receivable from Company B, representing 81% of the Company's accounts receivable as at that date.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and nine month periods ended September 30, 2016 and 2015 Unaudited

9.	Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company's operating assets and liabilities for the nine month periods ended September 30, 2016 and 2015 are as follows:

	2016	2015

Decrease (increase) in accounts receivable	$(50,539)	$(22,222)
Decrease (increase) in inventory	47,951	(121,869)
Decrease (increase) in prepaid expenses and deposits	1,067	71
Decrease (increase) in related party receivables	(2,558)	466
Decrease (increase) in other receivables	-	(12,999)
Increase (decrease) in income taxes payable	256	(743)
Increase (decrease) in accounts payable and accrued liabilities	78,810	118,953

	$74,987	$(38,343)

10.	Evaluation of Subsequent Events

Subsequent to September 30, 2016, the Company:

a)	Issued a convertible promissory note in the amount of $25,000. The secured promissory note is due September 2, 2018 and bears interest at a rate of 18% per annum, accrued daily, and calculated and payable monthly in arrears on the last day of each and every month. The secured promissory note is secured by a first charge and security interest in all of the present and after acquired property and assets of the Company pursuant to a general security agreement and a charge against the inventory of the Company.

a)	Issued 250,000 shares of its common stock for gross proceeds of $10,500 pursuant to Equity Purchase Agreement discussed in note 6.

The Company evaluated all subsequent events after the balance sheet date through December 28, 2016, the date the financial statements were available to be issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in the financial statements other than that mentioned above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of FNHI for the three and nine months ended September 30, 2016 and 2015, and the notes thereto. Additional information relating to FNHI is available at www.fnhi.net

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to FNHI or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in FNHI’s MD&A under Risk Factors. Readers should not place undue reliance on any such forward-looking statements. FNHI disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements. The results of operations in the financial statements for the three and nine month periods ended September 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year.

The financial statements for the three and nine month periods ended September 30, 2016 and 2015 should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

Revenue

For the nine months ended September 30, 2016, revenue generated from the entire line of Truxmart products was $278,963, as compared to $421,700 for the nine months ended September 30, 2015. The year over year decrease of approximately 34% was mainly attributable to the preparation of releasing new product lines and limited stock in the warehouse. For the three months ended September 30, 2016, revenue generated from the entire line of Truxmart products was $159,588, as compared to $151,428 for the three months ended September 30, 2015. The year over year increase of approximately 5% was mainly attributable to the release of a new product line during the quarter and having sufficient levels of inventory to fulfill orders.

For the nine months ended September 30, 2016, revenue generated in Canada was $148,281 compared to $155,562 for the same period in 2015, a decrease of 5%. The relative weakening of the Canadian Dollar compared to the United States Dollar during the first nine months of fiscal 2016 had a negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. For the three months ended September 30, 2016, revenue generated in Canada was $70,679 compared to $35,739 for the same period in 2015, an increase of 98%.The increase was the result of a combination of the introduction of new products in the first nine months of fiscal 2016 as well as lower sales in the comparative period as a result of limited stock available for sale. Canadian Dollar Sales increased to CDN$196,146 from CDN$195,922, a nominal increase, during the nine months ended September 30, 2016. For the three months ended September 30, 2016, Canadian Dollar sales increased to CDN$92,804 from CDN$47,905 during the three months ended September 30, 2015, an increase of 94%. For the nine months ended September 30, 2016 revenue generated in the United States was $130,682 compared to $266,138 for the same period in 2015. For the three months ended September 30, 2016 revenue generated in the United States was $88,908 compared to $115,689 for the same period in 2015. These represent year-over-year decreases in US- source revenue of approximately 51% and 23%, respectively, and are primarily attributable to limited inventory in stock.

Sales from online retailers of the Truxmart products decreased from $263,584 in the nine months ended September 30, 2015, to $51,574 in the nine months ended September 30, 2016, a decrease of 80%. The online retailers accounted for over 19% of total revenue for the nine months ended September 30, 2016, compared to 65 % for the nine months ended September 30, 2015. Distributor sales increased 87%, from $115,063 in 2015, to $216,125 in 2016.

Sales from online retailers of the Truxmart products decreased from $113,115 in the three months ended September 30, 2015, to $8,176 in the three months ended September 30, 2016, a decrease of 93%. The online retailers accounted for over 6% of total revenue for the three months ended September 30, 2016, compared to 69% for the three months ended September 30, 2015. Distributor sales increased 981%, from $12,757 in 2015, to $137,971 in 2016.

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

Cost of Sales

Cost of sales decreased for the first nine months of 2016, as compared to the first nine months of 2015, by 34% from $348,188 to $230,611, representing 83% of revenue. This decrease was primarily due to a decrease in sales for the period. Our cost of sales, as a percentage of sales, was approximately 83% and 83% for the nine months ended September 30, 2015 and 2015, respectively. During the three months ended September 30, 2016, cost of sales decreased by 2% to $128,025 from $130,181 in the three months ended September 30, 2015. This decrease was due to decreased sales for the period. Cost of sales, as a percentage of sales was approximately 80% and 86% for the three months ended September 30, 2016 and 2015. These decreases for the nine month periods is primarily related to the fluctuation foreign exchange rate used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting. Freight costs represent 8% of our costs of goods sold whereas in 2015 it accounted for 18%.

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

Gross Margin

Gross margin percentage for the nine month periods ended September 30, 2016 and 2015 were 17% and 17% respectively, while gross margin for the three month periods ended September 30, 2016 and 2015 were 20% and 14% respectively.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016 were $272,512 compared to $2,102,071 for the nine months ended September 30, 2015. Operating expenses for the three months ended September 30, 2016 were $80,606 compared to $1,244,842 for the three months ended September 30, 2015. Our general and administrative expense decreased by $107,092, from $184,369 to $77,277, during the nine months ended September 30, 2016 and $53,631, from $81,865 to $28,234, during the three months ended September 30, 2016. This decrease is a result of decreased occupancy and shipping and freight expenses as well as decreased spending on product development. During the three and nine month periods ended September 30, 2015, the Company had significant costs associated with shipping our new hard cover which costs about twice the amount of the other tonneau cover to ship. As sales of these covers were reduced during the three and nine month periods ended September 30, 2016, so too were the associated shipping and freight expenses. Sales and marketing decreased by $103,647 to $52,343 from $155,990 during the nine months ended September 30, 2016 and by $29,728 from $43,483 to $13,755 during the three months ended September 30, 2016. These decreases are due to decreased trade show expenses year-over-year as well as the fact that common shares with a fair value of $73,500 were issued during the three months ended September 30, 2015, a transaction that did not occur during the three or nine month periods ended September 30, 2016. Professional fees which include accounting, legal and consulting fees, decreased from $1,755,984 for the nine months ended September 30, 2015 to $137,767 for the nine months ended September 30, 2016 and also decreased from $1,109,165 for the three months ended September 30, 2015 to $39,877 for the three months ended September 30, 2016.During the nine months ended September 30, 2015, the Company issued shares of the Company’s capital stock to various consultants with respect to marketing, brand development and capital and financial structuring. The Company incurred consulting expenses of $1,336,029 related to the fair value of the shares during the nine months ended September 30, 2015. The Company did not incur any such transactions during the three and nine month periods ended September 30, 2016.

Other Income and Expenses

Late in the 2015 fiscal year and in the first nine months of fiscal 2016, the Company borrowed funds for working capital requirements in exchange for promissory notes, two of which are convertible into shares of the Company’s common stock. During the three and nine month periods ended September 30, 2016, the Company incurred interest of $10,366 and $22,948, respectively, related to these notes. The remaining balance of interest expense relates ordinary bank charges and interest.

During the nine month period ended September 30, 2016, the Company issued two convertible promissory notes in the amount of $132,750 which were determined to be hybrid financial instruments that include embedded derivatives that require separation from the main financial instrument and recognition at fair value (see note 5 of the Financial Statements for the three and nine month periods ended September 30, 2016 and 2015). At the time of origination, the fair value of the derivative liabilities were $212,555 and this amount was expensed as a loss on derivative. Between the time of origination and September 30, 2016, the fair value of the derivative liabilities increased by $2,804, resulting in a fair value of $215,359 as at September 30, 2016 and a net loss on derivative in the same amount during the nine month periods ended September 30, 2016. As a result of the fair value of the derivative exceeding the face value of the promissory notes, the Company also recognized a discount on the issuance of the promissory notes which is to be amortized over the period in which the promissory notes are outstanding. During the three and nine months ended September 30, 2016, the Company incurred expense related to the amortization of the discount of $41,496. The Company also recognized a gain on the derivative of $115,323 related to the recognition of the discount. In connection with the issuance of the convertible promissory note payable, the Company incurred debt issuance costs which are being amortized to debt issuance expense over the maturity period of the convertible promissory note. As a result, the Company incurred debt issuance costs expense of $3,123 which has been charged to interest expense during the three and nine month periods ended September 30, 2016 During the three and nine month periods ended September 30, 2016 the Company borrowed $39,000 by way of a secured promissory note. In connection with the issuance of this note, the Company issued 100,000 shares of its common stock with a fair value of $17,000 which has been expensed as a finance charge.

Net Loss

Net loss for the nine months ended September 30, 2016 was $399,565 compared to a net loss of $2,076,378 for the nine months ended September 30, 2015. Net loss for the three months ended September 30, 2016 was $70,278 compared to a net loss of $1,228,518 during the three months ended September 30, 2015. The decrease in the net loss was mainly due to the decrease in various expenses, in particular professional fees and transaction costs, as well as reduced sales as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased from $14,466 at December 31, 2015 to $1,341 at September 30, 2016. The decrease was primarily the result of the working capital requirements of the Company being in excess of the proceeds received from the issuance of various debt instruments during the nine months ended September 30, 2016. Accounts receivable increased by $50,539 from $95,563 at December 31, 2015 to $146,102 at September 30, 2016. Inventory decreased by $47,951 from $129,006 at December 31, 2015 to $81,055 at September 30, 2016 largely as a result of the timing of the receipt of inventory shipments. Accounts payable and accrued liabilities increased by $78,810 from $248,300 at December 31, 2015 to $327,110 at September 30, 2016. The increase in payables is related to the accrual of various professional fees during the nine months ended September 30, 2016.

Financing Activities

During the first nine months of 2015, Truxmart funded working capital requirements principally through cash flows from operations and stockholder loans when required. During the first nine months of 2016, Truxmart funded working capital requirements principally through cash flows from operations, the issuance of a two convertible promissory notes in the amount of $132,750, the issuance of a secured promissory note of $39,000 and the receipt of outstanding share subscription proceeds of $9,900. Subsequent to September 30, 2016, the Company raised gross proceeds of $10,500 through the issuance of 250,000 shares of its common stock pursuant to an Equity Purchase Agreement entered into during the period ended September 30, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our condensed consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, the Company did not complete any unregistered sale of equity securities.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

3.1*	Articles of Incorporation
3.2*	By-Laws
3.3#	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: December 30, 2016	By:	/s/ Steven Rossi
Steven Rossi Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 30, 2016	By:	/s/ Steven Rossi
Steven Rossi Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

