Form 10-K
period 2016-12-31
Franchise Holdings International, Inc.
filed 2017-09-18
CIK 1096275

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-27631

Franchise Holdings International, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	65-0782227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

414-3120 Rutherford Rd

Vaughan, Ontario, Canada L4K 0B1

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number, including area code: (888) 554-8789

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $0.15

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value 222,787,240 shares, as of September 8th, 2017.

Franchise Holdings International, Inc.

References in this document to “Franchise Holdings,” “us,” “we,” “our” or “Company” refer to Franchise Holdings International, Inc. unless the context indicates otherwise.

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

On December 21, 1998, FSGI Corporation, at the time a publicly traded company trading on the OTCBB as FSGI, acquired all of the outstanding common stock of The Martial Arts Network On-Line, Inc., a wholly owned subsidiary of The Martial Arts Network, Inc. The Martial Arts Network On-Line, Inc., a company organized under the laws of the State of Florida, was developed in 1996 by its parent company The Martial Arts Network, Inc. as an electronic forum dedicated to promoting education and awareness of martial arts through its web site. Upon issuance of shares, and options to purchase shares of FSGI Corporation’s common stock to The Martial Arts Network, Inc., that company became the controlling stockholder of FSGI Corporation.

FSGI then changed its name to TMANglobal.com, Inc. (“TMAN”) as the result of a merger between FSGI Corporation and The Martial Arts Network On-Line, Inc. on December 21, 1998.

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

On December 16, 2014, Franchise Holdings International, Inc. (FNHI) entered into a three party Definitive Share Exchange Agreement (the “Agreement”) to acquire all issued and outstanding shares of Truxmart Ltd. (The Company” or Truxmart”), an Ontario (Canada) corporation located at 8820 Jane St, Vaughan, Ontario, L4K 2M9 Canada, for 40,0000,000 shares of FNHI (the “FNHI Shares”), when sufficient authorized shares are available, which will represent 75.32% of the outstanding shares of FNHI (the “Share Exchange”), calculated post-issuance. The Agreement was with Steven Rossi (“Rossi”), the sole shareholder of Truxmart and with Truxmart. Prior to the Share Exchange, Rossi held all outstanding shares of Truxmart, consisting of 4,791 Class A common shares and Truxmart owned 2,300,000 common shares of FNHI, representing an 80.961285% ownership stake in FNHI. Pursuant to the Share Exchange, Rossi acquired from Truxmart, its 2,300,000 FNHI common shares and is to acquire an additional 37,700,000 shares of FNHI from FNHI, when sufficient authorized shares were available, in exchange for all 4,791 outstanding common shares of Truxmart. Truxmart is now the wholly-owned subsidiary of FNHI, with FNHI holding all 4,791 outstanding shares of Truxmart common stock.

On August 25th, 2017 Franchise Holdings International, Inc. (FNHI) Completed a corporate reorganization (the “Reorganization”) in accordance with Section 251(g) of the Delaware General Corporation Law, pursuant to which the Company became a wholly-owned subsidiary of a newly formed entity which became the successor public entity (the “Successor Issuer”). In connection with the Reorganization, the Company redomiciled into Delaware and changed its name to Franchise Transition Inc., and the Successor Issuer took the name Franchise Holdings International, Inc. As one result, the assets and liabilities of the Company, remain the assets and liabilities of such entity. Pursuant to the Reorganization, the outstanding shares of the Company were exchanged for shares of the Successor Issuer on a one-for-one basis.

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

Throughout 2014 and 2015we completed a private placement, pursuant to Rule 506(b) of Regulation D, and raised $910,000. We are hoping to raise up to an additional $1,000,000 over the next twelve months. Also, working capital will be generated from internal operations. We also reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures.

Nature of Products and Services

In 2015, Full-size pickup truck sales increased 6% to 2,187,173 units in the United States in calendar year 2015, an increase of more than 120,000 units compared with 2014, in the United States. Canadian pickup truck sales stumbled at the tail end of 2015 but increased at a 5% clip in calendar year 2015, growth that was twice as fast as the overall industry, with total sales of 349,575 pickup trucks. Canadian consumers and businesses registered 333,522 new pickup trucks over the course of 2014’s twelve months, a 5.4% increase compared with the 2013 calendar year. US consumers and businesses registered 1,888,665 new pickup trucks over the course of 2014’s twelve months, a 4.9% increase compared with 2013. (www.goodcarbadcar.net)

Ford Motor Co (F.N), the top seller in Canada, said 2016 was its best year for Canadian sales since 1989, largely because of demand for its F-Series pickups. The automaker said in a statement it sold 304,618 vehicles in Canada in 2016, up 9.4 percent in 2015.

(http://www.reuters.com/article/us-canada-autos-idUSKBN14O1YJ)

The 2016 year-end sales numbers ticked off just ahead of the record year in 2015, recording 17.5 million sales of light trucks inclusive of pickup trucks, suv’s and cross-overs within the USA. And slightly more than 15 percent of that was mid-size, half-ton and heavy-duty pickup truck sales. In fact, when comparing the total mid-size pickup sales from 2015, 2016 was up 26 percent (448,398 versus 357,406), though much of that has to do with the fact that the top-selling Toyota Tacoma has been significantly upgraded, the GM Colorado and Canyon trucks a 2.8L Duramax Diesele all-new Honda Ridgeline has re-entered the marketplace.

The full-size segment is also up but, as you might expect, by a smaller amount (2,244,142 versus 2,187,173, or not quite 3 percent). Of course, the big news in this segment was the all-new Ford Super Duty, but Nissan also made a big splash with its all-new half-ton Titan.

Overall, total sales for all pickup trucks were up in 2016 by almost 6 percent over 2015 (2,692,540 versus 2,544,579). Many believe auto sales have peaked and we’re likely to see a slow decline in the market for several years. Still, year-end December 2016 sales were strong and only Chevrolet’s Silverado, GMC’s Sierra and Toyota’s Tundra finished 2016 worse off than they did in 2015.

(http://news.pickuptrucks.com)

Ram sold more pickup trucks in the United States during April 2017 than Chevrolet. Truck sales numbers are in. This is the second month this calendar year that Ram full-size truck lineup is outselling Chevrolet. Chevy Silverado is still in second place with Year-To-Date number, but the sales are declining when compared to same time periods last year.

Ford F-Series is still number one in United States sales. Even if you combine the Silverado and Sierra sales together, these are still lower than the F-Series numbers. Although, Ford sales in April were about even when compared to last year (-0.2%).

Toyota Tundra is also sliding down in sales, but it has a firm grasp on the fifth place. The Nissan Titan is gaining sales with the availability of the half-ton and XD variants, but raw numbers are still relatively low. Nissan sold 4,033 Titans in April.

(http://www.tfltruck.com/2017/05/2017-april-pickup-truck-sales-sales-report/)

The August 2017 sales numbers for the United States are in. Ford F-Series continues to lead in full-size pickup truck sales. Chevrolet is now comfortable in second place for sales in August and so far this year. Ram struggled a little in August, but the company hold the third position without much worry. GMC Sierra sales started to come up as well, but they are still down when compared to last year. Toyota Tundra had a fairly good month and about even for the month. Nissan Titan is still struggling to get sales momentum.

Full-Size Truck Sales – August 2017

	Aug 2017 #	Aug 2017/2016	YTD 2017 #	YTD 2017/2016%
Ford F-Series	77,007	15.0%	576,334	9.2%
Chevrolet Silverado	54,448	3.9%	363,354	-4.4%
Ram	37,608	-7.0	327,759	5.0%
GMC Sierra	17,254	-1.3%	136,370	-6.8%
Toyota Tundra	10,320	4.5%	74,518	-1.1%
Nissan Titan	3,521	182.1%	31,776	274.3%

(http://www.tfltruck.com/2017/09/template-full-size-truck-august-sales-report/)

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

The OEM market consists of vehicle manufactures with corporate offices and distribution points globally. Specifically, within North America the OEM market would consist of corporate offices and warehouses in Canada, USA, and Mexico. Target OEM’s for Truxmart would be:

Toyota Motor Co.

Ford Motor Co.

Nissan Motor Co.

General Motors

FCA Automotive (RAM Trucks)

Presently (2017), each vehicle manufacture above purchases their OEM brand tonneau covers (tonneau cover installed at the factory) from an independent accessory manufacturer, such as Truxmart. No vehicle manufacturer designs and manufacturers their own tonneau covers.

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

Truxmart Canada sells to only select dealers in Ontario as well as the largest warehouse distributor in eastern Canada. Robert Thibert in Chteauguay, QC has over 600,000 square feet of warehouse space in three provinces in Canada. Robert Thibert is responsible for stocking and selling our product to their customer base in Canada. Truxmart dealer sales in Ontario are to only select dealers who assist with product feedback.

Regular contact is made with our customer base about new product, promotions, updates, and general sales by phone, email, and in person, when possible.

A partial list of our customers includes:

Enterprise Robert Thibert (Quebec, Canada)

Trailer Parts Etc. (Florida, USA)

Auto Zone (California)

Turn 5 Distributing

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

Truxmart’s target market is North, Central, and South America with future plans to expand globally to other market opportunities. Truxmart intends to earn revenues from both the automotive specialty equipment market as well as OEM production for vehicle manufactures, globally.

Truxmart also plans to gain market share and core value by internally engineering our products to best suit the evolving needs of the consumer as well as a strong intellectual property portfolio (1 Granted Patent, 3 patent applications in Canada and USA – as of 2017)

The Company’s current product lines are as follows:

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

The Company introduced three new products at the Specialty Equipment Manufacturers Association (SEMA) show in Las Vegas in November 2014. These products were the following:

3. Truxmart Forte (DISCONTINUED DECEMBER 1, 2015)

The Truxmart Forte was the world’s first completely solid folding tonneau cover to be constructed using powder coated galvanized steel. The Truxmart Forte was also the first tonneau cover to come with a removable tool bag that acts as a cargo divider when installed. This tool bag could be removed from the tonneau cover, zippered together, and carried using a shoulder or hand strap.

4. Truxmart Quad-Fold (Introduced 2015)

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

5. Truxmart Roll-Up (Introduced 2015)

The Truxmart Roll-Up cover takes from a long history of roll up covers in our market place. Although roll-up style covers have been in the market since the early 90’s, the Truxmart Roll-Up will offer a sleek, low-profile design, superior side seals, and rear smart latches that will allow its user to open this cover by simply pulling on the rear release loop.

6. Truxmart Forte (2nd Gen Lacunched in 2016 as Private Label in Canada Only))

Taking valuable information learned from the launch of the first generation Truxmart Forte. The all-new redesigned Truxmart Forte “GEN2” has been engineered to be easy to install and operate while being offered at an MAP price that fills a much needed void between soft and hard tonneau covers.

The GEN2 Forte cover will now be built using 6MM thick aluminum panels with a robust honeycomb core, coated in a durable matte-black scratch resistant powder coating. The GEN2 Forte cover will be 30% lighter and cost 25-30% less to manufacture. With robust packaging, the lighter weight GEN2 Forte will also save time and money with up to 10% more load quantity in a standard 40’ HC container, therefore maximizing value and product profitability. Notably, the GEN2 Forte will not come with the same cargo-division and tool bags as its predecessor, as cargo division and storage solutions are being closely reviewed and implemented with the Truxmart Alpha series of products.

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

Truxmart also launched its new Alpha series of tonneau covers at SEMA 2015. The Alpha products are set to be released late 2017, upon successful capital raise for new research and development. The Alpha and Alpha Helios model covers are anticipated to be very successful in the automotive aftermarket.

Production and Delivery

Truxmart products are manufactured to our specifications and design in China. All of our soft (vinyl) covers are made in a factory in Ningbo, China. All future Truxmart hard products are manufactured in China. Our soft cover factory is capable of producing 3,000 pieces per month and our hard cover factory is capable of producing 1,500 pieces per month. Production at both factories can be increased within thirty days to facilitate volumes up to ten times the Chinese contract manufacturers’ current output without any stress on their capacity.

Employees

Currently, we employ 1 full-time person. We may hire additional employees in the future to facilitate anticipated growth projections. We reimburse our employee for all necessary and customary business related expenses.

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

Our investor relations department can be contacted at our principal executive office at 3120 Rutherford Road, Suite 414, Vaughan, Ontario, Canada L4K 0B2. Our phone number is (888) 554-8789. Our website is www,franchiseholdingsinternational.com

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 2. PROPERTIES

We currently occupy office space in Toronto, Ontario. All Truxmart product in the USA is stocked by a bonded third party logistics warehouse.

at an annual rent of approximately $18,000. We have virtually no equipment.

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

	Fiscal Year Ended December 31, 2016		Fiscal Year Ended December 31, 2015
	Price Range		Price Range
	High	Low	High	Low
First Quarter	0.550	0.300	1.35	0.45
Second Quarter	0.440	0.150	0.45	0.26
Third Quarter	0.155	0.150	0.26	0.26
Fourth Quarter	0.155	0.017	0.55	0.26

The closing sales price of the Company’s common stock as reported on August 17th, 2017, was $0.03 per share.

Holders

As of Date: September 8th, 2017, there were approximately 119 record holders of our common stock and there are 222,787,240 shares of our common stock outstanding.

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

Equity Incentive Plan

We adopted an equity incentive plan on June 5, 2015 (the “Plan”). The Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any Affiliate and provide a means by which the eligible recipients may benefit from increases in value of the Common Stock. The Board will administer the Plan. Up to 100,000,000 shares may be issued under the Plan. No other stock options or similar instruments have been granted to any of our officers or directors pursuant to the Plan.

Unregistered Sales of Equity Securities

During the year ended December 31, 2016, the Company completed no unregistered sales of equity securities, all pursuant to Rule 506(b) of Regulation D:

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the three months ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of FNHI for the years ended December 31, 2016 and 2015, and the notes thereto. Additional information relating to FNHI is available at www.franchiseholdingsinternational.com

Safe Harbor for Forward-Looking Statements

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

Results of Operations

Revenue

For the year ended December 31, 2016, revenue generated from the entire line of Truxmart products was approximately $361,000, as compared to $652,000 for the year ended, December 31, 2015. The year over year decrease of approximately 45% was mainly attributable to the timing of receipt of inventory as well as the negative impact of foreign exchange rates on the conversion of revenue denominated in Canadian Dollars into United States Dollars for purposes of financial reporting.

For the year ended December 31, 2016 revenue generated in Canada was $226,000 compared to $220,000 for the same period in 2015 an increase of 2.7% during the year ended December 31, 2016. This increase in Canada is primarily attributable to transferring inventory into the Canadian market from the USA to be compliant with our settlement agreement relating to patent complaints filed in the Michigan state courts in early 2016. For the year ended December 31, 2016 revenue generated in the United States was $135,000 compared to $431,000 for the same period in 2015. This represents a decrease in US- source revenue of approximately 68.7% year-over-year. This decrease in the US is primarily attributable to the inventory that was transferred from the US market into Canada to be compliant with the March 2016 patent complaints and insufficient working capital required to restock inventory. The complaints were settled in May, 2016 and Truxmarts products are fully complaint to sell in the global market. Truxmart expects to re-enter the US and other markets in late, 2017.

Sales from online retailers of the Truxmart products decreased from $434,533 in 2015 to $53,659 in 2016, a decrease of 87.7%. The online retailers accounted for 15% of total revenue for the year ended December 31, 2016 compared to 67% for the year ended December 31, 2015. Distributor sales increased from $127,654 in 2015, to $263,567 in 2016. This increase was due to aggressive selling within the Canadian market during the year ended December 31, 2016.

Currently, Truxmart works closely with one distributor in Canada, along with its own contracted distribution and inventory facility in Breinigsville, PA. This does not include multiple independent online retailers.

Although Truxmart currently supports a total of 10 dealers and distributors, Truxmart will return to a focus on online sales with new inventory being received in the US market in 2017. Truxmart continues to believe the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer’s customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales decreased by 37% from $533,000 to $334,000 for the year ended December 31, 2016. This decrease is related to the decrease in sales. Our cost of sales, as a percentage of sales, was approximately 93% and 82% for the years ended December 31, 2016 and 2015, respectively. This decrease in gross margin is related to the fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting – while sales denominated in Canadian Dollars increased by 6.2%, the increase in aggregate sales reported in United States Dollars was only 2.7% as a result of the weakened Canadian Dollar.

Within cost of sales, freight costs accounted for 6% of cost of sales during the year ended December 31, 2016, whereas in 2015, it accounted for 19% of cost of sales. Reduced sales requiring individual shipping in the U.S. market resulted in our freight costs having decreased by $79,000.

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

Operating Expenses

General and administrative expenses for the year ended December 31, 2016 were $126,000 compared to $263,000 for the year ended December 31, 2015. This decrease is a function of a reduction in office and general expenses, product development and shipping and freight. Our office and general expense decreased by $22,000, from $59,000 to $37,000, during the year ended December 31, 2016. These decreases are a result of decreased computer and internet expenses, decreased compensation paid to Steve Rossi with respect to services rendered to the Company year over year. Shipping and freight decreased by $40,000, from $90,000 to $50,000, during the year ended December 31, 2016 as a result of fewer shipments during the 2016 fiscal year. During the year ended December 31, 2016, the Company reduced its spending on product development by $45,000 from $47,000 during the year ended December 31, 2015 to $2,000. During the 2016 fiscal year, the Company focused its cash resources on acquiring inventory of existing products to fulfill existing demand instead of expending significant resources on developing new products. Sales and marketing decreased by $142,000 to $62,000 for the year ended December 31, 2016 from $204,000 during the year ended December 31, 2015. This decrease is due to a reduced attendance at trade shows during the year ended December 31, 2016. In addition, the 2015 fiscal year included expenses related to the fair value of common shares issued to a key member of the sales team that did not recur during the year ended December 31, 2016. Professional fees which include accounting, legal and consulting fees, decreased from $3,056,000 for the year ended December 31, 2015 to $193,000 for the year ended December 31, 2016. Fiscal 2016 saw a return to expected levels of professional fees which include accounting and audit, and periodic consulting and legal fees as required. Professional fees for the year ended December 31, 2015 were not typical and included $2,900,000 related to the fair value of shares of the Company’s common stock issued to various consultants with respect to marketing, brand development and capital and financial structuring.

Other Income and Expenses

Late in the 2015 fiscal year and during the year ended December 31, 2016, the Company borrowed funds for working capital requirements in exchange for promissory notes, two of which are convertible into shares of the Company’s common stock. During the year ended December 31, 2016, the Company incurred interest of $37,000 related to these notes. The remaining balance of interest expense relates ordinary bank charges and interest.

During the year ended December 31, 2016, the Company issued two convertible promissory notes in the amount of $132,750 which were determined to be hybrid financial instruments that include embedded derivatives that require separation from the main financial instrument and recognition at fair value (see note 5 of the Financial Statements for the year ended December 31, 2016 and 2015). At the time of origination, the fair value of the derivative liabilities were $212,555 and this amount was expensed as a loss on derivative. Between the time of origination and December 31, 2016, the fair value of the derivative liabilities increased such that a loss on derivative of $572,118 was incurred during the year ended December 31, 2016. As a result of the fair value of the derivative exceeding the face value of the promissory notes, the Company also recognized a discount on the issuance of the promissory notes which is to be amortized over the period in which the promissory notes are outstanding. During the year ended December 31, 2016, the Company incurred expense related to the amortization of the discount of $81,949. In connection with the issuance of the convertible promissory note payable, the Company incurred debt issuance costs which are being amortized to debt issuance expense over the maturity period of the convertible promissory note. As a result, the Company expensed debt issuance costs of $6,029 during the year ended December 31, 2016.

During the year ended December 31, 2016 the Company issued 100,000 shares of its common stock in connection a promissory note. The fair value of the shares was $15,000 which has been expensed as a finance charge. In addition, the Company issued a promissory note in the amount of $65,000, of which $12,200 was allocated against additional paid-in capital with the remaining $52,800

Net Loss

Net loss for the year ended December 31, 2016 was $1,136,000 compared to a net loss of $3,488,000 for the year ended December 31, 2015. The reduced net loss was mainly due to decreased expenses as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased from $14,466 at December 31, 2015 to a bank overdraft of $2,600 at December 31, 2016. This decrease was primarily the result of the repayment of debt as well as reduced sales for the year. Accounts receivable decreased by $14,417 from $95,563 at December 31, 2015 to $81,146 at December 31, 2016. Inventory decreased by $50,000 from $129,000 at December 31, 2015 to $79,000 at December 31, 2016 largely as a result of the timing of inventory purchases close to each year end. Accounts payable increased by $92,000 from $248,000 at December 31, 2015 to $340,000 at December 31, 2016. As at December 31, 2016, the Company had issued various promissory and convertible notes of which $289,000 (net of discount) remained outstanding at December 31, 2016. This amount represents an increase of $243,000 when compared to the outstanding balance of $46,000 at December 31, 2015. Of the balance outstanding at December 31, 2016, $185,000 is repayable during fiscal 2017.

Financing Activities

During fiscal 2016, Truxmart funded working capital requirements principally through cash flows from operations, the issuance of common stock, and the issuance of promissory and convertible notes. Upon completion of the Definitive Share Exchange Agreement, the Company was able to raise capital through private placements of shares of the Company’s common stock. During the 2016 fiscal year, the Company received subscriptions for 250,000 shares of its common stock for proceeds of $10,500 while receiving $10,000 of proceeds related to shares issued during the year ended December 31, 2015. The Company also issued promissory and convertible notes payable in the aggregate amount of $232,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

19

Franchise Holdings International, Inc. Consolidated Balance Sheets as at December 31, 2016 and 2015
	2016	2015

Assets

Current Assets
Cash and cash equivalents	$-	$14,466
Accounts receivable	81,146	95,563
Inventory (note 4)	78,975	129,006
Related party receivable	7,770	8,950
Prepaid expenses and deposits	116,267	4,606
Total Current Assets	284,158	252,591

Property and Equipment (note 5)	39,263	39,401

Intangible Assets, Net (note 6)	13,328	10,780
Total Assets	$336,749	$302,772

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
Bank indebtedness	$2,635	$-
Accounts payable and accrued liabilities	340,270	248,300
Income taxes payable (note 12)	4,796	4,653
Current portion of notes payable (note 7)	105,985	41,456
Convertible promissory note payable, net of discount (note 8)	78,978	-
Derivative liability (note 9)	704,868	-
Total Current Liabilities	1,237,532	294,409
Notes Payable, Net of Current Portion (note 7)	104,084	4,644
Total Liabilities	1,341,616	299,053
Commitments and Contingencies

Shareholders' Equity (Deficit)

Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2016 and 2015 (note 10)	-	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 68,088,142 and 66,885,082 shares issued and outstanding as of December 31, 2016 and December 31, 2015 respectively (note 10)	6,809	6,689
Additional paid-in capital	4,189,607	3,984,662
Cumulative translation adjustment	(3,778)	(6,212)
Share subscriptions receivable	(9,350)	(17,500)
Share subscriptions payable	-	88,015
Accumulated deficit	(5,188,155)	(4,051,935)

Total Shareholders' Equity (Deficit)	(1,004,867)	3,719
Total Liabilities and Shareholders' Equity
(Deficit)	$336,749	$302,772

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc. Consolidated Statements of Operations and Comprehensive Loss For the years ended December 31, 2016 and 2015
	2016	2015

Net Sales	$361,123	$651,667

Cost of Goods Sold	334,060	532,581

Gross Profit	27,063	119,086

Operating Expenses

General and administrative	126,275	262,637
Sales and marketing	62,013	203,845
Professional fees	193,336	3,056,469
Loss on foreign exchange	7,659	21,939
Total operating expenses	389,283	3,544,890
Loss from operations	(362,220)	(3,425,804)

Other Income (Expense)
Interest expense	(123,863)	(10,850)
Loss on derivative (note 9)	(572,118)	-
Transaction costs	-	(38,280)
Debt issuance costs	(6,029)	-
Finance charges	(71,990)	(12,823)
Total other income (expense)	(774,000)	(61,953)

Net Loss	(1,136,220)	(3,487,757)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	2,434	(35,054)

Comprehensive Loss	$(1,133,786)	$(3,522,811)

Weighted Average Number of Shares
(basic and diluted)	67,629,092	40,460,153

Loss per Weighted Average Share
(basic and diluted)	$(0.02)	$(0.09)

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc. Consolidated Statements of Shareholders' Equity For the years ended December 31, 2016 and 2015

	Number of Common Shares	Issued Capital	Capital Surplus	Cumulative Translation Adjustment	Share Subscriptions Receivable	Share Subscriptions Payable	Accumulated Deficit	Total Equity

Balance at January 1, 2015	2,840,864	$284	$140,850	$28,842	$-	$386,770	$(564,178)	$(7,432)
Issuance of common shares for cash	5,625,352	563	822,237	-	-	(383,000)	-	439,800
Issuance of common shares as
settlement of debt	2,238,866	224	308,740	-	-	-	-	308,964
Effects of Reverse Takeover
Transaction (note 1)	37,700,000	3,770	-	-	-	(3,770)	-	-
Issuance of common shares for
services rendered	18,380,000	1,838	2,700,022	-	(17,500)	-	-	2,684,360
Issuance of common shares in
exchange for financing	100,000	10	12,813	-	-	-	-	12,823
Subscription proceeds for shares
yet to be issued	-	-	-	-	-	88,015	-	88,015
Net loss for the year	-	-	-	-	-	-	(3,487,757)	(3,487,757)
Other comprehensive income (loss)
for the year	-	-	-	(35,054)	-	-	-	(35,054)
Balance at December 31, 2015	66,885,082	6,689	3,984,662	(6,212)	(17,500)	88,015	(4,051,935)	3,719
Issuance of common shares for cash	500,000	50	12,200	-	(1,750)	-	-	10,500
Issuance of common shares for
subscriptions payable	403,060	40	87,975	-	-	(88,015)	-	-
Collection of subscriptions
receivable	-	-	-	-	9,900	-	-	9,900
Issuance of common shares for
services rendered	200,000	20	101,980	-	-	-	-	102,000
Issuance of common shares in
exchange for financing	100,000	10	14,990	-	-	-	-	15,000
Financing fees paid in shares	-	-	(12,200)	-	-	-	-	(12,200)
Net loss for the year	-	-	-	-	-	-	(1,136,220)	(1,136,220)
Other comprehensive income (loss)
for the year	-	-	-	2,434	-	-	-	2,434
Balance at December 31, 2016	68,088,142	$6,809	$4,189,607	$(3,778)	$(9,350)	$-	$(5,188,155)	$(1,004,867)

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc. Consolidated Statements of Cash Flows For the years ended December 31, 2016 and 2015

	2016	2015

Operating Activities
Net Loss	$(1,136,220)	$(3,487,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	998	882
Accretion of debt discount	16,612	-
Professional fees paid in shares	-	2,871,164
Sales and marketing fees paid in shares	-	73,500
Debt issuance costs	4,529	-
Transaction costs	-	38,280
Accrued interest	4,476	-
Financing fees paid in shares	15,000	12,823
Financing fees paid through the issuance of a promissory note	52,800	-
Loss on derivative	572,118	-
Amortization of discount on convertible debt	81,949	-
	(387,738)	(491,108)
Changes in operating assets and liabilities (note 15)	150,715	(50,934)
Net cash used in operating activities	(237,023)	(542,042)

Investing Activities
Purchase of property and equipment	(551)	(39,957)
Transaction costs	-	(95,011)
Intangible assets	(2,857)	(3,500)
Net cash used in investing activities	(3,408)	(138,468)

Financing Activities
Share subscription proceeds	10,500	528,195
Share subscriptions receivable	9,900	-
Proceeds from promissory notes payable	-	100,300
Proceeds from secured promissory notes	99,608	-
Proceeds from convertible promissory notes	125,250	(54,200)
Repayment of promissory notes	(21,727)	-
Net cash provided by financing activities	223,531	574,295

Effects of Foreign Currency Translation	2,434	(35,054)

Change in cash	(14,466)	(141,269)
Cash and cash equivalents - beginning of year	14,466	155,735

Cash and cash equivalents (bank indebtedness)- end of year	$-	$14,466
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common Shares issued to service providers	$102,000	$2,944,664
Common Shares issued as finance charges	$15,000	$12,823
Interest paid	$46,104	$23,672
Income taxes paid	$-	$-

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

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

Subsequent to the year ended December 31, 2016, the Company completed a corporate reorganization ( the "Reorganization") in accordance with Section 251(g) of the Delaware General Corporation Law, pursuant to which the Company became a wholly-owned subsidiary of a newly formed entity which became the successor of the public company (the "Successor Issuer"). In connection with the Reorganization, the Company redomiciled into Delaware and changed its name to Franchise Transition Inc., and the Successor Issuer took the name Franchise Holdings International, Inc. As one result, the assets and liabilities of the Company, remain the assets and liabilities of such entity. Pursuant to the Reorganization, the outstanding shares of the Company were exchanged for shares of the Successor Issuer on a one-for-one basis.

2.	Basis of Presentation and Going Concern

a)	Statement of Compliance

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") as issued by the Financial Accounting Standards Board ("FASB").

b)	Basis of Measurement

The Company's financial statements have been prepared on the accrual basis.

c)	Functional and Presentation Currency

These financial statements are presented in United States Dollars ("USD"). The functional currency of the Company is the Canadian Dollar ("CAD").

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

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

2.	Basis of Presentation and Going Concern (continued)

e)	Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2016, the Company incurred a net loss of $1,136,220, and as of that date, the Company’s accumulated deficit was $5,188,155. As at December 31, 2016, the Company had a working capital deficiency of $953,374 (2015 - $41,818) While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

f)	Reclassification

Certain comparative figures have been re-classified to conform to the current period's presentation.

3.	Significant Accounting Policies

Consolidation

The Company is incorporated in the state of Nevada. The Company has one wholly-owned subsidiary, TruXmart Ltd., a company incorporated in the province of Ontario. All intercompany transactions and balances have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on account and demand deposits with maturities of three months or less.

Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Receivables are reviewed individually for collectibility. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, allowances may be required.

Allowance for Doubtful Accounts Receivable

The Company offers credit terms on the sale of the Company's products to a significant majority of the Company's customers and requires no collateral form these customers. The Company performs ongoing credit evaluations of customers' financial condition and maintains an allowance for doubtful accounts receivable based upon the Company's historical experience and a specific review or accounts receivable at the end of each period. As at December 31, 2016 and 2015, the allowance for doubtful accounts was $0 and $0 respectively.

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

3.	Significant Accounting Policies (continued)

Inventory

Inventory is stated at the lower of cost or market, with cost being determined by a weighted average basis. Cost includes the cost of materials plus direct labor applied to the product.

Warranties

The Company offers limited warranties against product defects. Customers who are not completely satisfied with their purchase may attempt to be reimbursed for their purchases outside the warranty period. For the years ending December 31, 2016 and 2015, the Company incurred warranty expenses of $3,080 and $4,256.

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

Property and Equipment

Capital assets are recorded at cost and are amortized using the straight line method over the following estimated useful lives:

Furniture and equipment	5 years
Computers	3 years

As at December 31, 2016, the Company's product molds were not yet ready for use. As such, they have not been depreciated during the year ended December 31, 2016.

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

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

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

For the purpose of these financial statements, the following exchange rates were used:

	Balance Sheet	Income Statement

December 31, 2016	0.7448 USD/ CAD	0.7545 USD/ CAD
December 31, 2015	0.7225 USD/ CAD	0.7820 USD/ CAD

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

Financial liabilities measured at amortized cost include accounts payable and accrued liabilities, and promissory note payable.

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

3.	Significant Accounting Policies (continued)

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

Derivative Financial Instruments

During the year ended December 31, 2016, the Company issued convertible promissory notes with such terms that require the Company to account for the transactions as derivative financial instruments. The Company is accounting for these transactions in accordance with FASB Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, which requires that every derivative instrument is recorded on the balance sheet as an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires changes in the derivatives' fair value to be recognized in earnings for the period. The Company has recorded the loss on derivatives for the year ended December 31, 2016 in the accompanying balance sheets and statements of operations and comprehensive loss.

The conversion of any of the convertible promissory notes would have the effect of diluting the Company's earnings or loss per share. As the conversion of the convertible promissory notes would have an anti-dilutive effect on the loss per share, diluted loss per share has not been presented in these financial statements.

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

Related Party Transactions

All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

3.	Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on recognition of revenue from contracts with customers. The FASB guidance was issued as Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect the guidance in Update 2014-09, which is not yet effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect this standard will have on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect this standard will have on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect this standard will have on the Company’s consolidated financial statements and related disclosures.

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

3.	Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of the standard may have on its consolidated financial statements.

4.	Inventory

Inventory is comprised of:

	2016	2015

Finished goods	$64,377	$113,753
Promotional items	11,720	12,258
Raw materials	2,878	2,995

	$78,975	$129,006

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

5.	Property and Equipment

Major classes of property and equipment are as follows:

	2016
	Cost	Accumulated Depreciation	Net

Equipment	$2,102	$779	$1,323
Product molds	37,243	-	37,243
Computers	1,162	465	697

	$40,507	$1,244	$39,263

	2015
	Cost	Accumulated Depreciation	Net

Equipment	$2,102	$358	$1,744
Product molds	37,243	-	37,243
Computers	610	196	414

	$39,955	$554	$39,401

During the year ended December 31, 2016, the Company recognized depreciation expense of $690 (2015 - $554). All current property and equipment, as well as any future purchases of property and equipment have been pledged as security for the notes payable disclosed in note 8.

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

6.	Intangible Assets

Intangible assets consist of costs incurred to establish the TruXmart Tri-Fold and Smart Fold patent technology, as well as the Company's website. The patent was issued August 26, 2014. The patent will be amortized on a straight-line basis over its useful life of 25 years. The Company's website has an indefinite useful life and has not been amortized.

	December 31, 2016
	Cost	Accumulated Amortization	Net

Patent	$10,574	$746	$9,828
Website	3,500	-	3,500

	$14,074	$746	$13,328

	December 31, 2015
	Cost	Accumulated Amortization	Net

Patent	$7,718	$438	$7,280
Website	3,500	-	3,500

	$11,218	$438	$10,780

During the year ended December 31, 2016, the Company recognized amortization expense of $308 (2015 - $326). The Company estimates the amortization expense of its intangible assets over the next five years to be as follows:

2017	$309
2018	$309
2019	$309
2020	$309
2021 and later	$5,737

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

7.	Notes Payable

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $39,000. The secured promissory note is due September 2, 2018 and bears interest at a rate of 18% per annum, accrued daily, and calculated and payable monthly in arrears on the last day of each and every month. The secured promissory note is secured by a first charge and security interest in all of the present and after-acquired property and assets of the Company pursuant to a general security agreement and a charge against the inventory of the Company. The Company has classified this note payable as long-term on the Balance Sheet.

In connection with the issuance of the secured promissory note, the Company issued 100,000 shares of its common stock with an aggregate fair value of $15,000 as a commitment fee. The commitment fee has been expensed during the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $25,000. The secured promissory note is due October 1, 2018 and bears interest at a rate of 18% per annum, accrued daily, and calculated and payable monthly in arrears on the last day of each and every month. The secured promissory note is secured by a first charge and security interest in all of the present and after-acquired property and assets of the Company pursuant to a general security agreement and a charge against the inventory of the Company. The Company has classified this note payable as long-term on the Balance Sheet.

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $15,000. The secured promissory note is due July 13, 2018 and bears interest at a rate of 18% per annum, accrued daily, and calculated and payable monthly in arrears on the last day of each and every month. The secured promissory note is secured by a first charge and security interest in all of the present and after-acquired property and assets of the Company pursuant to a general security agreement and a charge against the inventory of the Company. The Company has classified this note payable as long-term on the Balance Sheet.

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $20,608 (27,670 Canadian Dollars). The secured promissory note is due July 13, 2018 and bears interest at a rate of 18% per annum, accrued daily, and calculated and payable monthly in arrears on the last day of each and every month. The secured promissory note is secured by a first charge and security interest in all of the present and after-acquired property and assets of the Company pursuant to a general security agreement and a charge against the inventory of the Company. The Company has classified this note payable as long-term on the Balance Sheet.

As at December 31, 2016, the Company has accrued interest of $4,476 related to the above secured promissory notes.

During the year ended December 31, 2016, the Company issued a promissory note in the amount of $65,000 to a consultant for the purposes of generating subscriptions of shares of the Company's common stock. Of the principal balance of $65,000, $12,200 has been allocated against additional paid-in capital, with the remaining $52,800 expensed as financing charges. The promissory note was due February 18, 2017 and was non-interest bearing. Subsequent to December 31, 2016, this promissory note was assigned to another lender. At the time of assignment the terms of this note were renegotiated with the new holder. The promissory note is now due March 1, 2018 and bears interest at the rate of 8%.

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

7.	Notes Payable (continued)

In October, 2015, the Company entered into a secured promissory note with an investor in the principal amount of 102,000 Canadian Dollars. The Company received proceeds of $58,653 (75,000 Canadian Dollars) and $21,115 (27,000 Canadian Dollars) was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note requires a daily payment of $249 (324 Canadian Dollars) until January 26, 2017 and carries a 40.0% interest rate. The promissory note is secured by all assets of the Company. The outstanding principal balance on the note at December 31, 2016 was $44,382 (56,592 Canadian Dollars) and the carrying amount of the original issue discount was $1,163 (1,561 Canadian Dollars). The outstanding principal balance on the note at December 31, 2015 was $63,208 (87,480 Canadian Dollars) and the carrying amount of the original issue discount was $17,108 (23,677 Canadian Dollars). As at December 31, 2016, this note was in default, however, there have been no actions taken by the investor pursuant to the default, as they continue to withdraw the daily payment as funds permit.

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

The amounts repayable under the secured promissory notes are as follows:

	2016	2015

Balance owing, December 31,	$210,069	$46,100

Less amounts due within one year	(105,985)	(41,456)

	$104,084	$4,644

The estimated repayments under the secured promissory notes are as follows:

2017	$105,985
2018	$104,084
2019	$-
2020	$-
2021 and later	$-

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

8.	Convertible Promissory Notes Payable

a)	During the year ended December 31, 2016, the Company entered into a convertible promissory note in the principal amount of $77,750 with a maturity date of March 22, 2017. The convertible promissory note bears interest at a rate of 10.0% per annum from the date of issue until the principal becomes due and payable whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest that is not paid when it becomes due shall bear interest at a rate of 24.0% per annum from the due date thereof until the outstanding amounts are paid. No amounts under the convertible promissory note can be prepaid in whole or in part except as otherwise explicitly set out in the terms of the convertible promissory note with the written consent of the Holder. The Holder has the right to convert any unpaid principal amount into shares of the Company's common stock at any time from the date of the issuance of the convertible promissory note to the later of (i) maturity or (ii) the date the outstanding principal and interest is paid. The price at which the conversion is to occur is the lesser of (i) 45% multiplied by the Trading Price (representing a discount rate of 55%) during the previous trading day period ending on the latest complete trading day prior to the date of the convertible promissory note and (ii) the Variable Conversion Price, which shall mean 45% multiplied by the Market Price which shall be the lowest Trading Price for the Company's Stock during the 25 day Trading Period ending on the last complete Trading Day prior to the Conversion Date. In connection with the issuance of the convertible promissory note, the Company incurred debt issuance costs of $7,500 which are being amortized over the maturity period of the convertible promissory note. Included in interest expense for the year ended December 31, 2016, is $5,283 related to the amortization of the debt issuance costs. Subsequent to the year ended December 31, 2016, and prior to the maturity date, the promissory note and accrued interest was converted in full into 37,640,800 shares of the Company's common stock.

b)	During the year ended December 31, 2016, the Company entered into a convertible promissory note in the principal amount of $55,000 with a maturity date of June 28, 2017. The convertible promissory note bears interest at a rate of 10.0% per annum from the date of issue until the principal becomes due and payable whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest that is not paid when it becomes due shall bear interest at a rate of 24.0% per annum from the due date thereof until the outstanding amounts are paid. The Holder has the right to convert any unpaid principal amount into shares of the Company's common stock at any time from the date of the issuance of the convertible promissory note to the later of (i) maturity or (ii) the date the outstanding principal and interest is paid. The price at which the conversion is to occur is the lesser of (i) the closing sale price of the Company's common stock on the Principal Market on the Trading Date immediately preceding the Closing Date and ii) 55% of the lowest sale price for the Company's common stock on the Principal Market during the twenty (20) consecutive Trading Days immediately preceding the Conversion Date provided, however, if the Company’s share price at any time loses the bid (ex: 0.0001 on the ask with zero market makers on the bid on level 2), then the Conversion Price may, in the Holder’s sole and absolute discretion, be reduced to a fixed conversion price of 0.00001 (if lower than the conversion price otherwise), and provided, that if on the date of delivery of the Conversion Shares to the Holder, or any date thereafter while Conversion Shares are held by the Holder, the closing bid price per share of the Company's common stock on the Principal Market on the Trading Day on which shares of the Company's common stock are traded is less than the sale price per share of the Company's common stock on the Principal Market on the Trading Day used to calculate the Conversion Price hereunder, then such Conversion Price shall be automatically reduced such that the Conversion Price shall be recalculated using the new low closing bid price (“Adjusted Conversion Price”) and shall replace the Conversion Price above, and Holder shall be issued a number of additional shares such that the aggregate number of shares Holder receives is based upon an Adjusted Conversion Price. For the purpose of clarity, any shares required to be issued as a result of an Adjusted Conversion Price shall be deemed to be “Conversion Shares” under this convertible promissory note.

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

8.	Convertible Promissory Notes Payable (continued)

In connection with the issuance of the convertible promissory note, the Company incurred debt issuance costs of $1,500 which are being amortized over the maturity period of the convertible promissory note. Included in interest expense for the year ended December 31, 2016, is $746 related to the amortization of the debt issuance costs. Subsequent to the year ended December 31, 2016, and prior to the maturity date, the promissory note and accrued interest was converted in full into 24,503,724 shares of the Company's common stock.

As a result of the derivative liabilities associated with the conversion feature of the convertible promissory notes, exceeding the principal amounts of the convertible promissory notes, the Company has recognized aggregate discounts on the convertible promissory notes of $132,750. These discounts will be amortized over the term of the promissory notes and the unamortized balance is recorded on the Company's balance sheet as a reduction to the carrying value of the convertible promissory notes. During the year ended December 31, 2016, the Company recognized expense of $81,949 related to the amortization of the discounts.

The amounts repayable under the convertible promissory notes as at December 31, 2016 were as follows:

Principal amount, December 31	$132,750

Less unamortized discount on debt issuance	(50,801)
Less unamortized debt issuance costs	(2,971)

78,978
Less amounts due within one year	(78,978)

Long-term portion	$-

9.	Derivative Liability

The Company adopted ASC 815 which defines the determination of whether an instrument (or embedded feature) is solely indexed to an entity's own stock. During the period ended December 31, 2016, the Company issued two convertible promissory notes payable, as described in note 7, which contain features that entitles the holder to convert any outstanding amounts payable under the convertible promissory note into a shares of the common stock of the Company, the number of which is dependent on several factors. As such, ASC 815 determines the convertible promissory note to be a hybrid financial instrument that includes an embedded derivative that requires separation from the main financial instrument and recognition at fair value.

At origination, the Company valued the conversion feature of the convertible promissory note described in note 7(a) using the Black‑Scholes option pricing model with the following assumptions:

Expected life	0.75 years
Expected volatility	226%
Share price	$0.15
Risk-free interest rate	0.48%
Expected dividend yield	Nil

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

9.	Derivative Liability (continued)

The Company determined that at origination, the fair value of the derivative liability related to the conversion feature was $136,479 which was expensed at the time of origination.

At December 31, 2016, the Company revalued the conversion feature of the convertible promissory note using the following assumptions:

Expected life	0.22 years
Expected volatility	246%
Share price	$0.035
Risk-free interest rate	0.51%
Expected dividend yield	Nil

The Company determined that, from the time of inception to December 31, 2016, the value of the derivative liability increased to $389,204. The corresponding loss of $252,725 has been recognized during the year ended December 31, 2016, and has the effect of increasing the original loss recorded at the time of origination.

At origination, the Company valued the conversion feature of the convertible promissory note described in note 7(b) using the following assumptions:

Expected life	0.97 years
Expected volatility	197%
Share price	$0.15
Risk-free interest rate	0.48%
Expected dividend yield	Nil

The Company determined that at origination, the fair value of the derivative liability related to the conversion feature was $76,076 which was expensed at the time of origination.

At December 31, 2016, the Company revalued the conversion feature of the convertible promissory note using the following assumptions:

Expected life	0.49 years
Expected volatility	166%
Share price	$0.035
Risk-free interest rate	0.62%
Expected dividend yield	Nil

The Company determined that, from the time of inception to December 31, 2016, the value of the derivative liability increased to $315,663. The corresponding loss of $239,587 has been recognized during the year ended December 31, 2016, and has the effect of increasing the original loss recorded at the time of origination.

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

10.	Shareholders' Equity (Deficit)

The Company is authorized to issue 1,000,000 shares of its Series A Preferred Stock with a par value of $0.0001. These shares have voting rights equal to 299 shares of common stock, per share of preferred.

The Company is authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares are ranked equally with regards to the Company's residual assets.

During the year ended December 31, 2016, the Company issued 403,060 common shares, the proceeds of which were received during the year ended December 31, 2015.

During the year ended December 31, 2016, the Company issued 100,000 common shares pursuant to a secured promissory note described in note 6.

During the year ended December 31, 2016, the Company issued 200,000 common shares pursuant to a consulting agreement at a deemed price of $0.51 per common share. The consideration of $102,000 has been recognized as prepaid expense to December 31, 2017 as the services have yet to be rendered.

During the year ended December 31, 2016, the Company entered into a Equity Purchase Agreement (the "Agreement") pursuant to which the Company will issue up to $1,000,000 of the Company's common stock. All sales of the Company's stock pursuant to the Agreement are subject to the Company fulfilling certain conditions contained therein, including the filing and effectiveness of a registration document with the SEC to register the shares of the common stock to be sold. During the year ended December 31, 2016, the Company issued 250,000 common shares of the Company for gross proceeds equal to $10,500 pursuant to this Agreement. During the year ended December 31, 2016, the Company issued an additional 250,000 common shares of the Company for gross proceeds equal to $1,750 which were not received as at December 31, 2016 .The Company also issued a promissory note in connection with this Agreement in the amount of $65,000 as disclosed in note 6.

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

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

10.	Shareholders' Equity (Deficit) (continued)

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

11.	Related Party Transactions

During the year ended December 31, 2016, the Company recorded salaries expense of $30,838 (2015 - $48,178) related to services rendered to the Company by its major shareholder and CEO. During the year ended December 31, 2016, the Company recognized revenue of $11,551 (2015 - $10,281) for goods sold to a company with a director, officer and shareholder in common.

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

12.	Income Taxes

a)	The income tax expense is reconciled per the schedule below:

	2016	2015

Net loss before income taxes	$(1,136,220)	$(3,487,757)

Depreciation	225	178
Non-deductible portion of meals and entertainment	309	516
Share based compensation	17,000	2,970,464
Transaction costs	(11,201)	(12,045)
Adjusted net loss for tax purposes	(1,129,887)	(528,644)

Statutory rate	24.91%	25.1%

	(281,399)	(132,682)
Valuation allowance	281,399	132,682
Provision for income taxes	$-	$-

b)	Deferred Income Tax Assets

The tax effects of temporary differences that give rise to the deferred income tax assets at December 31, 2016 and 2015 are as follows:

	2016	2015

Net operating loss carry forwards	$470,112	$183,339
Transaction costs	39,437	42,406
	509,549	225,745
Deferred tax assets not recognized	(509,549)	(225,745)

Net expected deferred income tax recovery	$-	$-

c)	Cumulative Non-Capital Losses

The Company has non-capital losses carried forward of approximately $1,858,920 available to reduce future years' taxable income. These losses will expire as follows:

	United States	Canada	Total

2034	$53,150	$147,239	$200,389
2035	160,634	368,010	528,644
2036	868,077	261,810	1,129,887

	$1,081,861	$777,059	$1,858,920

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

12.	Income Taxes (continued)

At December 31, 2016, the Company had net operating loss carryforwards of approximately $1,858,920 that may be offset against future taxable income for the year 2018 through 2036. No tax benefit from continuing or discontinued operations have been reported in the December 31, 2016 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operation loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company complies with the provisions of FASB ASC 740 in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and tax penalties at December 31, 2016 and 2015.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. and Canadian Federal jurisdictions, as well as the states of New York, New Jersey, and Utah and in the province of Ontario. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2013.

13.	Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred bad debt expense of $0 during the year ended December 31, 2016 (2015 - $0).

Currency Risk

The Company is exposed to currency risk on its sales and purchases denominated in Canadian Dollars. The Company actively manages these risks by adjusting its pricing to reflect currency fluctuations and purchasing foreign currency at advantageous rates.

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

13.	Financial Instruments (continued)

Currency Risk (continued)

As at December 31, 2016, the following amounts of balance sheet accounts are denominated in Canadian Dollars; bank overdraft of $7,275, accounts receivable of $85,532, related party receivable of $7,770, accounts payable and accrued expenses of $148,707, income taxes payable of $4,796, and promissory note payable of $62,541. The United States Dollar value of these items is subject to change due to fluctuations of exchange rates.

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

Concentration of Customer Risk

The following table includes the percentage of the Company's sales to significant customers for the fiscal years ended December 31, 2016 and 2015. A customer is considered to be significant if they account for greater than 10% of the Company's annual sales.

	2016	2015
Customer A	0.4	23.2
Customer B	2.7	22.3
Customer C	65.8	19.1
Customer D	7.5	12.0

	76.4	76.6

The loss of any of these key customers could have an adverse effect on the Company's business. As at December 31, 2016, $76,901 was included in accounts receivable from Company B, representing 87% of the Company's accounts receivable as at that date.

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

14.	Fair Value of Financial Instruments

The Company complies with the accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

Level 1 – quoted market prices in active markets for identical assets or liabilities.

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3

Derivative liability	$704,868	$-	$-	$704,868

Total liabilities measured at fair value	$704,868	$-	$-	$704,868

15.	Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company's operating assets and liabilities for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015

Decrease (increase) in accounts receivable	$14,417	$(77,447)
Decrease (increase) in inventory	50,031	(40,240)
Decrease (increase) in prepaid expenses and deposits	(9,661)	1,496
Decrease (increase) in related party receivables	1,180	(672)
Increase (decrease) in income taxes payable	143	(898)
Increase (decrease) in accounts payable and accrued liabilities	91,970	66,827
Increase (decrease) in bank overdraft	2,635	-

	$150,715	$(50,934)

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

16.	Commitments

a)	During the year ended December 31, 2014, the Company entered into a License Agreement whereby the Company was granted an exclusive license under Patent Rights to make, use, offer for sale, import or sell a proprietary latching system developed and patented by the Company's shareholder (the "Licensor"). The License Agreement allows the Company to manufacture or sub-license the patented latching system and provide services utilizing the patented latching system within the United States and its territories and possessions and any foreign countries where Patent Rights exist. The License Agreement does not require the payment of license issue fees or royalties, however, the Company will be required to maintain any fees or costs associated to keep the patent active. The License Agreement will be in effect for the life of the last-to-expire patent or last-to-be-abandoned patent application licensed under this Agreement, whichever is later. The Company will have the right to terminate the Agreement in whole or as to any portion of Patent Rights at any time by giving such notice to the Licensor. Should the Company violate or fail to perform any term of this Agreement, the Licensor may give written notice of such default ("Notice of Default") to the Company. Should the Company fail to repair such default within sixty days, of the effective date of such notice, the Licensor will have the right to terminate the License Agreement and the licenses therein by a second written notice ("Notice of Termination") to the Company. If a Notice of Termination is sent to the Company, the License Agreement will automatically terminate on the effective date of such notice.

b)	During the year ended December 31, 2015, the Company entered into a License Agreement whereby the Company was granted an exclusive license under Patent Rights to make, use, offer for sale, import or sell a proprietary latching system developed and patented by the Company's shareholder (the "Licensor"). The License Agreement allows the Company to manufacture or sub-license the patented latching system and provide services utilizing the patented latching system within the United States and its territories and possessions and any foreign countries where Patent Rights exist. The License Agreement does not require the payment of license issue fees or royalties, however, the Company will be required to maintain any fees or costs associated to keep the patent active. The License Agreement will be in effect for the life of the last-to-expire patent or last-to-be-abandoned patent application licensed under this Agreement, whichever is later. The Company will have the right to terminate the Agreement in whole or as to any portion of Patent Rights at any time by giving such notice to the Licensor. Should the Company violate or fail to perform any term of this Agreement, the Licensor may give written notice of such default ("Notice of Default") to the Company. Should the Company fail to repair such default within sixty days, of the effective date of such notice, the Licensor will have the right to terminate the License Agreement and the licenses therein by a second written notice ("Notice of Termination") to the Company. If a Notice of Termination is sent to the Company, the License Agreement will automatically terminate on the effective date of such notice.

Franchise Holdings International, Inc. Consolidated Notes to the Financial Statements For the years ended December 31, 2016 and 2015

17.	Evaluation of Subsequent Events

Subsequent to December 31, 2016, the Company:

a)	Is out of compliance with certain debt covenants.

b)	Increased the number of shares of its common stock authorized for issuance to 300,000,000. Following this increase, the Company designated 1,000,000 of the authorized shares of its common stock as Series A Preferred Stock. The Preferred Stock will have voting rights equal to 299 shares of common stock, per share of Preferred.

c)	Issued 72,000,000 common shares of the Company to its CEO pursuant to the Company's employee stock incentive plan at a deemed cost of $0.001 per share.

d)	Entered into a Services Agreement with a consultant to provide management consulting services for a period of 180 days in exchange for a fee of $50,000 payable in 1,577,287 common shares of the Company. Pursuant to the Services Agreement, the consultant will subscribe for the shares for gross proceeds of $1,577.

e)	Entered into a Services Agreement with a second consultant to provide management consulting services for a period of 180 days in exchange for a fee of $50,000 payable in 1,577,287 common shares of the Company. Pursuant to the Services Agreement, the consultant will subscribe for the shares for gross proceeds of $1,577.

f)	Entered into an agreement with another company pursuant to which to other company assumed accounts payable of the Company in the aggregate amount of $183,443 in exchange for 35,000,000 common shares of the Company. As at the filing date, the Company has issued 10,400,000 common shares.

g)	Issued 37,640,800 common shares of the Company pursuant to the conversion of a convertible promissory note disclosed in note 8(a).

h)	Issued 24,503,724 common shares of the Company pursuant to the conversion of a convertible promissory note disclosed in note 8(b).

i)	Completed a corporate reorganization ( the "Reorganization") in accordance with Section 251(g) of the Delaware General Corporation Law, pursuant to which the Company became a wholly-owned subsidiary of a newly formed entity which became the successor of the public company (the "Successor Issuer"). In connection with the Reorganization, the Company redomiciled into Delaware and changed its name to Franchise Transition Inc., and the Successor Issuer took the name Franchise Holdings International, Inc. As one result, the assets and liabilities of the Company, remain the assets and liabilities of such entity. Pursuant to the Reorganization, the outstanding shares of the Company were exchanged for shares of the Successor Issuer on a one-for-one basis.

j)

On September 15th, 2017 the company amended its note issued in connection with its Equity Purchase Agreement. The amendment was to settle the $65,000 note in exchange for 3,200,000 shares of the companies common stock. The shares will be issued to the note holder at a later date.

The Company has evaluated subsequent events through September 18, 2017 which is the date the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 2013 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2016 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weak-nesses. An interim CFO was hired by FNHI in 2016.

1. As of December 31, 2016, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, ages and position held with us is as follows:

Name	Age	Position Held
Steven Rossi *	31	President, Secretary and Director
Michael Johnston #	36	Chief Financial Officer
Paul Haber **	47	Director
Lorenzo Rossi ***	60	Director

_____________

*	appointed as an officer and director effective November 7, 2014

**	appointed as an officer and director effective October 27, 2016

***	appointed as a director effective December 9, 2014

#	appointed on December 5, 2016

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. Mr. Steven Rossi cannot be considered to be independent directors.

Mr. Steven Rossi attended from the University of Toronto from 2005 to 2007, majoring in Life Science. He founded two companies in 2005 and 2006: 2230164 Ontario, Inc. and Scrap my Junk Car. Both businesses are still in operation and Mr. Rossi is not active in the business operations of them at this time. Mr. Rossi established, developed and ran both of these automotive related companies at the same time for five years. Since founding Truxmart, Mr. Rossi has been granted one U.S. Patent on tonneau cover design and has filed three more U.S. & Canadian Patent applications. He licensed Truxmartall patents to Truxmart on an exclusive basis.

Mr. Johnston CA, CPA, a graduate of the University of Western Ontario, is a partner at Toronto’s Forbes Andersen LLP, Chartered Professional Accountants, and offers over 12 years of experience with both private and public companies.

Mr. Haber, age 47, has been involved in corporate finance and capital markets for over 18 years. He has helped many companies navigate the IPO/RTO process and has participated in numerous M&A and financing transactions.

Mr. Haber currently sits on the board of directors of South American Silver Corp. (TSX:SAC) and Chinapintza Mining Corp. (TSXV:CPA). Mr. Haber is a past director of High Desert Gold Corp., China Health and Diagnostics Ltd., IND Dairytech Inc., Migao Corporation. Mr. Haber is also active in the TSX Venture Capital Pool Company program having helped found the Black Birch Capital Acquisition series of CPCs as well as many others.

Mr. Haber started his career with Coopers & Lybrand (now PricewaterhouseCoppers LLP). He is both a Chartered Accountant and a Certified Public Accountant, with an Honours Bachelors of Arts Degree in Management from the University of Toronto. Mr. Haber was awarded his Chartered Director designation from the DeGroote School of Business in partnership with the Conference Board of Canada.

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

Director and Executive Compensation

During the year ended December 31, 2016, Steven Rossi was paid salaries of $30,838 (2015 - $48,178). During the year ended December 31, 2015, 500,000 shares were issued to Steve Raivio under the Equity Incentive Plan adopted June 5th, 2015.

Employment Agreements

We have no written employment agreements with any of our executive officer or key employee.

Equity Incentive Plan

We adopted the Plan on June 5, 2015. The Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the Common Stock. The Board will administer the Plan. Up to 100,000,000 shares may be issued under the Plan. No other stock options or similar instruments have been granted to any of our officers or directors pursuant to the Plan.

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

ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 2016, Steven Rossi was paid salaries of $30,838 (2015 - $48,178).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of December 31, 2016, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 68,088,142common shares were issued and outstanding as of December 31, 2016.

Name and Address of Beneficial Owner (1) Number of Shares Owned Percentage of Ownership

Steven Rossi
414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1	112,000,000	50.27%

Michael Johnston
414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1	0	0.0%

Paul Haber
414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1	0	00%

Lorenzo Rossi
414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1	0	0.0%

All Officers and Directors as a Group	112,000,000	50.27%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Particular Transactions

Steven Rossi is the owner of U.S. Patent #8,814,249 filed on October 26, 2012 and issued on May 1, 2014. Truxmart paid $7,718 in patent filing expenses. Truxmart licenses this patent from Mr. Rossi.

During the year ended December 31, 2016, the Company recorded salaries expense of $30,838 (2015 - $48,178) related to services rendered to the Company by its major shareholder and CEO. During the year ended December 31, 2016, the Company recognized revenue of $11,551 (2015 - $10,281) for goods sold to a company with a director, officer and shareholder in common.

Controlling Persons

The Company is not aware of any agreements or understandings by a person or group of persons that could be construed as a controlling person.

Director Independence

Our board of directors consists of Messrs. Rossi, Haber, and Rossi. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this prospectus under the heading “Certain Related Person Transactions). After review of the Directors by the Board, and specifically by the Chairman of the Board, it has been determined that no board members are considered independent. The Company uses the term “independent” as described by NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent auditor, Haynie & Company billed an aggregate of $38,200 and $68,303 for the fiscal years ended December 31, 2016 and December 31, 2015, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc. (2)

10.1	Definitive Share Exchange Agreement, dated as of December 16 2014, by and among the Company, Steven Rossi and Truxmart, Ltd. (3)

10.2	Patent license agreement, dated November 26, 2014 (3)

10.3	Corporate Advisory Services Agreement by and between Truxmart, Ltd. and Belair Capital Partners, Inc., dated May 1, 2014 (3)

10.4	Shipping Agreement with Federal Express (FedEX) dated September 26, 2014 (3)

10.5	Shipping Agreement with United Parcel Service (UPS) dated March 31, 2014 (3)

10.6	Warehousing and Shipping with JBF Express dated June 24, 2013 (3)

10.7	Continuous Importation Bond with Globe Express Services (3)

10.8	Business Services Agreement, by and between 1369781and FNHI, dated June 1, 2015 (4)

10.9	Business Services Agreement, by and between 2224342and FNHI, dated June 23, 2015 (4)

10.10	Services Agreement, by and between Marcheseand FNHI, dated June 3, 2015 (4)

10.11	Services Agreement, by and between JAAMand FNHI, dated June 8, 2015 (4)

21.1	Subsidiaries- Truxmart, Ltd.

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1)	Filed as an exhibit to the registrant’s Form 10-KSB, filed October 13, 1999 and incorporated by reference herein.

(2)	Filed as an exhibit to the registrant’s Form 10-Q, filed April 24, 2009 and incorporated by reference herein.

(3)	Filed as an exhibit to the registrant’s Form 8-K, filed on December 17, 2014 and incorporated by reference herein.

(4)	Filed as an exhibit to the registrant’s Form S-1, filed on July 21, 2015 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 18th, 2017	By:	/s/ Steven Rossi
	Name:	Steven Rossi
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Rossi	Date: September 18th, 2017
Steven Rossi
Director

By:	/s/ Lorenzo Rossi	Date: September 18th, 2017
Lorenzo Rossi
Director

By:	/s/ Paul Haber	Date: September 18th, 2017
Paul Haber
Director

