Form 10-Q
period 2017-03-31
Franchise Holdings International, Inc.
filed 2018-02-14
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

As of February 14, 2018, the number of shares outstanding of the registrant's class of common stock was 119,127,240.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Franchise Holdings International, Inc. Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$29,282	$-
Accounts receivable	13,591	81,146
Inventory	68,093	78,975
Related party receivable	7,591	7,770
Prepaid expenses and deposits	116,267	116,267
Total Current Assets	234,824	284,158
Property and Equipment, Net of Accumulated Depreciation of $1,447 (December 31, 2016 - $1,244)	39,041	39,263
Intangible Assets, Net of Accumulated Amortization of $823 (December 31, 2016 - $746)	13,251	13,328
Total Assets (Substantially Pledged as Collateral)	$287,116	$336,749

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Bank overdraft	$-	$2,635
Accounts payable and accrued liabilities	286,246	340,270
Income taxes payable	4,830	4,796
Current portion secrued notes payable (note 3)	100,982	105,985
Convertible promissory notes payable, net of discount (note 3)	-	78,978
Derivative liability (note 5)	-	704,868
Total Current Liabilities	392,058	1,237,532
Secured Notes Payable, Net of Current Portion (note 3)	151,892	104,084
Total Liabilities	543,950	1,341,616
Comittments and Contingencies
Shareholders' Equity (Deficit)
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016 (note 11)	-	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 202,232,666 and 68,088,142 shares issued and outstanding as of March 31, 2017 and December 31, 2016 respectively (note 6)	20,224	6,809
Additional paid-in capital	6,851,096	4,189,607
Cumulative translation adjustment	21,020	(3,778)
Share subscriptions receivable	(7,600)	(9,350)
Accumulated deficit	(7,141,574)	(5,188,155)
Total Shareholders' Equity (Deficit)	(256,834)	(1,004,867)
Total Liabilities and Shareholders' Equity (Deficit)	$287,116	$336,749

See accompanying notes to the unaudited condensed consolidated financial statements.

Franchise Holdings International, Inc. Condensed Consolidated Statements of Operations and Other Comprehensive Loss For the three month periods ended March 31, 2017 and 2016

	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

Net Sales	$101,263	$93,508

Cost of Goods Sold	70,991	87,217

Gross Profit	30,272	6,291

Operating Expenses
General and administrative	1,395,531	29,830
Sales and marketing	1,103	21,381
Professional fees	26,053	34,371
Loss (gain) on foreign exchange	27,773	(1,368)
Total operating expenses	1,450,460	84,214
Loss from operations	(1,420,188)	(77,923)

Other Income (Expense)
Interest expense	(8,310)	(9,431)
Debt issuance costs	(2,971)	-
Loss on derivative (note 5)	(484,720)	-
Finance charges	(25,464)	-
Loss on settlement of debt	(11,765)	-
Total other income (expense)	(533,230)	(9,431)

Net Loss for the period	(1,953,418)	(87,354)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	24,798	(8,606)

Net Comprehensive Loss for the period	$(1,928,620)	$(95,960)

Loss per Weighted Average Share (basic and diluted)	$(0.01)	$-

Weighted Average Number of Shares (basic and diluted)	136,849,459	67,455,040

See accompanying notes to the unaudited condensed consolidated financial statements.

Franchise Holdings International, Inc. Condensed Consolidated Statements of Cash Flows For the three month periods ended March 31, 2017 and 2016

	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Loss	$(1,953,418)	$(87,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	299	233
Loss on settlement of debt	11,765	-
Loss on derivative	484,720	-
Accretion of debt discount	2,971	4,081
Financing fees paid in shares	21,000	-
Interest paid in shares	3,823	-
Stock based compensation	1,360,000	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	67,555	34,929
Decrease (increase) in inventory	10,882	27,648
Decrease (increase) in prepaid expenses and deposits	-	(3,501)
Decrease (increase) in related party receivables	179	(1,681)
Increase (decrease) in income taxes payable	34	305
Increase (decrease) in accounts payable and accrued liabilities	(47,246)	22,240
Net cash used in operating activities	(37,436)	(3,100)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Overdraft proceeds (repayment of overdraft)	(2,635)	1,316
Share subscription proceeds	1,750	-
Repayments of secured promissory notes payable	(4,950)	(4,076)
Proceeds from secured promissory notes payable	47,755	-

Net cash (used in) provided by financing activities	41,920	(2,760)

Effects of Foreign Currency Translation	24,798	(8,606)

Change in cash	29,282	(14,466)
Cash and cash equivalents - beginning of period	-	14,466
Cash and cash equivalents - end of period	$29,282	$-

Non-Cash Investing and Financing Activities
Common Shares issued to the Company's CEO	$1,360,000	$-
Common Shares issued for conversions of promissory notes	$1,314,904	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Franchise Holdings International, Inc. Notes to the Condensed Consolidated Financial Statements Unaudited

1. Basis of Presentation and Going Concern

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on September 18, 2017.

b) Functional and Reporting Currency

These interim financial statements are presented in United States Dollars. The functional currency of the Company is the Canadian Dollar. For purposes of preparing these interim financial statements, balances denominated in Canadian Dollars outstanding at March 31, 2017 were converted into United States Dollars at a rate of 1.33 Canadian Dollars to one United States Dollar. Balances denominated in Canadian Dollars outstanding at December 31, 2017 were converted into United States Dollars at a rate of 1.34 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended March 31, 2017 were converted into United States Dollars at a rate of 1.32 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended March 31, 2016 were converted into United States Dollars at a rate of 1.37 Canadian Dollars to one United States Dollar.

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

Franchise Holdings International, Inc. Notes to the Condensed Consolidated Financial Statements Unaudited

1. Basis of Presentation and Going Concern (continued)

d) Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the three month period ended March 31, 2017, the Company incurred a net loss of $1,953,418, and as of that date, the Company’s accumulated deficit was $7,141,574. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

2. Significant Accounting Policies

The accounting polices used in the preparation of these interim financial statements are consistent with those of the Company's audited financial statements for the year ended December 31, 2016.

3. Secured Notes Payable

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

In connection with the issuance of the secured promissory note, the Company issued 100,000 shares of its common stock with an aggregate fair value of $15,000 as a commitment fee. The commitment fee was expensed during the year ended December 31, 2016.

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

Franchise Holdings International, Inc. Notes to the Condensed Consolidated Financial Statements Unaudited

3. Secured Notes Payable (continued)

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

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $20,608 (27,670 Canadian Dollars). The secured promissory note is due July 13, 2018 and bears interest at a rate of 18% per annum, accrued daily, and calculated and payable monthly in arrears on the last day of each and every month. The secured promissory note is secured by a first charge and security interest in all of the present and after-acquired property and assets of the Company pursuant to a general security agreement and a charge against the inventory of the Company. During the period ended March 31, 2017, the Company borrowed an additional $42,406 (56,443 Canadian Dollars) with the same terms as the original advance of $20,608. The Company has classified this note payable as long-term on the Balance Sheet.

As of March 31, 2017, the Company has accrued interest of $9,697 (December 31, 2016 - $4,476) related to the above secured promissory notes.

During the year ended December 31, 2016, the Company issued a promissory note in the amount of $65,000 to a consultant for the purposes of generating subscriptions of shares of the Company's common stock. Of the principal balance of $65,000, $12,200 has been allocated against additional paid-in capital, with the remaining $52,800 expensed as financing charges. The promissory note was due February 18, 2017 and was non-interest bearing. During the period ended March 31, 2017, this promissory note was assigned to another lender. At the time of assignment the terms of this note were renegotiated with the new holder. The promissory note is now due March 1, 2018 and bears interest at the rate of 8%.

In October, 2015, the Company entered into a secured promissory note with an investor in the principal amount of $79,768 (102,000 Canadian Dollars). The Company received proceeds of $58,653 (75,000 Canadian Dollars) and $21,115 (27,000 Canadian Dollars) was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note requires a daily payment of $249 (324 Canadian Dollars) until January 26, 2017 and carries a 40.0% interest rate. The promissory note is secured by all assets of the Company. The outstanding principal balance on the note at March 31, 2017 was $35,982 (47,892 Canadian Dollars) and the carrying amount of the original issue discount was $0 (0 Canadian Dollars). As of March 31, 2017 and December 31, 2016, this note was in default, however, there have been no actions taken by the investor pursuant to the default, as they continue to withdraw the daily payment as funds permit.

The amounts repayable under the secured promissory notes are as follows:

	March 31, 2017	December 31, 2016

Balance owing	$252,874	$210,069
Less amounts due within one year	(100,982)	(105,985)
	$151,892	$104,084

Franchise Holdings International, Inc. Notes to the Condensed Consolidated Financial Statements Unaudited

4. Convertible Promissory Notes Payable

a) During the year ended December 31, 2016, the Company entered into a convertible promissory note in the principal amount of $77,750 with a maturity date of March 22, 2017. The convertible promissory note bears interest at a rate of 10.0% per annum from the date of issue until the principal becomes due and payable whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest that is not paid when it becomes due shall bear interest at a rate of 24.0% per annum from the due date thereof until the outstanding amounts are paid. No amounts under the convertible promissory note can be prepaid in whole or in part except as otherwise explicitly set out in the terms of the convertible promissory note with the written consent of the Holder. The Holder has the right to convert any unpaid principal amount into shares of the Company's common stock at any time from the date of the issuance of the convertible promissory note to the later of (i) maturity or (ii) the date the outstanding principal and interest is paid. The price at which the conversion is to occur is the lesser of (i) 45% multiplied by the Trading Price (representing a discount rate of 55%) during the previous trading day period ending on the latest complete trading day prior to the date of the convertible promissory note and (ii) the Variable Conversion Price, which shall mean 45% multiplied by the Market Price which shall be the lowest Trading Price for the Company's Stock during the 25 day Trading Period ending on the last complete Trading Day prior to the Conversion Date. In connection with the issuance of the convertible promissory note, the Company incurred debt issuance costs of $7,500 which are being amortized over the maturity period of the convertible promissory note. Included in interest expense for the period ended March 31, 2017, is $2,217 related to the amortization of the debt issuance costs. During the period ended March 31, 2017, and prior to the maturity date, the promissory note and accrued interest was converted in full into 37,640,800 shares of the Company's common stock.

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

Franchise Holdings International, Inc. Notes to the Condensed Consolidated Financial Statements Unaudited

4. Convertible Promissory Notes Payable (continued)

In connection with the issuance of the convertible promissory note, the Company incurred debt issuance costs of $1,500 which are being amortized over the maturity period of the convertible promissory note. Included in interest expense for the period ended March 31, 2017, is $754 related to the amortization of the debt issuance costs. During the period ended March 31, 2017, and prior to the maturity date, the promissory note and accrued interest was converted in full into 24,503,724 shares of the Company's common stock.

As a result of the derivative liabilities associated with the conversion feature of the convertible promissory notes, exceeding the principal amounts of the convertible promissory notes, the Company had recognized aggregate discounts on the convertible promissory notes of $132,750. Upon conversion of the convertible promissory notes, the unamortized balances of the discounts were recorded as a reduction to additional paid-in capital.

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

During the period ended March 31, 2017, the convertible promissory notes to which the derivative liabilities relate, were converted to shares of the Company's common stock. During the period ended March 31, 2017, the Company recognized an aggregate loss on the value of the derivative liability of $484,720 related to the changes in value from January 1, 2017 to the dates upon which the convertible promissory notes were converted.

6. Common Stock

The Company is authorized to issue 1,000,000 shares of its Series A Preferred Stock with a par value of $0.0001. These shares have voting rights equal to 299 shares of common stock, per share of preferred.

The Company is authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares are ranked equally with regards to the Company's residual assets.

During the period ended March 31, 2017, the Company issued 62,144,524 common shares pursuant to the conversion of the convertible promissory notes discussed in note 4.

During the period ended March 31, 2017, the Company issued 72,000,000 common shares of the Company to its CEO pursuant to the Company's employee stock incentive plan at a deemed cost of $0.001 per share. The fair value of the common shares of $1,360,000 has been included as general and administrative expense during the period ended March 31, 2017.

Franchise Holdings International, Inc. Notes to the Condensed Consolidated Financial Statements Unaudited

7. Related Party Transactions

During the period ended March 31, 2017, the Company recorded salaries expense of $14,865 (2016 - $5,808) related to services rendered to the Company by its major shareholder and CEO. During the period ended March 31, 2017, the Company recognized revenue of $3,749 (2016 - $3,382) for goods sold to a company with a director, officer and shareholder in common.

8. Financial Instruments

Concentration of Customer Risk

The following table includes the percentage of the Company's sales to significant customers for the three months ended March 31, 2017 and 2016, as well as the balance included in accounts receivable for each significant customer as at March 31, 2017 and 2016. A customer is considered to be significant if they account for greater than 10% of the Company's annual sales.

	2017		2016
	$	%	$	%
Customer A	4,415	66.0	49,020	47.4
Customer B	298	10.6	552	10.2
Customer C	3,882	9.3	2,092	13.5
Customer D	-	-	3	11.0

	8,595	85.9	51,667	82.1

The loss of any of these key customers could have an adverse effect on the Company's business.

9. Prior Period Misstatement

Subsequent to filing the Form 10-Q for the three months ended March 31, 2016, it was discovered that the issuance of 200,000 shares of the Company's common stock with a fair value of $102,000 were not included in the Form 10-Q. The effect of this omission was that, as at March 31, 2016, prepaid expenses were understated by $102,000, common stock was understated by $20 and additional paid-in capital was understated by $101,980. As at March 31, 2016, the restated balance of prepaid expenses is $110,107, the restated balance of common stock is $6,749 and the restated balance of additional paid-in capital is $4,174,617. In addition, the correct weighted average shares outstanding for the three months ended March 31, 2016 was 67,455,040.

The effects of the prior period misstatement are as follows:

	As Originally Reported	Restated

Prepaid expenses	$8,107	$128,107
Common stock	$6,729	$6,749
Additional paid-in capital	$4,072,637	$4,174,617
Weighted average shares outstanding	67,265,996	67,455,040

Franchise Holdings International, Inc. Notes to the Condensed Consolidated Financial Statements Unaudited

10. Evaluation of Subsequent Events

Subsequent to March 31, 2017, the Company:

a) Is out of compliance with certain debt covenants.

b) Designated 1,000,000 of the authorized shares of its common stock as Series A Preferred Stock. The Preferred Stock will have voting rights equal to 299 shares of common stock, per share of Preferred. Subsequent to March 31, 2017, 100,000,000 shares of common stock were exchanged for 1,000,000 shares of Series A Preferred Stock.

d) Entered into a Services Agreement with a consultant to provide management consulting services for a period of 180 days in exchange for a fee of $50,000 payable in 1,577,287 common shares of the Company. Pursuant to the Services Agreement, the consultant will subscribe for the shares for gross proceeds of $1,577. Subsequent to March 31, 2017, the Company received the proceeds and issued the common shares.

d) Entered into a Services Agreement with a second consultant to provide management consulting services for a period of 180 days in exchange for a fee of $50,000 payable in 1,577,287 common shares of the Company. Pursuant to the Services Agreement, the consultant will subscribe for the shares for gross proceeds of $1,577. Subsequent to March 31, 2017, the Company received the proceeds and hissed the common shares.

e) Entered into an agreement with another company pursuant to which to other company assumed accounts payable of the Company in the aggregate amount of $183,443 in exchange for 35,000,000 common shares of the Company. As at the filing date, the Company has issued 10,400,000 common shares.

f) Completed a corporate reorganization ( the "Reorganization") in accordance with Section 251(g) of the Delaware General Corporation Law, pursuant to which the Company became a wholly-owned subsidiary of a newly formed entity which became the successor of the public company (the "Successor Issuer"). In connection with the Reorganization, the Company redomiciled into Delaware and changed its name to Franchise Transition Inc., and the Successor Issuer took the name Franchise Holdings International, Inc. As one result, the assets and liabilities of the Company, remain the assets and liabilities of such entity. Pursuant to the Reorganization, the outstanding shares of the Company were exchanged for shares of the Successor Issuer on a one-for-one basis. This corporate reorganization was subsequently unwound.

g) Issued 3,000,000 shares of its common stock for gross proceeds of $38,010.

h) Issued 340,000 shares of its common stock in exchange for services rendered of $10,000.

Franchise Holdings International, Inc. Notes to the Condensed Consolidated Financial Statements Unaudited

10. Evaluation of Subsequent Events (continued)

i) Entered into a Term Sheet with respect to loans to the Company of up to $500,000 to fund the purchases of inventory. Any advances made pursuant to the Term Sheet will be secured by the wholesale inventory of the Company, all of the shares of the Company held by its majority shareholder and CEO and another asset of the Company's majority shareholder. Pursuant to the Term Sheet, the Company agrees to pay 1.5% per month on all drawn amounts, an initial due diligence fee of $20,000 upon receipt of the first $220,000 loan amount (the "first tranche") and a monthly monitoring fee of $5,000 for the first tranche and up to a loan amount of $500,000. The lender can choose to waive payment of the monthly fee in exchange for conversion of the amount into shares of the Company's common stock at a price of $0.035 per share. Should the price of the Company's stock increase beyond $0.05 per share, the conversion price will be struck at a 30% discount to the closing price of the volume weighted average price on the OTC market of the previous five trading days. Pursuant to the Term Sheet, the term of the advances made will be for a minimum of two years and the Company shall have the right to increase the credit facility to $1,000,000 provided the minimum term extends to three years. Upon the full and final advance of $500,000, the Company agrees to issue to the lender, 1,000,000 shares of its common stock and 2,000,000 warrants entitling the holder to acquire one share of the Company's common stock at a price of $0.04 per share.

j) Entered into two Share Issuance/ Claim Extinguishment Agreements pursuant to which the Company agreed to issue, in aggregate, 50,000,000 shares of its common stock in exchange for the assumption of aggregate indebtedness of $154,056.

k) Entered into a Share Purchase Agreement pursuant to which the Company has agreed to issue share of its common stock for aggregate proceeds of $100,000 at a fixed issue price of $0.02 per share (the "Fixed Price"), provided, however, that if the Company's volume weighted average price (the "VWAP") on the date the buyer provides a Stock Issuance Notice to the Company or on the date on which the buyer received such Issuance Shares, the Company's stock bid price is less than $0.035 (the "Minimum Price"), then the number of Issuance Shares shall increase as a result of a decrease in the Issuance Price below the Minimum Price. In such event, the Issuance Price shall decrease below the Fixed Price by an equal percentage of the difference between the VWAP and the Minimum Price.

l) Entered into a Share Purchase Agreement pursuant to which the Company has agreed to issue share of its common stock for aggregate proceeds of $400,000 at a fixed issue price of $0.02 per share (the "Fixed Price"), provided, however, that if the Company's volume weighted average price (the "VWAP") on the date the buyer provides a Stock Issuance Notice to the Company or on the date on which the buyer received such Issuance Shares, the Company's stock bid price is less than $0.035 (the "Minimum Price"), then the number of Issuance Shares shall increase as a result of a decrease in the Issuance Price below the Minimum Price. In such event, the Issuance Price shall decrease below the Fixed Price by an equal percentage of the difference between the VWAP and the Minimum Price.

m) Borrowed $37,770 pursuant to a loan agreement. The loan bears interest at 12% per annum, payable at a rate of 6% on the semi-annual anniversary and 6% on the repayment date of October 18, 2018.

Franchise Holdings International, Inc. Notes to the Condensed Consolidated Financial Statements Unaudited

10. Evaluation of Subsequent Events (continued)

n) Borrowed $30,000 pursuant to a loan agreement. The loan bears interest at 12% per annum, payable at a rate of 6% on the semi-annual anniversary and 6% on the repayment date of November 3, 2018.

o) Borrowed $50,000 pursuant to a loan agreement. The loan bears interest at 12% per annum, payable at a rate of 6% on the semi-annual anniversary and 6% on the repayment date of November 3, 2018.

p) Entered into a consulting agreement, pursuant to which the Company will issue 12,500,000 common shares of the Company, upon written demand by the consultant, in exchange for consulting services for a period of 18 months.

The Company has evaluated subsequent events through February 14, 2018 which is the date the financial statements were available to be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis ("MD&A") should be read in conjunction with financial statements of FNHI, and its wholly-owned subsidiary, Truxmart, Ltd. for the three months ended March 31, 2017 and 2016, and the notes thereto. Additional information relating to FNHI is available at Truxmart.ca

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Franchise Holdings International, Inc. (“FNHI”) for the three months ended March 31, 2017 and 2016, and the notes thereto. Additional information relating to FNHI is available at www.fnhi.net

Safe Harbor for Forward-Looking Statements

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

Revenue

For the three months ended March 31, 2017, revenue generated from the entire line of Truxmart products was $101,263, compared to $93,508 for the three months ended March 31, 2016. The year over year increase of approximately 8% was mainly attributable to the availability of inventory to partially satisfy customer orders. During the three months ended March 31, 2016 the Company incurred a shortage of inventory that resulted in a reduced amount of sales for the quarter.

For the three months ended March 31, 2017, revenue generated in Canada was $82,082 compared to $65,204 for the same period in 2016, an increase of 26%. The increase was primarily due to partial orders being filled with one Canadian distributor. The rate of exchange between the Canadian Dollar and the United States Dollar during the first three months of fiscal 2017 was fairly consistent, which limited the historically negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. Canadian Dollar Sales increased to CAD$108,586 from CAD$89,641, an increase of 21% during three months ended March 31, 2017. For the three months ended March 31, 2017, revenue generated in the United States was $19,182 compared to $28,304 for the same period in 2016. This represents a year-over-year decrease in US- source revenue of approximately 32%, and is primarily attributable to limited inventory in stock, and the Company switching its revenue focus to aging purchase orders with the Company’s key Canadian distributor

Sales from online retailers of the Truxmart products decreased from $28,697 in the three months ended March 31, 2016 to $19,397 in the three months ended March 31, 2017, a decrease of 32%. The online retailers accounted for over 17% of total revenue for the three months ended March 31, 2017, compared to 30% for the three months ended March 31, 2016. Distributor sales increased from $61,448 in 2016, to $72,180 in 2017. The remaining revenues consist of sales from key area dealers.

Currently, Truxmart has one major distributor in Canada, one in the United States, along with its own contracted distribution and inventory facility in Breinigsville, PA. This does not include multiple independent online retailers.

Although Truxmart currently supports a total of 16 dealers and distributors, Truxmart believes the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer's customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales decreased for the first three months of fiscal 2017, when compared to the first three months of fiscal 2016, by 19% from $87,217 to $70,991. Our cost of sales, as a percentage of sales, was approximately 40% and 80% for three months ended March 31, 2017 and 2016, respectively.

Within cost of sales, freight costs accounted for 7% of cost of sales during the three months ended March 31, 2017, whereas in 2016, it accounted for 14% of cost of sales. The decrease in the percentage of cost of sales is due to the majority of the sales for the quarter ended March 31, 2017 being to Canadian customers that generally have lower shipping costs than sales to U.S. customers. Freight costs were $5,180 and $12,475 for the three month periods ended March 31, 2017 and 2016 respectively.

Truxmart provides its distributors and online retailers an "all-in" wholesale price. This includes any import duty charges, taxes and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous United States or from the United States to Canada. Volume discounts are also offered to certain higher volume customers.

Gross Margin

Gross margin percentage for the three month periods ended March 31, 2017 and 2016 were 30% and 7% respectively. The increase in gross margin reflects a return towards historical norms – the gross margin percentage for the three months ended March 31, 2016 were abnormally low as a result of the fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting. During the three months ended March 31, 2016, while sales denominated in Canadian Dollars increased by 152% and United States Dollars decreased by 43%, the increase in aggregate sales reported in United States Dollars was only 20% as a result of the weakened Canadian Dollar. There was less fluctuation in the foreign exchange rates during the three months ended March 31, 2017, such that there was not a significant disparity between the increases on a percentage basis in revenue denominated in Canadian Dollars when presented in Canadian or United States Dollars.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 were $1,450,460 compared to $84,214 for the three months ended March 31, 2016. Our general and administrative expense increased by $1,365,701, from $29,830 to $1,395,531, during the three months ended March 31, 2017. The main reason for the increase is the fair value of $1,360,000 of 72,000,000 common shares issued to the Company’s CEO during the quarter ended March 31, 2017. The Company also realized a loss on foreign exchange in the amount of $27,773 during the three months ended March 31, 2017, an increase of $29,141 when compared to a gain on foreign exchange of $1,368 during the three months ended March 31, 2016. This loss was the result of the Company converting Canadian cash generated by sales to Canadian customers into United States Dollars in order to purchase inventory and pay operating expenses denominated in United States Dollars. These expense increases were partially offset by a reduction in sales and marketing expenses of $20,278 year-over-year. During the quarter ended March 31, 2016, the Company spent $21,381 on sales and marketing, while it only spent $1,103 during the quarter ended March 31, 2017, which was mainly a function of no longer paying a sales consultant as it had during the three months ended March 31, 2016. Professional fees which include accounting, legal and consulting fees, decreased from $34,371 for the three months ended March 31, 2016 to $26,053 for the three months ended March 31, 2017. The decrease is related to decreased accounting and legal services between the two periods.

Other Income and Expenses

Late in the 2015 fiscal year, the Company borrowed funds for working capital requirements in exchange for a promissory note. During the three month period ended March 31, 2017, the Company incurred interest of $7,836 related to this note, an increase of $1,519 when compared to interest expense of $6,317 incurred during the three months ended March 31, 2016.

During the year ended December 31, 2016, the Company issued two convertible promissory notes in the amount of $132,750 which were determined to be hybrid financial instruments that include embedded derivatives that require separation from the main financial instrument and recognition at fair value. At the time of origination, the fair value of the derivative liabilities were $212,555 and this amount was expensed as a loss on derivative. Between December 31, 2016 and March 31, 2017, the fair value of the derivative liabilities increased such that a loss on derivative of $484,720 was incurred during the three months ended March 31, 2017. As a result of the fair value of the derivative exceeding the face value of the promissory notes at the time of issuance, the Company also recognized a discount on the issuance of the promissory notes which was amortized over the period in which the promissory notes are outstanding. During the quarter ended March 31, 2017, the Company incurred expense related to the amortization of the discount of $17,974. In connection with the issuance of the convertible promissory note payable, the Company incurred debt issuance costs which are being amortized to debt issuance expense over the maturity period of the convertible promissory note. As a result, the Company expensed debt issuance costs of $2,971 during the three months ended March 31, 2017. As the two convertible promissory notes were issued subsequent to March 31, 2016, no such expenses were incurred during the three months ended March 31, 2016. During the three months ended March 31, 2017, both notes were converted into common shares of the Company which resulted in the Company issuing 62,144,524 common shares in full satisfaction of the outstanding principal and interest. In connection with the conversion, the Company incurred a loss on settlement in the amount of $11,765 and additional finance charges of $21,000.

The balance of the other expenses consists of bank charges and other interest charges.

Net Loss

Net loss for the three months ended March 31, 2017 was $1,953,418 compared to a net loss of $87,354 for the three months ended March 31, 2016. The increase in the net loss was mainly due to the fair value of $1,360,000 of 72,000,000 common shares issued to the Company’s CEO during the quarter ended March 31, 2017, as well as the other expenses related to the debt issued by the Company as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased from $0 at December 31, 2016 to $29,282 at March 31, 2017. The increase was primarily the result of the timing of inbound payments from customers, and outbound payments to vendors. Accounts receivable decreased by $67,555 from $81,146 at December 31, 2016 to $13,591 at March 31, 2017. Inventory decreased by $10,882 from $78,975 at December 31, 2016 to $68,093 at March 31, 2017 largely as a result of the timing of the receipt of inventory shipments. Accounts payable and accrued liabilities decreased by $54,024 from $340,270 at December 31, 2016 to $286,246 at March 31, 2017. The decrease in payables is related to payments to vendors during the three months ended March 31, 2017.

Financing Activities

During the first three months of fiscal 2017, Truxmart funded working capital requirements principally through the issuance of promissory notes in the amount of $47,755. During the three month period ended March 31, 2017, the Company raised $1,750 through private placements of shares of the Company's common stock. During the three months ended March 31, 2017, the Company repaid $4,950 of the promissory note payable.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, the Company did not complete any unregistered sale of equity securities.

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

_________________

*	Filed as an exhibit to the registrant's Form 10-QSB, filed October 13, 1999 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: February 14, 2018	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 14, 2018	By:	/s/ Michael Johnston
Michael Johnston
Interim Chief Financial Officer

