Form 10-Q
period 2017-06-30
Franchise Holdings International, Inc.
filed 2018-02-15
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2017

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

___________________________________________________________
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

As of February 15, 2018, the number of shares outstanding of the registrant’s class of common stock was 119,127,240.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Franchise Holdings International, Inc. Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$24,425	$-
Accounts receivable	10,888	81,146
Inventory	43,701	78,975
Related party receivable	7,546	7,770
Prepaid expenses and deposits	192,667	116,267
Total Current Assets	279,227	284,158
Property and Equipment, Net of Accumulated
Depreciation of $1,875 (December 31, 2016 - $1,244)	43,506	39,263
Intangible Assets, Net of Accumulated Amortization
of $900 (December 31, 2016 - $746)	13,174	13,328
Total Assets (Substantially Pledged as
Collateral)	$335,907	$336,749

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Bank overdraft	$-	$2,635
Accounts payable and accrued liabilities	121,575	340,270
Income taxes payable	4,954	4,796
Current portion of secured notes payable (note 3)	98,091	105,985
Convertible promissory note payable, net of discount (note 4)	-	78,978
Derivative liability (note 5)	-	704,868
Total Current Liabilities	224,620	1,237,532
Secured Notes Payable, Net of Current Portion (note 3)	164,255	104,084
Total Liabilities	388,875	1,341,616
Commitments and Contingencies
Shareholders' Equity (Deficit)
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding as of June
30, 2017 and December 31, 2016 (note 11)
Common stock, $0.0001 par value, 299,000,000 shares
authorized, 215,787,240 and 68,088,142 shares issued and
outstanding as of June 30, 2017 and December 31, 2016
respectively (note 7)	21,579	6,809
Additional paid-in capital	7,311,661	4,189,607
Cumulative translation adjustment	13,424	(3,778)
Share subscriptions payable (note 6)	856,079	-
Share subscriptions receivable	(10,755)	(9,350)
Accumulated deficit	(8,244,956)	(5,188,155)
Total Shareholders' Equity (Deficit)	(52,968)	(1,004,867)
Total Liabilities and Shareholders' Equity
(Deficit)	$335,907	$336,749

See accompanying notes to the unaudited condensed consolidated financial statements.

Franchise Holdings International, Inc. Condensed Consolidated Statements of Operations and Other Comprehensive Loss For the three and six month periods ended June 30, 2017 and 2016 Unaudited

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net Sales	$68,484	$25,867	$169,747	$119,375

Cost of Goods Sold	62,582	15,369	133,573	102,586

Gross Profit	5,902	10,498	36,174	16,789

Operating Expenses

General and administrative	25,311	19,215	1,420,842	49,044
Sales and marketing	414	17,207	1,517	38,588
Professional fees	44,562	63,518	70,615	97,889
Loss (gain) on foreign exchange	(1,675)	7,753	26,098	6,385
Total operating expenses	68,612	107,693	1,519,072	191,906
Loss from operations	(62,710)	(97,195)	(1,482,898)	(175,117)

Other Income (Expense)
Interest expense	(2,488)	(7,385)	(10,798)	(16,816)
Debt issuance costs	-	-	(2,971)	-
Loss on derivative (note 5)	-	(137,353)	(484,720)	(137,353)
Finance charges	(3,627)	-	(29,091)	-
Loss on settlement of debt	(1,034,557)	-	(1,046,322)	-
Total other income (expense)	(1,040,672)	(144,738)	(1,573,902)	(154,169)

Net Loss for the period	(1,103,382)	(241,933)	(3,056,800)	(329,286)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(7,596)	4,090	(17,202)	(4,516)

Comprehensive Loss for the period	$(1,110,978)	$(237,843)	$(3,074,002)	$(333,802)

Loss per Weighted Average Share
(basic and diluted)	$(0.01)	$-	$(0.02)	$-

Weighted Average Number of Shares
(basic and diluted)	209,399,110	67,488,142	173,324,698	67,471,591

See accompanying notes to the unaudited condensed consolidated financial statements.

Franchise Holdings International, Inc. Condensed Consolidated Statements of Cash Flows For the six month periods ended June 30, 2017 and 2016 Unaudited

	June 30, 2017	June 30, 2016

Cash Flows from Operating Activities
Net loss	$(3,056,800)	$(329,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	784	712
Loss on settlement of debt	1,046,322	-
Loss on derivative	484,720	137,353
Accretion of debt discount	2,971	8,314
Financing fees paid in shares	21,000	-
Interest paid in shares	3,823	-
Professional fees paid in shares	20,445	-
Accrued interest	8,090	-
Stock based compensation	1,360,000	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	70,258	83,676
Decrease (increase) in inventory	35,274	39,889
Decrease (increase) in prepaid expenses and deposits	-	(33,062)
Decrease (increase) in related party receivables	224	(2,155)
Increase (decrease) in income taxes payable	158	332
Increase (decrease) in accounts payable and accrued liabilities	(28,475)	45,344
Net cash used in operating activities	(31,206)	(48,883)

Cash Flows from Investing Activities
Purchase of property and equipment	(4,873)	-
Net cash used in investing activities	(4,873)	-

Cash Flows from Financing Activities
Overdraft proceeds (repayment of overdraft)	(2,635)	-
Share subscription proceeds	1,750	9,900
Repayments of promissory notes payable	(7,894)	(8,965)
Proceeds from promissory notes payable	52,081	70,250

Net cash (used in) provided by financing activities	43,302	(71,185)

Effects of Foreign Currency Translation	17,202	(4,516)

Change in cash	24,425	17,786
Cash and cash equivalents - beginning of period	-	14,466
Cash and cash equivalents - end of period	$24,425	$32,252

Non-Cash Investing and Financing Activities
Common Shares issued to the Company's CEO	$1,460,000	$102,000
Common Shares issued for conversion of promissory notes	$1,314,904	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2017 and 2016 Unaudited

1.	Basis of Presentation and Going Concern

a)	Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on September 18, 2017.

b)	Functional and Reporting Currency

These interim financial statements are presented in United States Dollars. The functional currency of the Company is the Canadian Dollar. For purposes of preparing these interim financial statements, balances denominated in Canadian Dollars outstanding at June 30, 2017 were converted into United States Dollars at a rate of 1.30 Canadian Dollars to one United States Dollar. Balances denominated in Canadian Dollars outstanding at December 31, 2017 were converted into United States Dollars at a rate of 1.34 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended June 30, 2017 were converted into United States Dollars at a rate of 1.33 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended June 30, 2016 were converted into United States Dollars at a rate of 1.33 Canadian Dollars to one United States Dollar.

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

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2017 and 2016 Unaudited

1.	Basis of Presentation and Going Concern (continued)

d)	Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the six month period ended June 30, 2017, the Company incurred a net loss of $3,056,800, and as of that date, the Company’s accumulated deficit was $8,244,956. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2017 and 2016 Unaudited

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

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $20,608 (27,670 Canadian Dollars). The secured promissory note is due July 13, 2018 and bears interest at a rate of 18% per annum, accrued daily, and calculated and payable monthly in arrears on the last day of each and every month. The secured promissory note is secured by a first charge and security interest in all of the present and after-acquired property and assets of the Company pursuant to a general security agreement and a charge against the inventory of the Company. During the period ended June 30, 2017, the Company borrowed an additional $49,840 (64,678 Canadian Dollars) with the same terms as the original advance of $20,608. The Company has classified this note payable as long-term on the Balance Sheet.

As of June 30, 2017, the Company has accrued interest of $14,093 (December 31, 2016 - $4,476) related to the above secured promissory notes.

During the year ended December 31, 2016, the Company issued a promissory note in the amount of $65,000 to a consultant for the purposes of generating subscriptions of shares of the Company's common stock. Of the principal balance of $65,000, $12,200 has been allocated against additional paid-in capital, with the remaining $52,800 expensed as financing charges. The promissory note was due February 18, 2017 and was non-interest bearing. During the period ended June 30, 2017, this promissory note was assigned to another lender. At the time of assignment the terms of this note were renegotiated with the new holder. The promissory note is now due March 1, 2018 and bears interest at the rate of 8%.

In October, 2015, the Company entered into a secured promissory note with an investor in the principal amount of $79,768 (102,000 Canadian Dollars). The Company received proceeds of $58,653 (75,000 Canadian Dollars) and $21,115 (27,000 Canadian Dollars) was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note requires a daily payment of $249 (324 Canadian Dollars) until January 26, 2017 and carries a 40.0% interest rate. The promissory note is secured by all assets of the Company. The outstanding principal balance on the note at June 30, 2017 was $33,091 (42,942 Canadian Dollars) and the carrying amount of the original issue discount was $0 (0 Canadian Dollars). As of June 30, 2017 and December 31, 2016, this note was in default, however, there have been no actions taken by the investor pursuant to the default, as they continue to withdraw the daily payment as funds permit.

The amounts repayable under the secured promissory notes are as follows:

	June 30, 2017	December 31, 2016
Balance owing	$262,346	$210,069
Less amounts due within one year	(98,091)	(105,985)
	$164,255	$104,084

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2017 and 2016 Unaudited

4.	Convertible Promissory Notes Payable

a)	During the year ended December 31, 2016, the Company entered into a convertible promissory note in the principal amount of $77,750 with a maturity date of March 22, 2017. The convertible promissory note bears interest at a rate of 10.0% per annum from the date of issue until the principal becomes due and payable whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest that is not paid when it becomes due shall bear interest at a rate of 24.0% per annum from the due date thereof until the outstanding amounts are paid. No amounts under the convertible promissory note can be prepaid in whole or in part except as otherwise explicitly set out in the terms of the convertible promissory note with the written consent of the Holder. The Holder has the right to convert any unpaid principal amount into shares of the Company's common stock at any time from the date of the issuance of the convertible promissory note to the later of (i) maturity or (ii) the date the outstanding principal and interest is paid. The price at which the conversion is to occur is the lesser of (i) 45% multiplied by the Trading Price (representing a discount rate of 55%) during the previous trading day period ending on the latest complete trading day prior to the date of the convertible promissory note and (ii) the Variable Conversion Price, which shall mean 45% multiplied by the Market Price which shall be the lowest Trading Price for the Company's Stock during the 25 day Trading Period ending on the last complete Trading Day prior to the Conversion Date. In connection with the issuance of the convertible promissory note, the Company incurred debt issuance costs of $7,500 which are being amortized over the maturity period of the convertible promissory note. Included in interest expense for the period ended June 30, 2017, is $2,217 related to the amortization of the debt issuance costs. During the period ended June 30, 2017, and prior to the maturity date, the promissory note and accrued interest was converted in full into 37,640,800 shares of the Company's common stock.

b)	During the year ended December 31, 2016, the Company entered into a convertible promissory note in the principal amount of $55,000 with a maturity date of June 28, 2017. The convertible promissory note bears interest at a rate of 10.0% per annum from the date of issue until the principal becomes due and payable whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest that is not paid when it becomes due shall bear interest at a rate of 24.0% per annum from the due date thereof until the outstanding amounts are paid. The Holder has the right to convert any unpaid principal amount into shares of the Company's common stock at any time from the date of the issuance of the convertible promissory note to the later of (i) maturity or (ii) the date the outstanding principal and interest is paid. The price at which the conversion is to occur is the lesser of (i) the closing sale price of the Company's common stock on the Principal Market on the Trading Date immediately preceding the Closing Date and ii) 55% of the lowest sale price for the Company's common stock on the Principal Market during the twenty (20) consecutive Trading Days immediately preceding the Conversion Date provided, however, if the Company’s share price at any time loses the bid (ex: 0.0001 on the ask with zero market makers on the bid on level 2), then the Conversion Price may, in the Holder’s sole and absolute discretion, be reduced to a fixed conversion price of 0.00001 (if lower than the conversion price otherwise), and provided, that if on the date of delivery of the Conversion Shares to the Holder, or any date thereafter while Conversion Shares are held by the Holder, the closing bid price per share of the Company's common stock on the Principal Market on the Trading Day on which shares of the Company's common stock are traded is less than the sale price per share of the Company's common stock on the Principal Market on the Trading Day used to calculate the Conversion Price hereunder, then such Conversion Price shall be automatically reduced such that the Conversion Price shall be recalculated using the new low closing bid price (“Adjusted Conversion Price”) and shall replace the Conversion Price above, and Holder shall be issued a number of additional shares such that the aggregate number of shares Holder receives is based upon an Adjusted Conversion Price. For the purpose of clarity, any shares required to be issued as a result of an Adjusted Conversion Price shall be deemed to be “Conversion Shares” under this convertible promissory note.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2017 and 2016 Unaudited

4.	Convertible Promissory Notes Payable (continued)

In connection with the issuance of the convertible promissory note, the Company incurred debt issuance costs of $1,500 which are being amortized over the maturity period of the convertible promissory note. Included in interest expense for the period ended June 30, 2017, is $754 related to the amortization of the debt issuance costs. During the period ended June 30, 2017, and prior to the maturity date, the promissory note and accrued interest was converted in full into 24,503,724 shares of the Company's common stock.

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

During the period ended June 30, 2017, the convertible promissory notes to which the derivative liabilities relate, were converted to shares of the Company's common stock. During the period ended June 30, 2017, the Company recognized an aggregate loss on the value of the derivative liability of $484,720 related to the changes in value from January 1, 2017 to the dates upon which the convertible promissory notes were converted.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2017 and 2016 Unaudited

6.	Share Issuance/ Claim Extinguishment Agreement

During the period ended June 30, 2017, the Company entered into a share issuance/ claim extinguishment agreement (the "Agreement") with another party, pursuant to which the Company agreed to issue 35,000,000 shares of its common stock in exchange for the assumption of aggregate accounts payable of the Company of $183,443. The fair value of the shares to be issued pursuant to the Agreement was estimated to be $1,218,000 resulting in a loss on the settlement of debt in the amount of $1,034,557 recognized during the six months ended June 30, 2017. During the period ended June 30, 2017, the Company issued 10,400,000 of the shares leaving 24,600,000 shares with a value of $856,079 to be issued as of June 30, 2017.

7.	Common Stock

The Company is authorized to issue 1,000,000 shares of its Series A Preferred Stock with a par value of $0.0001. These shares have voting rights equal to 299 shares of common stock, per share of preferred.

The Company is authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares are ranked equally with regards to the Company's residual assets.

During the period ended June 30, 2017, the Company issued 62,144,524 common shares pursuant to the conversion of the convertible promissory notes discussed in note 4.

During the period ended June 30, 2017, the Company issued 72,000,000 common shares of the Company to its CEO pursuant to the Company's employee stock incentive plan at a deemed cost of $0.001 per share. The fair value of the common shares of $1,360,000 has been included as general and administrative expense during the period ended June 30, 2017.

During the period ended June 30, 2017, the Company issued 3,154,574 common shares in connection with two consulting agreements, the fair value of which was $100,000. The consultants paid, in aggregate, $3,154 for the shares, and the remaining balance of $96,846 will be expensed over the 180 day term of the consulting agreements.

8.	Related Party Transactions

During the six month period ended June 30, 2017, the Company recorded salaries expense of $22,015 (2016 - $12,956) related to services rendered to the Company by its major shareholder and CEO. During the six month period ended June 30, 2017, the Company recognized revenue of $6,718 (2016 - $6,838) for goods sold to a company with a director, officer and shareholder in common. During the three month period ended June 30, 2017, the Company recorded salaries expense of $7,150 (2016 - $7,148) related to services rendered to the Company by its major shareholder and CEO. During the three month period ended June 30, 2017, the Company recognized revenue of $2,969 (2016 - $3,456) for goods sold to a company with a director, officer and shareholder in common.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2017 and 2016 Unaudited

9.	Financial Instruments

Concentration of Customer Risk

The following table includes the percentage of the Company's sales to significant customers for the six months ended June 30, 2017 and 2016. A customer is considered to be significant if they account for greater than 10% of the Company's sales for the reporting period.

Six months ended June 30:

	2017		2016
	$	%	$	%
Customer A	98,859	58.2	50,953	42.7
Customer B	25,465	15.0	19,266	16.1

	124,324	73.2	70,219	58.8

Three months ended June 30:

	2017		2016
	$	%	$	%
Customer A	32,054	49.7	6,624	25.6
Customer B	16,023	24.8	6,624	25.6

	48,077	74.5	13,248	51.2

The loss of any of these key customers could have an adverse effect on the Company's business. As of June 30, 2017, $5,176 (2016 - $5,854) was included in accounts receivable from the companies identified above, representing 48% (2016 - 49%) of the Company's accounts receivable as of that date.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2017 and 2016 Unaudited

10.	Prior Period Misstatement

Subsequent to filing the Form 10-Q for the six months ended June 30, 2016, it was discovered that the issuance of 200,000 shares of the Company's common stock with a fair value of $102,000 were not included in the Form 10-Q. The effect of this omission was that, as at June 30, 2016, prepaid expenses were understated by $102,000, common stock was understated by $20 and additional paid-in capital was understated by $101,980. As at June 30, 2017 the restated balance of prepaid expenses is $139,668, the restated balance of common stock is $6,749 and the restated balance of additional paid-in capital is $4,174,617. In addition, the correct weighted average shares outstanding for the three and six month periods ended June 30, 2016 were 67,488,142 and 67,471,591 respectively.

The effects of the prior period misstatement are as follows:

	As Originally Reported	Restated

Prepaid expenses	$37,668	$139,668
Common stock	$6,729	$6,749
Additional paid-in capital	$4,072,637	$4,174,617
Weighted average shares outstanding - three month period	67,288,142	67,488,142
Weighted average shares outstanding - six month period	67,288,142	67,471,591

11.	Evaluation of Subsequent Events
Subsequent to June 30, 2017, the Company:

a)	Is out of compliance with certain debt covenants.

b)	Increased the number of shares of its common stock authorized for issuance to 300,000,000. Following this increase, the Company designated 1,000,000 of the authorized shares of its common stock as Series A Preferred Stock. The Preferred Stock will have voting rights equal to 299 shares of common stock, per share of Preferred. Subsequent to June 30, 2017, 100,000,000 shares of common stock were exchanged for 1,000,000 shares of Series A Preferred Stock.

c)	Completed a corporate reorganization ( the "Reorganization") in accordance with Section 251(g) of the Delaware General Corporation Law, pursuant to which the Company became a wholly-owned subsidiary of a newly formed entity which became the successor of the public company (the "Successor Issuer"). In connection with the Reorganization, the Company redomiciled into Delaware and changed its name to Franchise Transition Inc., and the Successor Issuer took the name Franchise Holdings International, Inc. As one result, the assets and liabilities of the Company, remain the assets and liabilities of such entity. Pursuant to the Reorganization, the outstanding shares of the Company were exchanged for shares of the Successor Issuer on a one-for-one basis. This corporate reorganization was subsequently unwound.

d)	Issued 3,000,000 shares of its common stock for gross proceeds of $38,010.

e)	Issued 340,000 shares of its common stock in exchange for services rendered of $10,000.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2017 and 2016 Unaudited

11.	Evaluation of Subsequent Events (continued)

f)	Entered into a Term Sheet with respect to loans to the Company of up to $500,000 to fund the purchases of inventory. Any advances made pursuant to the Term Sheet will be secured by the wholesale inventory of the Company, all of the shares of the Company held by its majority shareholder and CEO and another asset of the Company's majority shareholder. Pursuant to the Term Sheet, the Company agrees to pay 1.5% per month on all drawn amounts, an initial due diligence fee of $20,000 upon receipt of the first $220,000 loan amount (the "first tranche") and a monthly monitoring fee of $5,000 for the first tranche and up to a loan amount of $500,000. The lender can choose to waive payment of the monthly fee in exchange for conversion of the amount into shares of the Company's common stock at a price of $0.035 per share. Should the price of the Company's stock increase beyond $0.05 per share, the conversion price will be struck at a 30% discount to the closing price of the volume weighted average price on the OTC market of the previous five trading days. Pursuant to the Term Sheet, the term of the advances made will be for a minimum of two years and the Company shall have the right to increase the credit facility to $1,000,000 provided the minimum term extends to three years. Upon the full and final advance of $500,000, the Company agrees to issue to the lender, 1,000,000 shares of its common stock and 2,000,000 warrants entitling the holder to acquire one share of the Company's common stock at a price of $0.04 per share. Subsequent to June 30, 2017, the Company borrowed $19,262 pursuant to two loan agreements entered into under the Term Sheet.

The issuance of shares of the Company's common stock and warrants to purchase shares of the Company's common stock, as well as the converion of debt into shares of the Company's would have an anti-dilutive effect on the Company's net loss per weighted average share outstanding.

g)	Entered into two Share Issuance/ Claim Extinguishment Agreements pursuant to which the Company agreed to issue, in aggregate, 50,000,000 shares of its common stock in exchange for the assumption of aggregate indebtedness of $154,056.

h)	Entered into a Share Purchase Agreement pursuant to which the Company has agreed to issue shares of its common stock for aggregate proceeds of $100,000 at a fixed issue price of $0.02 per share (the "Fixed Price"), provided, however, that if the Company's volume weighted average price (the "VWAP") on the date the buyer provides a Stock Issuance Notice to the Company or on the date on which the buyer received such Issuance Shares, the Company's stock bid price is less than $0.035 (the "Minimum Price"), then the number of Issuance Shares shall increase as a result of a decrease in the Issuance Price below the Minimum Price. In such event, the Issuance Price shall decrease below the Fixed Price by an equal percentage of the difference between the VWAP and the Minimum Price.

i)	Entered into a Share Purchase Agreement pursuant to which the Company has agreed to issue share of its common stock for aggregate proceeds of $400,000 at a fixed issue price of $0.02 per share (the "Fixed Price"), provided, however, that if the Company's volume weighted average price (the "VWAP") on the date the buyer provides a Stock Issuance Notice to the Company or on the date on which the buyer received such Issuance Shares, the Company's stock bid price is less than $0.035 (the "Minimum Price"), then the number of Issuance Shares shall increase as a result of a decrease in the Issuance Price below the Minimum Price. In such event, the Issuance Price shall decrease below the Fixed Price by an equal percentage of the difference between the VWAP and the Minimum Price.

Franchise Holdings International, Inc. Notes to the Financial Statements For the three and six month periods ended June 30, 2017 and 2016 Unaudited

11.	Evaluation of Subsequent Events (continued)

j)	Borrowed 37,770 Canadian Dollars pursuant to a loan agreement. The loan bears interest at 12% per annum, payable at a rate of 6% on the semi-annual anniversary and 6% on the repayment date of October 18, 2018.

k)	Borrowed 30,000 Canadian Dollars pursuant to a loan agreement. The loan bears interest at 12% per annum, payable at a rate of 6% on the semi-annual anniversary and 6% on the repayment date of November 3, 2018.

l)	Borrowed 50,000 pursuant to a loan agreement. The loan bears interest at 12% per annum, payable at a rate of 6% on the semi-annual anniversary and 6% on the repayment date of November 3, 2018.

m)	Entered into a consulting agreement, pursuant to which the Company will issue 12,500,000 common shares of the Company, upon written demand by the consultant, in exchange for consulting services for a period of 18 months.

The Company has evaluated subsequent events through February 15, 2018 which is the date the financial statements were available to be issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in the financial statements other than that mentioned above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Franchise Holdings International, Inc. (“FNHI”) for the three and six months ended June 30, 2017 and 2016, and the notes thereto. Additional information relating to FNHI is available at www.fnhi.net

Safe Harbor for Forward-Looking Statements

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

Results of Operations

Revenue

For the six months ended June 30, 2017, revenue generated from the entire line of Truxmart products was $169,747, as compared to $119,375, for the six months ended June 30, 2016. The year over year increase of approximately 42% was mainly attributable Canadian distributor sales and an opening private label order that shipped during the six month period ended June 30, 2017. During the six months ended June 30, 2016, the Company incurred a shortage of inventory that resulted in a reduced amount of sales for the period. For the three months ended June 30, 2017, revenue generated from the entire line of Truxmart products was $68,484 as compared to $25,867 for the three months ended June 30, 2016. The year over year increase of approximately 168% was mainly attributable to filling portions of distributor orders and shipping the opening Truxmart private label order.

For the six months ended June 30, 2017, revenue generated in Canada was $115,088 compared to $77,602 for the same period in 2016, an increase of 48%. This increase in sales is attributable to portions of back orders being shipped during the six months ended June 30, 2017 as well as a new private label offering introduced during the six months ended June 30, 2017. For the three months ended June 30, 2017, revenue generated in Canada was $33,006 compared to $10,288 for the same period in 2016, an increase of 221%. In addition to effect of insufficient levels of inventory to satisfy orders during the period ended June 30, 2016, the relative weakening of the Canadian Dollar compared to the United States Dollar during the first six months of fiscal 2016 had a negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. For the six months ended June 30, 2017 revenue generated in the United States was $54,659 compared to $41,774 for the same period in 2016. For the three months ended June 30, 2017 revenue generated in the United States was $35,477 compared to $13,469 for the same period in 2016. These represent year-over-year increases in US- source revenue of approximately 31% and 163%, respectively, and is primarily attributable the availability of limited inventory to fill only a small portion of the demand for the Company’s products during the periods ended June 30, 2016.

Sales from online retailers of the Truxmart products increased from $41,575 in the six months ended June 30, 2016 to $52,976 in the six months ended June 30, 2017, an increase of 27%. The online retailers accounted for over 46% of total revenue for the six months ended June 30, 2017, compared to 34% for the six months ended June 30, 2016. Distributor sales increased from $51,332 in 2016, to $96,243 in 2017, an increase of over 87%. The remaining revenues consist of sales from key area dealers.

Sales from online retailers of the Truxmart products increased from $12,771 in the three months ended June 30, 2016 to $39,675 in the three months ended June 30, 2017, a decrease of 211%. The online retailers accounted for over 57% of total revenue for the three months ended June 30, 2017, compared to 56% for the three months ended June 30, 2016. Distributor sales decreased from $51,332 in three months ended June 30, 2016, to $29,808 in 2017. The remaining revenues consist of sales from key area dealers.

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

Cost of Sales

Cost of sales increased for the first six months of 2017 as compared to the first six months of 2016 by 30% from $102,586 to $133,573, representing 79% of revenue. This increase was primarily due to a corresponding increase in sales for the period as well as the reduction of shipping and freight costs included in cost of sales. Our cost of sales, as a percentage of sales, was approximately 86% and 79% for the six months ended June 30, 2016 and 2017, respectively. During the three months ended June 30, 2017, cost of sales increased by 307% to $62,582 from $15,369 in the three months ended June 30, 2016. This increase was due to a corresponding increase in sales for the period. Cost of sales, as a percentage of sales was approximately 59% and 91% for the three months ended June 30, 2016 and 2017. The increase in the percentage of cost of sales during the three month period is a result of a significant portion of the sales for the quarter were generated from a new product with a lower margin as part of the introduction of the new product with increased shipping costs. The increase in the percentage of cost of sales for the six month period ended June 30, 2017 is due to the majority of the sales for the period ended June 30, 2017 being to Canadian customers that generally have lower shipping costs than sales to U.S. customers. Freight costs were $13,980 and $16,142 for the six month periods ended June 30, 2017 and 2016, respectively, and $8,800 and $3,667 for the three month periods ended June 30, 2017 and 2016.

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

Gross Margin

Gross margin percentage for the six month periods ended June 30, 2017 and 2016 were 21% and 14% respectively. The increase in gross margin reflects a return towards historical norms – the gross margin percentage for the six months ended June 30, 2016 were abnormally low as a result of the fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting. During the six months ended June 30, 2016, while sales denominated in Canadian Dollars decreased by 30% and United States Dollars decreased by 72%, the decrease in aggregate sales reported in United States Dollars was 56% as a result of the weakened Canadian Dollar. There was less fluctuation in the foreign exchange rates during the six months ended June 30, 2017, such that there was not a significant disparity between the increases on a percentage basis in revenue denominated in Canadian Dollars when presented in Canadian or United States Dollars. Gross margin percentage for the three month periods ended June 30, 2017 and 2016 were 9% and 41% respectively. The decrease in gross margin is because a significant amount of the sales for the three months ended June 30, 2017 were generated by a new introductory product with low margins as a result of introductory pricing.

Operating Expenses

Operating expenses for the six months ended June 30, 2017 were $1,519,072 compared to $191,906 for the six months ended June 30, 2016. Operating expenses for the three months ended June 30, 2017 were $68,612 compared to $107,693 for the three months ended June 30, 2016. Our general and administrative expense increased by $6,096, from $19,215 to $25,311, during the three months ended June 30, 2017 and $1,371,798, from $49,044 to $1,420,842, during the six months ended June 30, 2017. The increase in the six month period is a result of the fair value of $1,360,000 of 72,000,000 common shares issued to the Company’s CEO during the quarter ended March 31, 2017 as well as an increase in cash salaries paid during the six months ended June 30, 2017. The increase in the three month period is a result of an increase in cash salaries paid during the three months ended June 30, 2017. Sales and marketing decreased by $37,071 to $1,517 from $38,588 during the six months ended June 30, 2017 and by $16,793 from $17,207 to $414 during the three months ended June 30, 2017. These decreases are due to the elimination of amounts paid to a sales consultant during the three and six month periods ended June 30, 2017, that were paid in the comparable periods ended June 30, 2016. Professional fees which include accounting, legal and consulting fees, decreased from $97,889 for the six months ended June 30, 2016 to $70,615 for the six months ended June 30, 2017 and also decreased from $63,518 for the three months ended June 30, 2016 to $44,562 for the three months ended June 30, 2017. The decreases are related to reduced accounting and legal services between the periods. The Company also realized a loss on foreign exchange in the amount of $26,098 during the six months ended June 30, 2017, an increase of $19,713 when compared to a loss on foreign exchange of $6,385 during the six months ended June 30, 2016. This loss was the result of the Company converting Canadian cash generated by sales to Canadian customers into United States Dollars in order to purchase inventory and pay operating expenses denominated in United States Dollars. The company realized a small gain on foreign exchange in the amount of $1,675 during the three months ended June 30, 2017, which represents an aggregate expense reduction of $9,428 when compared to a loss on foreign exchange of $7,753 incurred during the three months ended June 30, 2016.

Other Income and Expenses

Late in the 2016 fiscal year and in the first half of fiscal 2017, the Company borrowed funds for working capital requirements in exchange for promissory notes, one of which is convertible into shares of the Company’s common stock. During the three and six month periods ended June 30, 2016, the Company incurred interest of $6,019 and $12,336, respectively, related to these notes. Interest expense related to these notes for the three and six month periods ended June 30, 2017 were $4,837 and $12,673. The remaining balance of interest expense relates to regular bank charges and interest.

During the year ended December 31, 2016, the Company issued two convertible promissory notes in the amount of $132,750 which were determined to be hybrid financial instruments that include embedded derivatives that require separation from the main financial instrument and recognition at fair value. At the time of origination, the fair value of the derivative liabilities were $212,555 and this amount was expensed as a loss on derivative. Between December 31, 2016 and June 30, 2017, the fair value of the derivative liabilities increased such that a loss on derivative of $484,720 was incurred during the six months ended June 30, 2017. As a result of the fair value of the derivative exceeding the face value of the promissory notes at the time of issuance, the Company also recognized a discount on the issuance of the promissory notes which was amortized over the period in which the promissory notes are outstanding. During the six months ended June 30, 2017, the Company incurred expense related to the amortization of the discount of $50,801. In connection with the issuance of the convertible promissory note payable, the Company incurred debt issuance costs which are being amortized to debt issuance expense over the maturity period of the convertible promissory note. As a result, the Company expensed debt issuance costs of $2,971 during the six months ended June 30, 2017. As the two convertible promissory notes were issued subsequent to March 31, 2016, no such expenses were incurred during the three months ended March 31, 2016. During the six months ended June 30, 2017, both notes were converted into common shares of the Company which resulted in the Company issuing 62,144,524 common shares in full satisfaction of the outstanding principal and interest. In connection with the conversion, the Company incurred a loss on settlement in the amount of $11,765 and additional finance charges of $21,000. As the promissory notes were converted during the quarter ended March 31, 2017, there were not any additional expenses incurred during the quarter ended June 30, 2017 related to these promissory notes.

During the three months ended June 30, 2017, the Company entered into a share issuance/ claim extinguishment agreement pursuant to which the Company agreed to issue 35,000,000 shares of its common stock in exchange for the assumption of aggregate accounts payable of the Company of $183,443. The fair value of the shares to be issued pursuant to the share issuance/ claim extinguishment agreement was estimated to be $1,218,000 resulting in a loss on the settlement of debt of $1,034,557 recognized during each of the three and six month periods ended June 30, 2017.

Net Loss

Net loss for the three and six month periods ended June 30, 2017 were $1,103,382 and $3,056,800, respectively, compared to net losses of $241,933 and $329,286 for the three and six month periods ended June 30, 2016. The increases in the net losses were mainly due to the fair value of $1,360,000 of 72,000,000 common shares issued to the Company’s CEO during the quarter ended March 31, 2017, as well as the other expenses related to the debt issued by the Company as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased from $0 at December 31, 2016 to $24,425 at June 30, 2017. The increase was primarily the result of the timing of inbound payments from customers, and outbound payments to vendors. Accounts receivable decreased by $70,258 from $81,146 at December 31, 2016 to $10,888 at June 30, 2017. Inventory decreased by $35,274 from $78,975 at December 31, 2016 to $43,701 at June 30, 2017 largely as a result of the timing of the receipt of inventory shipments. Accounts payable and accrued liabilities decreased by $218,695 from $340,270 at December 31, 2016 to $121,575 at June 30, 2017. The decrease in payables is related to the payment of various outstanding amounts as well as the assumption of accounts payable in the amount of $183,443 pursuant to the share issuance/ claim extinguishment agreement discussed above.

Investing Activities

During the first six months of 2017, Truxmart invested $4,873 in warehouse equipment.

Financing Activities

During the first six months of 2017, Truxmart funded working capital requirements principally through the issuance of promissory notes in the amount of $52,081. During the six month period ended June 30, 2017, the Company raised $1,750 through private placements of shares of the Company's common stock. During the six months ended June 30, 2017, the Company repaid $7,894 of the promissory note payable.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2017, the Company did not complete any unregistered sale of equity securities.

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
_________

*	Filed as an exhibit to the registrant's Form 10-QSB, filed October 13, 1999 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: February 15, 2018	By:	/s/ Steven Rossi
Steven Rossi, Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Rossi	Dated: February 15, 2018
Steven Rossi, Chairman of the Board, Chief
Executive Officer

