Form 10-Q
period 2017-09-30
Franchise Holdings International, Inc.
filed 2018-02-15
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2017

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

(888) 554-8789
Registrant’s telephone number, including area code

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Franchise Holdings International, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$-	$-
Accounts receivable	8,383	81,146
Inventory	32,278	78,975
Related party receivable (note 11)	7,607	7,770
Prepaid expenses and deposits	516,952	116,267
Total Current Assets	565,220	284,158

Property and Equipment, Net of Accumulated Depreciation of $2,302 (December 31, 2016 - $1,244)	53,079	39,263
Intangible Assets, Net of Accumulated Amortization of $978 (December 31, 2016 - $746)	13,097	13,328
Total Assets (Substantially Pledged as Collateral)	$631,396	$336,749

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Bank overdraft	$1,765	$2,635
Accounts payable and accrued liabilities	114,885	340,270
Income taxes payable	5,152	4,796
Current portion of secured notes payable (note 4)	226,323	105,985
Convertible promissory note payable, net of discount (note 5)	-	78,978
Derivative liability (note 6)	-	704,868
Loan payable (note 8)	19,262	-
Due to shareholder (note 9)	22,536	-
Total Current Liabilities	389,923	1,237,532
Secured Note Payable, Net of Current Portion (note 4)	46,313	104,084
Total Liabilities	436,236	1,341,616
Commitments and Contingencies

Shareholders' Equity (Deficit)
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of September 30, 2017 and 0 outstanding as of December 31,2016 respecitvely (note 10)	10,000	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 118,787,240 and 68,088,142 shares issued and outstanding as of September 30, 2017 and December 31, 2016 respectively (note 10)	11,879	6,809
Additional paid-in capital	7,349,371	4,189,607
Cumulative translation adjustment	4,574	(3,778)
Share subscriptions payable	1,231,079	-
Share subscriptions receivable	(48,765)	(9,350)
Accumulated deficit	(8,362,978)	(5,188,155)

Total Shareholders' Equity (Deficit)	195,160	(1,004,867)

Total Liabilities and Shareholders' Equity (Deficit)	$631,396	$336,749

See accompanying notes to the unaudited condensed consolidated financial statements.

Franchise Holdings International, Inc.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the three and nine month periods ended September 30, 2017 and 2016

Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Sales	$20,315	$159,588	$190,062	$278,963

Cost of Goods Sold	17,296	128,025	150,869	230,611

Gross Profit	3,019	31,563	39,193	48,352

Operating Expenses

General and administrative	20,946	28,234	1,441,788	77,277
Sales and marketing	948	13,755	2,465	52,343
Professional fees	91,450	39,877	162,065	137,767
Loss (gain) on foreign exchange	(454)	(1,260)	25,644	5,125
Total operating expenses	112,890	80,606	1,631,962	272,512
Loss from operations	(109,871)	(49,043)	(1,592,769)	(224,160)

Other Income (Expense)
Interest expense	(1,573)	(13,792)	(12,371)	(30,609)
Gain (loss) on derivative (note 6)	-	54,744	(484,720)	(82,609)
Transaction costs	-	-	-	-
Debt issuance costs	-	(3,123)	(2,971)	(3,123)
Finance charges	(6,578)	(17,568)	(35,669)	(17,568)
Loss on settlement of debt	-	-	(1,046,322)	-
Amortization of discount on convertible debt	-	(41,496)	-	(41,496)
Total other income (expense)	(8,151)	(21,235)	(1,582,053)	(175,405)

Net Loss for the period	(118,022)	(70,278)	(3,174,822)	(399,565)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(8,850)	2,760	(8,352)	(1,756)

Comprehensive Loss for the period	$(126,872)	$(67,518)	$(3,183,174)	$(401,321)

Loss per Weighted Average Share (basic and diluted)	$-	$-	$(0.02)	$(0.01)

Weighted Average Number of Shares (basic and diluted)	205,243,762	67,314,229	184,081,305	67,291,017

See accompanying notes to the unaudited condensed consolidated financial statements.

Franchise Holdings International, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended September 30, 2017 and 2016

Unaudited

	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net loss	$(3,174,822)	$(399,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,290	741
Accrued interest	16,835	-
Finance charges and interest paid in shares	24,824	17,000
Professional fees paid in shares	29,374	-
Stock based compensation	1,360,000	-
Debt issuance costs	-	1,623
Loss on settlement of debt	1,046,322	-
Loss on derivative	484,720	82,609
Amortization and accretion of debt discount	2,971	53,965
	(208,486)	(243,627)
Changes in operating assets and liabilities (note 14)	126,600	74,987
Net cash used in operating activities	(81,886)	(168,640)

Cash Flows from Investing Activities
Purchase of property and equipment	(14,875)	(552)
Net cash used in investing activities	(14,875)	(552)

Cash Flows from Financing Activities
Overdraft proceeds	(870)	-
Share subscription proceeds	1,750	9,900
Proceeds from promissory notes	53,389	171,750
Proceeds of shareholder loans	22,536	-
Proceeds of loan payable	19,262	-
Debt issuance costs	-	(7,500)
Repayment of promissory notes	(7,658)	(16,327)

Net cash provided by financing activities	88,409	157,823

Effects of Foreign Currency Translation	8,352	(1,756)

Change in cash	-	(13,125)
Cash and cash equivalents - beginning of period	-	14,466
Cash and cash equivalents - end of period	$-	$1,341

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common Shares issued to CEO	$1,460,000	$102,000
Common Shares issued as finance charges	$21,000	$17,000
Conversion of promissory notes	$1,314,904	$-
Increase (decrease) in share subscriptions payable	$1,231,079	$(88,015)
Increase in share subscriptions receivable	$39,415	$(9,900)

See accompanying notes to the unaudited condensed consolidated financial statements.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three and nine month periods ended September 30, 2017 and 2016

Unaudited

1.	Corporate Reorganization

During the period ended September 30, 2017, the Company completed a corporate reorganization ( the “Reorganization”) in accordance with Section 251(g) of the Delaware General Corporation Law, pursuant to which the Company became a wholly-owned subsidiary of a newly formed entity which became the successor of the public company (the “Successor Issuer”). In connection with the Reorganization, the Company redomiciled into Delaware and changed its name to Franchise Transition Inc., and the Successor Issuer took the name Franchise Holdings International, Inc. As one result, the assets and liabilities of the Company, remain the assets and liabilities of such entity. Pursuant to the Reorganization, the outstanding shares of the Company were exchanged for shares of the Successor Issuer on a one-for-one basis. Subsequent to September 30, 2017, this corporate reorganization was unwound.

2.	Basis of Presentation and Going Concern

a)	Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on September 18, 2017.

b)	Functional and Reporting Currency

These interim financial statements are presented in United States Dollars. The functional currency of the Company is the Canadian Dollar. For purposes of preparing these interim financial statements, balances denominated in Canadian Dollars outstanding at September 30, 2017 were converted into United States Dollars at a rate of 1.25 Canadian Dollars to one United States Dollar. Balances denominated in Canadian Dollars outstanding at December 31, 2017 were converted into United States Dollars at a rate of 1.34 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended September 30, 2017 were converted into United States Dollars at a rate of 1.31 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended September 30, 2016 were converted into United States Dollars at a rate of 1.32 Canadian Dollars to one United States Dollar.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three and nine month periods ended September 30, 2017 and 2016

Unaudited

2.	Basis of Presentation and Going Concern (continued)

c)	Use of Estimates

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the nine month period ended September 30, 2017, the Company incurred a net loss of $3,174,822, and as of that date, the Company’s accumulated deficit was $8,362,978. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

3.	Significant Accounting Policies

The accounting polices used in the preparation of these interim unaudited consolidated financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2016.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three and nine month periods ended September 30, 2017 and 2016

Unaudited

4.	Secured Notes Payable

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $39,000. The secured promissory note is due September 2, 2018 and bears interest at a rate of 18% per annum, accrued daily, and calculated and payable monthly in arrears on the last day of each and every month. The secured promissory note is secured by a first charge and security interest in all of the present and after-acquired property and assets of the Company pursuant to a general security agreement and a charge against the inventory of the Company. The Company has classified this note payable as current on the Balance Sheet.

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

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $15,000. The secured promissory note is due July 13, 2018 and bears interest at a rate of 18% per annum, accrued daily, and calculated and payable monthly in arrears on the last day of each and every month. The secured promissory note is secured by a first charge and security interest in all of the present and after-acquired property and assets of the Company pursuant to a general security agreement and a charge against the inventory of the Company. The Company has classified this note payable as current on the Balance Sheet.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three and nine month periods ended September 30, 2017 and 2016

Unaudited

4.	Secured Notes Payable (continued)

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $20,608 (27,670 Canadian Dollars). The secured promissory note is due July 13, 2018 and bears interest at a rate of 18% per annum, accrued daily, and calculated and payable monthly in arrears on the last day of each and every month. The secured promissory note is secured by a first charge and security interest in all of the present and after-acquired property and assets of the Company pursuant to a general security agreement and a charge against the inventory of the Company. During the period ended September 30, 2017, the Company borrowed an additional $49,840 (64,678 Canadian Dollars) with the same terms as the original advance of $20,608. The Company has classified this note payable as current on the Balance Sheet.

As of September 30, 2017, the Company has accrued interest of $21,313 (December 31, 2016 - $4,476) related to the above secured promissory notes.

During the year ended December 31, 2016, the Company issued a promissory note in the amount of $65,000 to a consultant for the purposes of generating subscriptions of shares of the Company’s common stock. Of the principal balance of $65,000, $12,200 has been allocated against additional paid-in capital, with the remaining $52,800 expensed as financing charges. The promissory note was due February 18, 2017 and was non-interest bearing. During the period ended September 30, 2017, this promissory note was assigned to another lender. At the time of assignment the terms of this note were renegotiated with the new holder. The promissory note is now due March 1, 2018 and bears interest at the rate of 8%.

In October, 2015, the Company entered into a secured promissory note with an investor in the principal amount of $79,768 (102,000 Canadian Dollars). The Company received proceeds of $58,653 (75,000 Canadian Dollars) and $21,115 (27,000 Canadian Dollars) was recorded as an original issue discount which will be accreted over the life of the note to interest expense. The promissory note requires a daily payment of $249 (324 Canadian Dollars) until January 26, 2017 and carries a 40.0% interest rate. The promissory note is secured by all assets of the Company. The outstanding principal balance on the note at September 30, 2017 was $33,327 (41,592 Canadian Dollars) and the carrying amount of the original issue discount was $0 (0 Canadian Dollars). The outstanding principal balance on the note at December 31, 2016 was $44,382 (56,592 Canadian Dollars) and the carrying amount of the original issue discount was $1,163 (1,561 Canadian Dollars). As of September 30, 2017 and December 31, 2016, this note was in default, however, there have been no actions taken by the investor pursuant to the default, as they continue to withdraw the daily payment as funds permit. Subsequent to September 30, 2017, this note was repaid in full.

The amounts repayable under the secured promissory notes are as follows:

	September 30, 2017	December 31, 2016

Balance owing	$272,636	$210,069

Less amounts due within one year	(226,323)	(105,985)

	$46,313	$104,084

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three and nine month periods ended September 30, 2017 and 2016

Unaudited

5.	Convertible Promissory Notes Payable

a)	During the year ended December 31, 2016, the Company entered into a convertible promissory note in the principal amount of $77,750 with a maturity date of March 22, 2017. The convertible promissory note bears interest at a rate of 10.0% per annum from the date of issue until the principal becomes due and payable whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest that is not paid when it becomes due shall bear interest at a rate of 24.0% per annum from the due date thereof until the outstanding amounts are paid. No amounts under the convertible promissory note can be prepaid in whole or in part except as otherwise explicitly set out in the terms of the convertible promissory note with the written consent of the Holder. The Holder has the right to convert any unpaid principal amount into shares of the Company’s common stock at any time from the date of the issuance of the convertible promissory note to the later of (i) maturity or (ii) the date the outstanding principal and interest is paid. The price at which the conversion is to occur is the lesser of (i) 45% multiplied by the Trading Price (representing a discount rate of 55%) during the previous trading day period ending on the latest complete trading day prior to the date of the convertible promissory note and (ii) the Variable Conversion Price, which shall mean 45% multiplied by the Market Price which shall be the lowest Trading Price for the Company’s Stock during the 25 day Trading Period ending on the last complete Trading Day prior to the Conversion Date. In connection with the issuance of the convertible promissory note, the Company incurred debt issuance costs of $7,500 which are being amortized over the maturity period of the convertible promissory note. Included in interest expense for the period ended September 30, 2017, is $2,217 related to the amortization of the debt issuance costs. During the period ended September 30, 2017, and prior to the maturity date, the promissory note and accrued interest was converted in full into 37,640,800 shares of the Company’s common stock.

b)	During the year ended December 31, 2016, the Company entered into a convertible promissory note in the principal amount of $55,000 with a maturity date of June 28, 2017. The convertible promissory note bears interest at a rate of 10.0% per annum from the date of issue until the principal becomes due and payable whether at maturity or upon acceleration or by prepayment or otherwise. Any amount of principal or interest that is not paid when it becomes due shall bear interest at a rate of 24.0% per annum from the due date thereof until the outstanding amounts are paid. The Holder has the right to convert any unpaid principal amount into shares of the Company’s common stock at any time from the date of the issuance of the convertible promissory note to the later of (i) maturity or (ii) the date the outstanding principal and interest is paid. The price at which the conversion is to occur is the lesser of (i) the closing sale price of the Company’s common stock on the Principal Market on the Trading Date immediately preceding the Closing Date and ii) 55% of the lowest sale price for the Company’s common stock on the Principal Market during the twenty (20) consecutive Trading Days immediately preceding the Conversion Date provided, however, if the Company’s share price at any time loses the bid (ex: 0.0001 on the ask with zero market makers on the bid on level 2), then the Conversion Price may, in the Holder’s sole and absolute discretion, be reduced to a fixed conversion price of 0.00001 (if lower than the conversion price otherwise), and provided, that if on the date of delivery of the Conversion Shares to the Holder, or any date thereafter while Conversion Shares are held by the Holder, the closing bid price per share of the Company’s common stock on the Principal Market on the Trading Day on which shares of the Company’s common stock are traded is less than the sale price per share of the Company’s common stock on the Principal Market on the Trading Day used to calculate the Conversion Price hereunder, then such Conversion Price shall be automatically reduced such that the Conversion Price shall be recalculated using the new low closing bid price (“Adjusted Conversion Price”) and shall replace the Conversion Price above, and Holder shall be issued a number of additional shares such that the aggregate number of shares Holder receives is based upon an Adjusted Conversion Price. For the purpose of clarity, any shares required to be issued as a result of an Adjusted Conversion Price shall be deemed to be “Conversion Shares” under this convertible promissory note.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three and nine month periods ended September 30, 2017 and 2016

Unaudited

5.	Convertible Promissory Notes Payable (continued)

In connection with the issuance of the convertible promissory note, the Company incurred debt issuance costs of $1,500 which are being amortized over the maturity period of the convertible promissory note. Included in interest expense for the period ended September 30, 2017, is $754 related to the amortization of the debt issuance costs. During the period ended September 30, 2017, and prior to the maturity date, the promissory note and accrued interest was converted in full into 24,503,724 shares of the Company’s common stock.

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

6.	Derivative Liability

The Company adopted ASC 815 which defines the determination of whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. During the period ended December 31, 2016, the Company issued two convertible promissory notes payable, as described in note 7, which contain features that entitles the holder to convert any outstanding amounts payable under the convertible promissory note into a shares of the common stock of the Company, the number of which is dependent on several factors. As such, ASC 815 determines the convertible promissory note to be a hybrid financial instrument that includes an embedded derivative that requires separation from the main financial instrument and recognition at fair value.

During the period ended September 30, 2017, the convertible promissory notes to which the derivative liabilities relate, were converted to shares of the Company’s common stock. During the period ended September 30, 2017, the Company recognized an aggregate loss on the value of the derivative liability of $484,720 related to the changes in value from January 1, 2017 to the dates upon which the convertible promissory notes were converted.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three and nine month periods ended September 30, 2017 and 2016

Unaudited

7.	Share Issuance/ Claim Extinguishment Agreement

During the period ended September 30, 2017, the Company entered into a share issuance/ claim extinguishment agreement (the “Agreement”) with another party, pursuant to which the Company agreed to issue 35,000,000 shares of its common stock in exchange for the assumption of aggregate accounts payable of the Company of $183,443. The fair value of the shares to be issued pursuant to the Agreement was estimated to be $1,218,000 resulting in a loss on the settlement of debt in the amount of $1,034,557 recognized during the period ended September 30, 2017. During the period ended September 30, 2017, the Company issued 10,400,000 of the shares leaving 24,600,000 shares with a value of $856,079 to be issued as at September 30, 2017.

8.	Loans Payable

During the period ended September 30, 2017, the Company entered into a Term Sheet with respect to loans to the Company of up to $500,000 to fund the purchases of inventory. Any advances made pursuant to the Term Sheet will be secured by the wholesale inventory of the Company, all of the shares of the Company held by its majority shareholder and CEO and another asset of the Company’s majority shareholder. Pursuant to the Term Sheet, the Company agrees to pay 1.5% per month on all drawn amounts, an initial due diligence fee of $20,000 upon receipt of the first $220,000 loan amount (the “first tranche”) and a monthly monitoring fee of $5,000 for the first tranche and up to a loan amount of $500,000. The lender can choose to waive payment of the monthly fee in exchange for conversion of the amount into shares of the Company’s common stock at a price of $0.035 per share. Should the price of the Company’s stock increase beyond $0.05 per share, the conversion price will be struck at a 30% discount to the closing price of the volume weighted average price on the OTC market of the previous five trading days. Pursuant to the Term Sheet, the term of the advances made will be for a minimum of two years and the Company shall have the right to increase the credit facility to $1,000,000 provided the minimum term extends to three years. Upon the full and final advance of $500,000, the Company agrees to issue to the lender, 1,000,000 shares of its common stock and 2,000,000 warrants entitling the holder to acquire one share of the Company’s common stock at a price of $0.04 per share. As at September 30, 2017, no amounts had been borrowed pursuant to the Term Sheet.

During the period ended September 30, 2017, the Company borrowed $10,000 pursuant to a loan agreement. The loan bears interest at 12% per annum, payable at a rate of 6% on the semi-annual anniversary and 6% on the repayment date of August 11, 2018.

During the period ended September 30, 2017, the Company borrowed $9,262 (12,000 Canadian Dollars) pursuant to a loan agreement. The loan bears interest at 18% per annum, payable at a rate of 9% on the semi-annual anniversary and 9% on the repayment date of August 15, 2018.

9.	Due to Shareholder

During the period ended September 30, 2017, the Company’s majority shareholder and CEO advanced $22,536 to the Company. The amount is non-interest bearing and payable on demand.

10.	Preferred and Common Stock

The Company is authorized to issue 1,000,000 shares of its Series A Preferred Stock with a par value of $0.0001. These shares have voting rights equal to 299 shares of common stock, per share of preferred.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three and nine month periods ended September 30, 2017 and 2016

Unaudited

10.	Preferred and Common Stock (continued)

The Company is authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares are ranked equally with regards to the Company’s residual assets.

During the period ended September 30, 2017, the Company issued 62,144,524 common shares pursuant to the conversion of the convertible promissory notes discussed in note 4.

During the period ended September 30, 2017, the Company issued 72,000,000 common shares of the Company to its CEO pursuant to the Company’s employee stock incentive plan at a deemed cost of $0.001 per share. The fair value of the common shares of $1,360,000 has been included as general and administrative expense during the period ended September 30, 2017.

During the period ended September 30, 2017, the Company issued 3,154,574 common shares in connection with two consulting agreements, the fair value of which was $100,000. The consultants paid, in aggregate, $3,154 for the shares, and the remaining balance of $96,846 will be expensed over the 180 day term of the consulting agreements.

During the period ended September 30, 2017, the Company entered into a share issuance/ claim extinguishment agreement as disclosed in note 6. Pursuant to the debt assumption agreement, the Company issued 10,400,000 common shares during the period ended September 30, 2017. As at September 30, 2017, 24,600,000 common shares remain reserved for issuance pursuant to the share issuance/ claim extinguishment agreement.

During the period ended September 30, 2017, the Company issued 3,000,000 shares of its common stock. The proceeds of $38,010 were receivable by the Company as of September 30, 2017 and were received subsequent to September 30, 2017.

During the period ended September 30, 2017, the Company issued 1,000,000 shares of its Series A Preferred Stock to its controlling shareholder and CEO in exchange for 1,000,000,000 shares of common stock owned by the controlling shareholder and CEO.

11.	Related Party Transactions

During the nine month period ended September 30, 2017, the Company recorded salaries expense of $29,540 (2016 - $18,593) related to services rendered to the Company by its major shareholder and CEO. During the nine month period ended September 30, 2017, the Company recognized revenue of $7,719 (2016 - $3,542) for goods sold to a company with a director, officer and shareholder in common. During the three month period ended September 30, 2017, the Company recorded salaries expense of $7,525 (2016 - $5,637) related to services rendered to the Company by its major shareholder and CEO. During the three month period ended September 30, 2017, the Company recognized revenue of $1,001 (2016 - $86) for goods sold to a company with a director, officer and shareholder in common.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three and nine month periods ended September 30, 2017 and 2016

Unaudited

12.	Consulting Agreement

During the period ended September 30, 2017, the Company entered into a consulting agreement, pursuant to which the Company will issue 12,500,000 common shares of the Company, upon written demand by the consultant, in exchange for consulting services for a period of 18 months. The fair value of the 12,500,000 common shares to be issued was estimated to be $375,000 and the Company has recorded this amount as prepaid expenses and share subscriptions payable as at September 30, 2017 as the shares had yet to be issued as at that date. The Company has also recorded professional fees expense of $8,929 during the period ended September 30, 2017 related to this agreement.

13.	Financial Instruments

Concentration of Customer Risk

The following tables includes the percentage of the Company’s sales to significant customers for the three and nine month periods ended September 30, 2017 and 2016. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales.

Three months ended September 30:

	2017		2016
	$	%	$	%
Customer A	17	-	113,831	71.3
Customer B	9,693	47.7	6,389	4.0
Customer C	5,689	28.0	1,267	0.1

	15,399	75.7	121,487	75.4

Concentration of Customer Risk (continued) Nine months ended September 30:

	2017		2016
	$	%	$	%
Customer A	100,236	52.7	146,099	52.4
Customer B	35,158	18.5	25,655	9.0
Customer C	20,076	10.6	1,267	0.1

	155,470	81.8	173,021	61.5

The loss of any of these key customers could have an adverse effect on the Company’s business. As at September 30, 2017, $2,622 (2016 - $118,354) was included in accounts receivable from the companies identified above, representing 31% (2016 - 81%) of the Company’s accounts receivable as at that date.

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three and nine month periods ended September 30, 2017 and 2016

Unaudited

14.	Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the nine month periods ended September 30, 2017 and 2016 are as follows:

	2017	2016

Decrease (increase) in accounts receivable	$72,763	$(50,539)
Decrease (increase) in inventory	46,697	47,951
Decrease (increase) in prepaid expenses and deposits	41,786	1,067
Decrease (increase) in related party receivables	163	(2,558)
Decrease (increase) in other receivables	-	-
Increase (decrease) in income taxes payable	356	256
Increase (decrease) in accounts payable and accrued liabilities	(35,165)	78,810

	$126,600	$74,987

15.	Prior Period Misstatement

Subsequent to filing the Form 10-Q for the nine months ended September 30, 2016, it was discovered that the issuance of 200,000 shares of the Company's common stock with a fair value of $102,000 were not included in the Form 10-Q. The effect of this omission was that, as at September 30, 2016, prepaid expenses were understated by $102,000, common stock was understated by $20 and additional paid-in capital was understated by $101,980. As at September 30, 2016, the restated balance of prepaid expenses is $105,539, the restated balance of common stock is $6,759 and the restated balance of additional paid-in capital is $4,191,607. In addition, the correct weighted average shares outstanding for the three and nine month periods ended September 30, 2017 were 67,514,229 and 67,485,906 respectively.

The effects of the prior period misstatement are as follows:

	As Originally Reported	Restated

Prepaid expenses	$3,539	$105,539
Common stock	$6,739	$6,759
Additional paid-in capital	$4,089,627	$4,191,607
Weighted average shares outstanding - three month period	67,314,229	67,514,229
Weighted average shares outstanding - six month period	67,291,017	67,485,906

Franchise Holdings International, Inc.

Notes to the Financial Statements

For the three and nine month periods ended September 30, 2017 and 2016

Unaudited

16.	Evaluation of Subsequent Events

Subsequent to September 30, 2017, the Company:

a)	Issued 340,000 shares of its common stock in exchange for services rendered of $10,000.

b)	Entered into two Share Issuance/ Claim Extinguishment Agreements pursuant to which the Company agreed to issue, in aggregate, 50,000,000 shares of its common stock in exchange for the assumption of aggregate indebtedness of $154,056.

c)	Entered into a Share Purchase Agreement pursuant to which the Company has agreed to issue share of its common stock for aggregate proceeds of $100,000 at a fixed issue price of $0.02 per share (the “Fixed Price”), provided, however, that if the Company’s volume weighted average price (the “VWAP”) on the date the buyer provides a Stock Issuance Notice to the Company or on the date on which the buyer received such Issuance Shares, the Company’s stock bid price is less than $0.035 (the “Minimum Price”), then the number of Issuance Shares shall increase as a result of a decrease in the Issuance Price below the Minimum Price. In such event, the Issuance Price shall decrease below the Fixed Price by an equal percentage of the difference between the VWAP and the Minimum Price.

d)	Entered into a Share Purchase Agreement pursuant to which the Company has agreed to issue share of its common stock for aggregate proceeds of $400,000 at a fixed issue price of $0.02 per share (the “Fixed Price”), provided, however, that if the Company’s volume weighted average price (the “VWAP”) on the date the buyer provides a Stock Issuance Notice to the Company or on the date on which the buyer received such Issuance Shares, the Company’s stock bid price is less than $0.035 (the “Minimum Price”), then the number of Issuance Shares shall increase as a result of a decrease in the Issuance Price below the Minimum Price. In such event, the Issuance Price shall decrease below the Fixed Price by an equal percentage of the difference between the VWAP and the Minimum Price.

e)	Borrowed $37,770 pursuant to a loan agreement. The loan bears interest at 12% per annum, payable at a rate of 6% on the semi-annual anniversary and 6% on the repayment date of October 18, 2018.

f)	Borrowed $30,000 pursuant to a loan agreement. The loan bears interest at 12% per annum, payable at a rate of 6% on the semi-annual anniversary and 6% on the repayment date of November 3, 2018.

g)	Borrowed $50,000 pursuant to a loan agreement. The loan bears interest at 12% per annum, payable at a rate of 6% on the semi-annual anniversary and 6% on the repayment date of November 3, 2018.

The Company evaluated all subsequent events after the balance sheet date through February 15, 2018 the date the financial statements were available to be issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in the financial statements other than that mentioned above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Franchise Holdings International, Inc (“FNHI”) for the nine months ended September 30, 2017 and 2016, and the notes thereto. Additional information relating to FNHI is available at www.fnhi.net

Safe Harbor for Forward-Looking Statements

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

Results of Operations

Revenue

For the nine months ended September 30, 2017, revenue generated from the entire line of Truxmart products was $190,062, as compared to $278,963 for the nine months ended September 30, 2016. The year over year decrease of approximately 32% was mainly attributable to having limited stock in the warehouse. For the three months ended September 30, 2017, revenue generated from the entire line of Truxmart products was $20,315, as compared to $159,588 for the three months ended September 30, 2016. The year over year decrease of approximately 87% was mainly attributable to having limited stock in the warehouse

For the nine months ended September 30, 2017, revenue generated by Canadian customers was $117,920 compared to $148,281 for the same period in 2016, a decrease of 20%. In addition to effect of insufficient levels of inventory to satisfy orders during the period ended September 30, 2017, the relative weakening of the Canadian Dollar compared to the United States Dollar during the first nine months of fiscal 2016 had a negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. For the three months ended September 30, 2017, revenue generated by Canadian cusotmers was $2,832 compared to $70,679 for the same period in 2016, a decrease of 96%. For the nine months ended September 30, 2017 revenue generated in the United States was $72,142 compared to $130,682 for the same period in 2016. For the three months ended September 30, 2017 revenue generated in the United States was $17,483 compared to $88,908 for the same period in 2016. These represent year-over-year decreases in US- source revenue of approximately 45% and 80%, respectively. All decreases in revenues mentioned above are primarily attributable to limited inventory in stock.

Sales from online retailers of the Truxmart products increased from $51,574 in the nine months ended September 30, 2016, to $70,745 in the nine months ended September 30, 2017, an increase of 37%. The online retailers accounted for over 37% of total revenue for the nine months ended September 30, 2017, compared to 18% for the nine months ended September 30, 2016. Distributor sales decreased from $216,125 in 2016, to $118,337 in 2017.

Sales from online retailers of the Truxmart products increased from $8,176 in the three months ended September 30, 2016, to $17,812 in the three months ended September 30, 2017, an increase of 118%. The online retailers accounted for over 94% of total revenue for the three months ended September 30, 2017, compared to 6% for the three months ended September 30, 2016. Distributor sales decreased from $216,125 in 2016, to $1,085 in 2017.

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

Cost of Sales

Cost of sales decreased for the first nine months of 2017, as compared to the first nine months of 2016, by 35% from $230,611 to $150,869. This decrease was primarily due to a decrease in sales for the period. Our cost of sales, as a percentage of sales, was approximately 79% and 83% for the nine months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017, cost of sales decreased by 86% to $17,296 from $128,025 in the three months ended September 30, 2016. This decrease was due to decreased sales for the period. Cost of sales, as a percentage of sales was approximately 85% and 80% for the three months ended September 30, 2017 and 2016. The decrease in the percentage of cost of sales for the nine month period ended September 30, 2017 is due to the stabilization of the foreign exchange rates used to translate sales denominated in Canadian Dollars to Unites States Dollars. Freight costs were $19,856 and $18,157 for the nine month periods ended September 30, 2017 and 2016, respectively, and $5,876 and $2,015 for the three month periods ended September 30, 2017 and 2016.

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

Gross Margin

Gross margin percentage for the nine month periods ended September 30, 2017 and 2016 were 21% and 17% respectively. Gross margin percentage for the three month periods ended September 30, 2017 and 2016 were 15% and 20% respectively. The increase in gross margin for the nine months is primarily related to the introduction of fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting – while sales denominated in Canadian Dollars decreased by 42% and United States Dollars decreased by 21%, the decrease in aggregate sales reported in United States Dollars was 31%. As substantially all of the sales for the three months ended September 30, 2017 were denominated in United States Dollars, foreign exchange translation was not a factor in contributing to fluctuations in gross margin.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017 were $1,631,962 compared to $272,512 for the nine months ended September 30, 2016. Operating expenses for the three months ended September 30, 2017 were $112,890 compared to $80,606 for the three months ended September 30, 2016. Our general and administrative expense increased by $1,364,511, from $77,277to $1,441,788, during the nine months ended September 30, 2017 and decreased by $7,288, from $28,234 to $20,946, during the three months ended September 30, 2017. The increase in the nine month period is a result of the fair value of $1,360,000 of 72,000,000 common shares issued to the Company’s CEO during the quarter ended March 31, 2017 as well as an increase in cash salaries paid during the nine months ended September 30, 2017. This decrease between the three month periods is a result of an overall reduction in travel and office expenses. Sales and marketing decreased by $49,878 to $2,465 from $52,343 during the nine months ended September 30, 2017 and by $12,807 from $13,755 to $948 during the three months ended September 30, 2017. These decreases are due to the elimination of amounts paid to a sales consultant during the three and nine month periods ended September 30, 2017, that were paid in the comparable periods ended September 30, 2016, as well as reduced trade show activity. Professional fees which include accounting, legal and consulting fees, increased from $137,767 for the nine months ended September 30, 2016 to $162,065 for the nine months ended September 30, 2017 and also increased from $39,877 for the three months ended September 30, 2016 to $91,450 for the three months ended September 30, 2017. The increases for the periods is the result of two consulting agreements entered into during the quarter ended September 30, 2017. The Company also realized a loss on foreign exchange in the amount of $25,644 during the nine months ended September 30, 2017, an increase of $20,519 when compared to a loss on foreign exchange of $5,125 during the nine months ended September 30, 2016. This loss was the result of the Company converting Canadian cash generated by sales to Canadian customers into United States Dollars in order to purchase inventory and pay operating expenses denominated in United States Dollars. The company realized a small gain on foreign exchange in the amount of $454 during the three months ended September 30, 2017, which represents a reduction of $806 when compared to a gain on foreign exchange of $1,260 incurred during the three months ended September 30, 2016.

Other Income and Expenses

Late in the 2016 fiscal year and during fiscal 2017, the Company borrowed funds for working capital requirements in exchange for promissory notes, one of which is convertible into shares of the Company’s common stock. During the three and nine month periods ended September 30, 2016, the Company incurred interest of $10,366 and $22,948, respectively, related to these notes. Interest expense related to these notes for the three and nine month periods ended September 30, 2017 were $6,632 and $19,305. The remaining balance of interest expense relates to regular bank charges and interest.

During the year ended December 31, 2016, the Company issued two convertible promissory notes in the amount of $132,750 which were determined to be hybrid financial instruments that include embedded derivatives that require separation from the main financial instrument and recognition at fair value. At the time of origination, the fair value of the derivative liabilities were $212,555 and this amount was expensed as a loss on derivative. Between December 31, 2016 and September 30, 2017, the fair value of the derivative liabilities increased such that a loss on derivative of $484,720 was incurred during the nine months ended September 30, 2017. As a result of the fair value of the derivative exceeding the face value of the promissory notes at the time of issuance, the Company also recognized a discount on the issuance of the promissory notes which was amortized over the period in which the promissory notes are outstanding. During the nine months ended September 30, 2017, the Company incurred expense related to the amortization of the discount of $50,801. In connection with the issuance of the convertible promissory note payable, the Company incurred debt issuance costs which are being amortized to debt issuance expense over the maturity period of the convertible promissory note. As a result, the Company expensed debt issuance costs of $2,971 during the nine months ended September 30, 2017. The Company incurred debt issuance costs expense of $3,123 which has been charged to interest expense during the three and nine month periods ended September 30, 2016. During the nine months ended September 30, 2017, both notes were converted into common shares of the Company which resulted in the Company issuing 62,144,524 common shares in full satisfaction of the outstanding principal and interest. In connection with the conversion, the Company incurred a loss on settlement in the amount of $11,765 and additional finance charges of $21,000. As the promissory notes were converted during the nine months ended September 30, 2017, there were not any additional expenses incurred during the quarter ended September 30, 2017 related to these promissory notes.

During the three and nine month periods ended September 30, 2016 the Company borrowed $39,000 by way of a secured promissory note. In connection with the issuance of this note, the Company issued 100,000 shares of its common stock with a fair value of $17,000 which was expensed as a finance charge.

During the nine months ended September 30, 2017, the Company entered into a share issuance/ claim extinguishment agreement pursuant to which the Company agreed to issue 35,000,000 shares of its common stock in exchange for the assumption of aggregate accounts payable of the Company of $183,443. The fair value of the shares to be issued pursuant to the share issuance/ claim extinguishment agreement was estimated to be $1,218,000 resulting in a loss on the settlement of debt of $1,034,557 recognized during the nine month period ended September 30, 2017.

Net Loss

Net loss for the nine months ended September 30, 2017 was $3,174,822 compared to a net loss of $399,565 for the nine months ended September 30, 2016. Net loss for the three months ended September 30, 2017 was $118,022 compared to a net loss of $70,278 during the three months ended September 30, 2016. The increases in the net losses were mainly due to the fair value of $1,360,000 of 72,000,000 common shares issued to the Company’s CEO during the quarter ended March 31, 2017, as well as the other expenses related to the debt issued by the Company as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

The Company’s bank overdraft decreased from $2,365 at December 31, 2016 to $1,765 at September 30, 2017. The decrease was primarily the result of the timing of inbound payments from customers, and outbound payments to vendors. Accounts receivable decreased by $72,763 from $81,146 at December 31, 2016 to $8,383 at September 30, 2017. Inventory decreased by $46,697 from $78,975at December 31, 2016 to $32,278 at September 30, 2017 as a result of the timing of the receipt of inventory shipments. Accounts payable and accrued liabilities decreased by $225,385 from $340,270 at December 31, 2016 to $114,885 at September 30, 2017. The decrease in payables is related to the payment of various outstanding amounts as well as the assumption of accounts payable in the amount of $183,443 pursuant to the share issuance/ claim extinguishment agreement discussed above.

Investing Activities

During the first nine months of 2017, Truxmart invested $14,875 in property and equipment, with the majority of the funds spent on the Company’s website.

Financing Activities

During the first nine months of 2017, Truxmart funded working capital requirements principally through the issuance of promissory notes in the amount of $53,389, loans from the Company’s controlling shareholder and CEO in the amount of $22,536 and a loan payable of $19,262. During the nine month period ended September 30, 2017, the Company raised $1,750 through private placements of shares of the Company’s common stock and repaid $7,658of the promissory notes payable.

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

The accounting policies that we follow are set forth in Note 3 to our financial statements as included in this quarterly report. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2017, the Company did not complete any unregistered sale of equity securities.

Item 3. Defaults Upon Senior Securities

.

There have been no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1*	Articles of Incorporation
3.2*	By-Laws
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

___________

*	Filed as an exhibit to the registrant’s Form 10-QSB, filed October 13, 1999 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2018	FRANCHISE HOLDINGS INTERNATIONAL, INC.

	By:	/s/ Steven Rossi
Steven Rossi, Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Rossi	Dated: February 15, 2018
Steven Rossi, Chairman of the Board, Chief
Executive Officer

