Form 10-K
period 2017-12-31
Franchise Holdings International, Inc.
filed 2018-06-15
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☐ No: ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2017, was approximately $4,200,000, based upon 110,231,689 shares held by non-affiliates and an assumed fair market value of $0.038 per share. Shares of common stock held by each officer and director, and by each other person who may be deemed to be an affiliate have been excluded.

As of June 15, 2018, there were the following shares outstanding: Common Stock, $0.001 par value. 122,327,240, Preferred stock, $0.001 par value. 1,000,000 preferred shares.

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

On December 16, 2014, Franchise Holdings International, Inc. (FNHI) entered into an agreement to acquire all issued and outstanding shares of Truxmart Ltd., an Ontario (Canada) corporation located at 8820 Jane St, Vaughan, Ontario, L4K 2M9 Canada. On May 2, 2018 Truxmart Ltd. changed its name to Worksport Ltd. (Worksport).

Operations

General

Worksport was founded in 2011 to take advantage of the limited innovation provided by existing tonneau cover manufacturers. Tonneau covers have remained much the same in price and design since 2005 with one main company controlling a majority of the tonneau cover market. This dynamic market segment is in need of a new innovative manufacturer of high quality, functional, and aggressively priced tonneau covers. Worksport has developed multiple products for all of the most prominent pick-up trucks available in North America. Details of each product can be found at www.Worksportcovers.com. Worksport sells its products through wholesalers in Canada and the U.S. and through third-party online retailers.

Nature of Products and Services

Worksport designs, patents, produces, and distributes tonneau covers (truck bed covers) for light duty trucks sold in North, South, and Central America. Light trucks commonly do not come with truck bed covers from the factory, and the ones offered at the dealership are often expensive and limited in features. Worksport designs innovative and affordable truck bed covers (tonneau covers) sold through the SEM (Specialty equipment market or “Aftermarket”) through a evolving chain of dealers and distributors in North America. The popularity of our product is driven by the popularity of light truck sales as they become more affordable and fuel efficient, meeting the lifestyles of today’s common consumer.

Early 2017 Truck Market:

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

Toyota Tundra is also sliding down in sales, but it has a firm grasp on the fifth place. The Nissan Titan is gaining sales with the availability of the half-ton and XD variants, but raw numbers are still relatively low. Nissan sold 4,033 Titans in April. (http://www.tfltruck.com/2017/05/2017-april-pickup-truck-sales-sales-report/)

Mid-to-late 2017 Light Truck Market:

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

Full-Size Truck Sales – August 2017

	Aug 2017 #	Aug 2017/2016	YTD 2017 #	YTD 2017/2016%
Ford F-Series	77,007	15.0%	576,334	9.2%
Chevrolet Silverado	54,448	3.9%	363,354	-4.4%
Ram	37,608	-7.0%	327,759	5.0%
GMC Sierra	17,254	-1.3%	136,370	-6.8%
Toyota Tundra	10,320	4.5%	74,518	-1.1%
Nissan Titan	3,521	182.1%	31,776	274.3%

(http://www.tfltruck.com/2017/09/template-full-size-truck-august-sales-report/)

2017 year end Light Truck Market:

After years recovery in demand for vehicles, U.S. car and truck sales finally experienced a slight 1.9 percent decline in 2017, compared with the year before, when record 17.5 million new vehicles were sold throughout the United States. Here, light trucks built by U.S.-based automakers continue to be favorites among U.S. vehicle buyers.

The Ford F-Series, which has been one of the most popular automobiles with U.S. buyers for years, was ranked as the best-selling light truck at year-end 2017. The second spot was claimed by GM’s Chevrolet Silverado, followed by Chrysler’s Ram Pickup, the GMC Sierra and two Toyota models. Between January and December 2017, Toyota sold around 198,100 Tacoma vehicles to motorists in the United States.

http://www.statista.com/statistics/204473/best-selling-trucks-in-the-united-states-from-january-to-october-2011/

Full-Size Truck Sales (USA) – Year 2017

	YTD 2017 #	YTD 2017/2016%
Ford F-Series	896,764	9.3%
Chevrolet Silverado	585,864	1.9%
Ram	500,723	2.0%
GMC Sierra	217,943	-1.7%
Toyota Tundra	116,285	0.7%
Nissan Titan	52,924	141.9%

http://www.tfltruck.com/2018/01/2017-pickup-truck-usa-sales-war-summary-won/

As noted above the Ford F-Series truck increases in sales 9.3% over 2016 with the Silverado by Chevrolet up just 1.9% year over year. RAM truck sales by FCA grew 2% with the Tundra by Toyota Motors up just 0.7%. The new Nissan Titan truck sold 52,924 units in the USA, up an astonishing 142% year over year.

2017 Canadian sales:

Canadian sales of light vehicles rose by 4.6 per cent in 2017, cracking 2 million units for the first time, thanks to record strength in truck sales.

According to a report from DesRosiers Automotive Consultants, overall Canadian light vehicle sales, which include light trucks and passenger cars, hit 2,038,798 last year, up from 2016’s 1,948,895.

“Quite a spectacular year,” Dennis DesRosiers told CBC’s Meegan Read. “The eighth consecutive year of growth, and the last four have been all-time records.”

Sales of light trucks rose by 8.7 per cent year-over-year to reach almost 1.4 million vehicles. Conversely, passenger car sales slipped by 3.4 per cent last year to come in at 639,823,

U.S. auto sales, believed to have dropped in 2017, remain strong Light trucks accounted for 68 per cent of the market, an all-time record, DesRosiers said, adding that passenger car sales tumbled to their lowest level since 1964.

For the month of December, overall sales fell year-over-year by 1.1 per cent as a 12.5 per cent drop in passenger car sales overwhelmed a 3.8 per cent rise in light truck sales.

Among the automakers, GM Canada reported that it sold 302,826 vehicles in 2017, up 13.3 per cent from 2016.

Ford Motor Company of Canada said it sold 308,669 vehicles last year, up 1.3 per cent from 2016. The company’s truck sales were up by 5.2 per cent, while car sales tumbled almost 20 per cent year-over-year.

Fiat Chrysler said its full-year sales dipped four per cent to 267,052 units, as growth in its Ram brand was offset by softness in sales for its Jeep, Chrysler and Dodge brands.

Honda Canada reported a sales increase of six per cent in 2017, on sales of 197,251 units by Honda and Acura. The company said its Honda division set a fourth consecutive annual sales record, up six per cent over last year, on sales of 176,951 units in 2017, while Acura sales topped 20,000 unit but were flat compared to 2016.

Toyota Canada said record hybrid, truck and Lexus sales helped it to its best year on record, with overall sales up 3.1 per cent and 224,547 vehicles sold.

http://www.cbc.ca/news/business/vehicles-light-trucks-cars-sales-1.4471837

Background

For many years, consumers have had very limited options available to them from tonneau cover manufacturers. The leading manufacturers in the North American market have had very few new model developments. The tonneau cover market can be divided into four main styles of covers:

1. Soft Folding & Roll-up covers (Vinyl covers)

2. Hard Folding & Standing Covers (Aluminum and FRP)

3. Solid one-piece caps and lids (Plastic & Fiberglass)

4. Retractable Covers (Plastic & Aluminum)

We believe the consumer favors models that are the least cumbersome, most functional, and lowest initial cost. Solid one piece covers and retractable covers are the least desirable because of their limited functionality and overall cost. Therefore, the most popular covers in today’s market are soft and hard folding/rolling tonneau covers.

Market Analysis and Distribution

The Specialty Equipment (aftermarket) consists of three major types of customers which include; master warehouse distributor, dealer / wholesaler, and end retail consumer. Master warehouse distributors will stock and distribute product to their customers, which are usually local dealers and wholesalers. Dealers and wholesalers are local stores which sell product to some businesses and retail consumers in their area and online. Dealers will purchase most of their product from their local distributor who will deliver to them regularly. Retail end consumers are simply the end user of your product. Worksport currently sells its product line through distributors and dealer networks.

The OEM market consists of vehicle manufactures with corporate offices and distribution points globally. Specifically, within North America the OEM market would consist of corporate offices and warehouses in Canada, USA, and Mexico. Target OEM’s for Worksport would be:

Toyota Motor Co.

Ford Motor Co.

Nissan Motor Co.

General Motors

FCA Automotive (RAM Trucks)

Presently each vehicle manufacturer above purchases their OEM brand tonneau covers (tonneau cover installed at the factory) from an independent accessory manufacturer, such as Worksport. No vehicle manufacturer designs and manufacturers their own tonneau covers.

Worksport’s target market includes master warehouse distributors and dealers.

In the Canadian market, Worksport does the majority of its business with warehouse distributors and select dealer customers. In the US market, Worksport’s customer base is mostly dealers and wholesalers.

Worksport USA is a supplying member of one of the largest aftermarket buying groups in the USA. American Aftermarket Group (AAG), owned by Line-X coatings, consists of over 700 car and truck accessory stores. Being a supplying member of AAG gives Worksport access to most of the large truck accessory dealers, wholesalers, and online stores in the USA. Our products are sold to AAG members by the sales staff at AAG and all customer service and maintenance is done through phone calls, emails, and infrequent visits.

Worksport Canada sells to only select dealers in Ontario as well as the largest warehouse distributor in eastern Canada. Robert Thibert in Chteauguay, QC has over 600,000 square feet of warehouse space in three provinces in Canada. Robert Thibert is responsible for stocking and selling our product to their customer base in Canada. Worksport dealer sales in Ontario are to only select dealers who assist with product feedback.

Regular contact is made with our customer base about new product, promotions, updates, and general sales by phone, email, and in person, when possible.

A partial list of our customers includes:

Enterprise Robert Thibert (Quebec, Canada)

Trailer Parts Etc. (Florida, USA)

AutoAnything(California)

Turn 5 Distributing

Auto Accessories Garage

Competition

Companies that compete in this market are Truck Hero Group, Tonno Pro and Rugged Liner however not all companies charge competitive prices:

The Extang (TruckHero) Trifecta retails in the USA for $425. The Tonno Pro Tri Fold retails for $269. The Rugged Liner Tri Fold retails for $329. Whereas the Worksport Tri Fold retails for CAD$259; US$239.

The Extang Solid Fold retails in the USA for $799. The Rugged Liner Hard Fold retails for $689. The Worksport Forte retails at CAD$699; US$689.

Low profile Roll-Up covers are manufactured by many different companies. The two most popular Roll-Up covers are the Truxedo (TruckHero) Low-ProQT, which retails for $499 and the Tonno Pro Low-Roll which retails for $269. The Worksport Roll-Up retails for $CAD299; US$269. As of May 2018, Worksport, has decided to temporarily discontinue the Smart Roll as offered to re-engineer a more innovative product, to be launched to OEM and SEM clients in late 2018 or early 2019.

Truck Hero Group is the holding company for Extang Corporation, TruXedo, Inc., BedRug, Inc, UnderCover Inc., Advantage Truck Accessories Inc, Retrax Inc, and BAK Industries, NFAB, RealTruck.Com, Auto Customs, and ARE Truck Caps, and more. They account for the majority of the competing brands in North America.

The area of biggest growth in the tonneau cover market is in the area of aggressively priced hard folding tonneau covers. Currently, the market distribution is shared by three primary participants, with LKQ/Keystone considered the market leader.

Sales, Marketing and Distribution Strategy

Worksport’s sales strategy is constantly changing and dynamic. Sales are made through warehouse distributors, as they typically handle product sales and promotion through their in-house sales department. To fully saturate the market a business must entice the retail consumer to purchase its product by way of a strong internet presence which will consist of YouTube videos and commercials, an interactive website, search engine optimization, social media, etc. The next step is to have strong working relationships and reputations among dealers and wholesalers who purchase Worksport’s product, either directly or through distributors.

Worksport hopes to become the leader in the tonneau cover market through innovation. Our main objective is to design and engineer our products to better suit todays new, dynamic, and innovative models of light trucks.

Worksport hopes to become a significant player in our market segment by always maintaining a strong emphasis on customer service, innovation, quality, and a robust global branding.

Worksport’s target market is North, Central, and South America with future plans to expand globally to other market opportunities. Worksport intends to earn revenues from both the automotive specialty equipment market as well as OEM production for vehicle manufactures, globally.

Worksport also plans to gain market share and core value by internally engineering our products to best suit the evolving needs of the consumer as well as a strong intellectual property portfolio (1 Granted Patent, 3 patent applications in Canada and USA – as of 2018).

The Company’s current product lines are as follows:

1. Worksport Tri Fold (introduced in 2011)

The Tri Fold by Worksport is our very first innovation and our cornerstone product. The Tri Fold by Worksport is a high strength aviation grade alloy frame, joined with industry leading metal hybrid nylon reinforced components and wrapped in a tri-ply vinyl coated and UV protected industrial tarp that is shrink, fade, and tear resistant. The Tri Fold by Worksport is unmatched in value by using industry exclusive patented rubber coated all metal hooks and latches. The Tri Fold by Worksport can be installed without any mechanical experience and without tools, by anyone in less than 10 minutes. The Tri Fold by Worksport is covered by an unmatched warranty, paired with our internal commitment to producing only the finest and toughest gear for Worksport customers.

The Worksport Tri Fold is our staple soft folding tonneau cover. The Tri Fold is made with features such as stainless-steel hardware, double coated vinyl tarp, and all aluminum and plastic coated front clamps. The Tri Fold is made available to our customer base at an average cost savings of 5% over competing products.

2. Worksport Smart Fold (introduced in 2012)

The Smart Fold by Worksport is first of its kind, in our market. The Smart Fold by Worksport is based on the robust frame and tarp shared with the Tri Fold and Quattro product offerings but is the soft folding tonneau cover to be operable without reaching into the bed of your truck and allows single side operation; this means it is the easiest soft folding cover in the market to open and close. The Smart Fold by Worksport is opened by simply pulling our rear release cable and can be slammed shut, with the tailgate opened or closed. Work or play more and worry less, with the Smart Fold by Worksport as an innovative and affordable solution to keep your bed clean, dry, and protected while being easily accessible and securable.

The Worksport Smart Fold is our second product to market and offers our patented rear Smart Latch system. The Smart Fold is the first innovation in the rear latching system offered on soft folding tonneau covers. The Smart Fold cover comes with all of the same features as the Tri Fold but with a new rear latch system that allows the cover to be opened by simply pulling a release cable which is a new innovation in the soft tri fold segment of our market. In 2018 Worksport has imitated Smart-Fold improvements that will result in a better product and follow on patent applications in USA and Canada.

3. Worksport Quattro (Introduced 2015)

The Quattro by Worksport defines Worksport’s thirst to develop innovative and exclusive product for the evolved light-truck of today. Finally, a tonneau cover that compliments the innovation brought by light truck manufactures. The Quattro by Worksport is based on the robust frame and tarp shared with the Tri Fold and Smart Fold product offerings but does so much more. The Quattro by Worksport is exclusively the only soft folding tonneau cover to have four panels and three hinges, allowing access to over 75% of your trucks bed. The Quattro by Worksport can be rotated towards the cab of the truck to then allow 100% full bed access, from tailgate to bulkhead. The Quattro by Worksport is the only soft folding cover in the world to allow true, 100%, full bed access without any bars or panels in the truck bed, while also never obstructing the trucks factory cab-mounted third brake light, like leading brands do. The Quattro by Worksport uses NO plastic connection point and is attached to the trucks bed with only the strongest all-metal epoxy coated hardware. Weather you use your truck for Work or for Sport, the Quattro cover is the most elite and complimentary aggressively priced truck bed cover solution for today’s light-trucks.

The Worksport Quad-Fold will be the first vinyl wrapped tonneau cover to fold in four sections. This cover will also allow its users full bed access by being foldable upwards towards the rear window of the truck. We chose to make the world’s first quad folding cover so this cover is more compact when standing parallel to the back window of a truck, thus eliminating wind resistance and rear window obstruction.

4. Worksport Smart Roll (Introduced 2015)

The Worksport Roll-Up cover takes from a long history of roll up covers in our market place. Although roll-up style covers have been in the market since the early 90’s, the Worksport Roll-Up will offer a sleek, low-profile design, superior side seals, and rear smart latches that will allow its user to open this cover by simply pulling on the rear release loop. As of May 2018, Worksport, has decided to temporarily discontinue the Smart Roll as offered to re-engineer a more innovative product, to be launched to OEM and SEM clients in late 2018 or early 2019.

5. Worksport Forte

The Forte by Worksport mends the gap between economically priced soft folding covers and the hard-folding covers in our market, today. The Forte by Worksport is completely constructed from high-strength aviation grade aluminum alloy with a corrugated aluminum alloy core. The Forte is both incredibly strong and light weight. With its matte black durable powder coating, the Forte looks just as good as its built. The Forte by Worksport is easy to install, easy to operate, and made using the highest-grade metal and plastic components, built as tough as today’s trucks. The Forte by Worksport is covered by an unmatched warranty, paired with our internal commitment to producing only the finest and toughest gear for Worksport customers.

Taking valuable information learned from the launch of the first generation Worksport Forte. The all-new redesigned Worksport Forte “GEN2” has been engineered to be easy to install and operate while being offered at a MAP price that fills a much-needed void between soft and hard tonneau covers.

The GEN2 Forte cover will now be built using 6MM thick aluminum panels with a robust honeycomb core, coated in a durable matte-black scratch resistant powder coating. The GEN2 Forte cover will be 30% lighter and cost 25-30% less to manufacture. With robust packaging, the lighter weight GEN2 Forte will also save time and money with up to 10% more load quantity in a standard 40’ HC container, therefore maximizing value and product profitability. Notably, the GEN2 Forte will not come with the same cargo-division and tool bags as its predecessor, as cargo division and storage solutions are being closely reviewed and implemented with the Worksport Alpha series of products.

The GEN2 Forte will be manufactured as a Worksport branded product as well as a cornerstone product for private label manufacturing in North, Central, and South American markets.

In addition, we are currently re-engineering the Worksport Smart Fold latch system based on consumer feedback. As a consequence, the next generation Smart Fold covers will be far easier to install and will be available for both domestic and imported light trucks.

Worksport also launched its new Alpha series of tonneau covers at SEMA 2015. The Alpha products are set to be released late 2018 or early 2019, upon successful capital raise for new research and development. The Alpha and Alpha Helios model covers are anticipated to be very successful in the automotive aftermarket.

Production and Delivery

Worksport products are manufactured to our specifications and design in China. All of our soft (vinyl) covers are made in a factory in Ningbo, China. All future Worksport hard products are manufactured in China. Our soft cover factory is capable of producing 3,000 pieces per month and our hard cover factory is capable of producing 1,500 pieces per month. Production at both factories can be increased within thirty days to facilitate volumes up to ten times the Chinese contract manufacturers’ current output without any stress on their capacity.

Employees

Currently, we employ 1 full-time person. We may hire additional employees in the future to facilitate anticipated growth projections. We reimburse our employee for all necessary and customary business-related expenses.

We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

Proprietary Information

Patent

As of this date, the Company through Mr. Rossi has obtained one U.S. Patent. In addition, the Company retained patent counsel in October 2014 to file two provisional U.S. patent applications, also in this arena. Worksport has paid $7,718 since approximately October 26, 2012, toward the costs of obtaining US Patent 8,814,249 - System for securing a truck bed cover, (filed October 26, 2012, granted May 1, 2014). This patent is owned by Steven Rossi, previously the sole stockholder of Worksport. Under an exclusive license agreement between the Company and Mr. Rossi, dated November 26, 2014, Worksport has the right to commercialize this patent. Under this agreement, Worksport is not obligated to pay any royalties to Mr. Rossi. It is, however, obligated to pay any expenses incurred to keep the patent in full force and effect. In 2015 Steven Rossi, CEO of Worksport, filed two patent applications and one provisional patent application all under exclusive license to Worksport. As of June 15, 2018, Worksport still has three patent applications under review. The company expects to have granted US patent status on all three within 2018. Worksport applied for one trademark during 2017, the application is still pending with the USPTO.

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

ITEM 2. PROPERTIES

We currently occupy office space in Toronto, Ontario at an annual rent of approximately $18,000. All Worksport product in the USA is stocked by a bonded third-party logistics warehouse.

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

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions:

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2017		December 31, 2016
	High	Low	High	Low
First Quarter	$0.060	$0.006	$0.550	$0.300
Second Quarter	$0.048	$0.025	$0.440	$0.150
Third Quarter	$0.052	$0.019	$0.155	$0.150
Fourth Quarter	$0.030	$0.012	$0.155	$0.017

The closing sales price of the Company’s common stock as reported on June 12, 2018 was $0.014 per share.

Share Holders

As of June 15, 2018, there were approximately 128 record holders of our common stock and there are 122,327,240 shares of our common stock outstanding.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2017, the Company completed the following unregistered sales of equity securities, all pursuant to Rule 506(b) of Regulation D:

On November 1, 2017 the Company entered into an agreement with an investor where by the investor contributed $300,000 for 10,158,729 shares of common stock. The $300,000 contributed comprised $100,000 in cash and $200,000 of services to be rendered over two years. The agreement also provides that if the market value of the 10,158,729 shares is below $175,000 six months from the date of agreement (May 1, 2018) the Company will issue additional shares to make the total market value $175,000.

During the period ended December 31, 2017, the Company issued 65,344,524 common shares pursuant to the conversion of convertible promissory notes.

During the period ended December 31, 2017, the Company issued 72,000,000 common shares of the Company to its CEO pursuant to the Company’s employee stock incentive plan.

During the year ended December 31, 2017, the Company issued 3,154,574 common shares in connection with two consulting agreements.

During the year ended December 31, 2017, the Company entered into a share issuance/ claim extinguishment agreement. Pursuant to the debt assumption agreement, the Company issued 10,400,000 common shares during the period ended December 31, 2017. As at December 31, 2017, 24,600,000 common shares remain reserved for issuance pursuant to the share issuance/ claim extinguishment agreement.

During the year ended December 31, 2017, the Company issued 3,000,000 shares of its common stock for cash proceeds. Also, during the year ended December 31, 2017, the Company issued 340,000 shares of its common stock in exchange for services.

Issuer Purchases of Equity Securities

During the period ended December 31, 2017, the Company issued 1,000,000 shares of its Series A Preferred Stock to its controlling shareholder and CEO in exchange for 100,000,000 shares of common stock owned by the controlling shareholder and CEO.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of FNHI for the years ended December 31, 2017 and 2016, and the notes thereto. Additional information relating to FNHI is available at www.franchiseholdingsinternational.com

Safe Harbor for Forward-Looking Statements

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

Results of Operations

Revenue

For the year ended December 31, 2017, revenue generated from the entire line of Worksport products was approximately $409,000 as compared to $361,000 for the year ended, December 31, 2016. The year over year increase of approximately 13.5% was mainly attributable to the timing of receipt of inventory as well as the positive increase and reception of private label sales in Canada.

For the year ended December 31, 2017 revenue generated in Canada was $329,000 compared to $226,000 for the same period in 2016 an increase of 46%. This increase in Canada is attributable to significant demand from Canadian distribution and dealers, paired with increased orders of private label products. For the year ended December 31, 2017 revenue generated in the United States was $80,000 compared to $135,000 for the same period in 2016. This represents a decrease in US- source revenue of approximately 41% year-over-year. This decrease in the US is primarily attributable to the unexpected demand from Canadian based clients. Historically, Worksport has better operating margins of profit with Canadian sales. With limited inventory and capital, we decided to focus filling orders with the highest margin of profit and largest re-order potential. Sales from online retailers of the Worksport products increased from $54,000 in 2016 to $71,000 in 2017, a increase of 31%. The online retailers accounted for 17% of total revenue for the year ended December 31, 2017 compared to 15% for the year ended December 31, 2016. Distributor sales increased from $264,000 in 2016, to $297,000 in 2017. This increase was due to increased demand private label popularity within the Canadian market during the year ended December 31, 2017.

Currently, Worksport works closely with one distributor in Canada, along with its own contracted distribution and inventory facility in Breinigsville, PA. This does not include multiple independent online retailers.

Although Worksport currently supports a total of 10 dealers and distributors, Worksport will return to a focus on dealer direct sales with new inventory being received in the US market in 2018. Worksport continues to believe the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer’s customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales decreased by 31% from $334,000 to $231,800 for the year ended December 31, 2017. This decrease is related to the decrease in our US sales and larger concentration of private label sales. Our cost of sales, as a percentage of sales, was approximately 57% and 93% for the years ended December 31, 2017 and 2016, respectively. This increase in gross margin is related to the implementation of manufacturing cost reductions, paired with higher margin private label sales, from the Worksport factory.

Within cost of sales, freight costs accounted for 7.5% of cost of sales during the year ended December 31, 2017, whereas in 2016, it accounted for 6% of cost of sales. Increased sales requiring individual shipping in the U.S. market resulted in our freight costs having increased by $13,176.

Worksport provides its distributors and online retailers an “all-in” wholesale price. This includes any import duty charges, taxes and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous United Sates or from the United States to Canada. Volume discounts are also offered to certain higher volume customers.

Operating Expenses

General and administrative expenses for the year ended December 31, 2017 were $1,531,000 compared to $126,000 for the year ended December 31, 2016. This increase is primarily a function of the issuance of 72,000,000 shares issued to Mr. Rossi for services rendered. Our remaining general and administrative expenses were relatively similar when comparing 2017 to 2016. Sales and marketing decreased to nearly nothing during 2017 due to our focus on serving current customers and limiting our marketing expenses due to capital constraints. Professional fees which include accounting, legal and consulting fees, increased from $193,000 for the year ended December 31, 2016 to $418,000 for the year ended December 31, 2017. Fiscal 2017 saw a return to expected levels of professional fees which include accounting and audit, and periodic consulting and legal fees as required, however we issued shares to two entities to assistance with investor relations. This is in anticipation of increasing the profile of our company and common stock.

Other Income and Expenses

During the year ended December 31, 2017, we entered into a share issuance/ claim extinguishment agreement whereby we agreed to issue 35,000,000 shares common stock in exchange for the assumption of aggregate accounts payable of the Company. The fair value of the shares to be issued pursuant to the Agreement was in excess of the amount of payables being extinguished whereby we incurred a loss on the settlement of debt in the amount of $1,035,000. December 31, 2017, we settled two other notes and had a $104,000 gain on the settlements. We had no such transactions during 2016.

During 2016, we issued promissory notes which were determined to be hybrid financial instruments that include embedded derivatives that require separation from the main financial instrument and recognition at fair value. At the time of origination, the fair value of the derivative liabilities was expensed as a loss on derivative. Between the time of origination and December 31, 2016, the fair value of the derivative liabilities increased such that an additional loss on derivative was incurred during the year ended December 31, 2016. During 2017 we issued an additional promissory note and incurred similar expenses. During 2017, all these notes were settled which required us to revalue the instruments prior to settlement and record the gain/loss. As a result of the fair value of the derivative exceeding the face value of the promissory notes, the we also recognized a discount on the issuance of the promissory notes which was amortized over the period in which the promissory notes were outstanding. Due to the timing of when the notes were issued, and the notes were settled during 2017 the amortization was larger in 2017 compared to 2016.

During the year ended December 31, 2016 the Company issued 100,000 shares of its common stock in connection a promissory note. The fair value of the shares was $15,000 which has been expensed as a finance charge. In addition, the Company issued a promissory note in the amount of $65,000, of which $12,200 was allocated against additional paid-in capital with the remaining $52,800 recorded as a finance charge. There were no such transactions during 2017

Net Loss

Net loss for the year ended December 31, 2017 was $3,403,000 compared to a net loss of $1,136,000 for the year ended December 31, 2016. The increased net loss was mainly due to non-cash expenses discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased from a $2,600 deficit at December 31, 2016 to $66,961 at December 31, 2017. This increase was primarily a result of cash used in operations being lower this year than in 2016. There were significantly more non-cash expenses during 2017 compared to 2016.

Financing Activities

During fiscal 2017 and 2016, aside from working capital we funded operations through, the issuance of common stock, and the interest bearing loans. Our stock issuances and notes payable contain features that may be dilutive to our shareholders.

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

The accounting policies that we follow are set forth in Note 3 to our financial statements as included in this annual report. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

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

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Franchise Holdings International, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

CONSIDERATION OF THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has incurred net losses has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial  statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company

Salt Lake City, Utah

June 15, 2018

We have served as the Company’s auditor since 2016.

Franchise Holdings International, Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
Assets
Current Assets
Cash and cash equivalents	$66,961	$-
Accounts receivable	189,502	81,146
Inventory (note 4)	44,635	78,975
Prepaid inventory (note 4)	19,684	-
Related party receivable	-	7,770
Prepaid expenses and deposits	392,047	116,267
Total Current Assets	712,829	284,158
Prepaid expenses - long term	136,466	-
Property and Equipment, net (note 5)	43,079	39,263
Intangible Assets, net (note 6)	13,096	13,328
Total Assets	$905,470	$336,749

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Bank indebtedness	$-	$2,635
Accounts payable and accrued liabilities	230,770	340,270
Income taxes payable (note 13)	5,114	4,796
Related party loan	22,211	-
Current portion of notes payable (note 7)	275,844	105,985
Convertible promissory note, net of discount (note 8)	-	78,978
Derivative liability (note 9)	-	704,868
Total Current Liabilities	533,939	1,237,532
Notes Payable, Net of Current Portion (note 7)	-	104,084
Total Liabilities	533,939	1,341,616
Commitments and Contingencies
Shareholders' Equity (Deficit)
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 1,000,000 and 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively (note 10)	10,000	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 122,327,240 and 68,088,142 shares issued and outstanding , respectively (note 10)	12,233	6,809
Additional paid-in capital	7,464,617	4,189,607
Share subscriptions receivable	(10,755)	(9,350)
Share subscriptions payable	1,531,080	-
Accumulated deficit	(8,591,261)	(5,188,155)
Cumulative translation adjustment	(44,383)	(3,778)
Total Shareholders' Equity (Deficit)	371,531	(1,004,867)
Total Liabilities and Shareholders' Equity (Deficit)	$905,470	$336,749

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statements of Operations and Comprehensive Loss

December 31, 2017 and 2016

	2017	2016

Net Sales	$408,701	$361,123
Cost of Goods Sold	231,771	334,060
Gross Profit	176,930	27,063
Operating Expenses
General and administrative	1,531,467	126,275
Sales and marketing	3,715	62,013
Professional fees	417,595	193,336
Loss on foreign exchange	4,651	7,659
Total operating expenses	1,957,428	389,283
Loss from operations	(1,780,498)	(362,220)
Other Income (Expense)
Interest expense	(13,307)	(20,773)
Loss on derivative (note 9)	(521,486)	(572,118)
Amortization of debt discount (note 8)	(105,600)	(103,090)
Debt issuance costs	(2,971)	(6,029)
Finance charges	(48,244)	(71,990)
Loss on settlement of debt	(931,000)	-
Total other income (expense)	(1,622,608)	(774,000)
Net Loss	(3,403,106)	(1,136,220)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(40,605)	2,434
Comprehensive Loss	$(3,443,711)	$(1,133,786)
Loss per Share (basic and diluted)	$(0.02)	$(0.02)
Weighted Average Number of Shares (basic and diluted)	168,593,322	67,269,092

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statements of Shareholders' Equity

December 31, 2017 and 2016

										Total
					Additional	Share	Share		Cumulative	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Subscriptions	Accumulated	Translation	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)

Balance at December 31, 2015	-	$-	66,885,082	$6,689	3,984,662	$(17,500)	$88,015	$(4,051,935)	$(6,212)	$3,719
Issuance for cash	-	-	500,000	50	12,200	(1,750)	-	-	-	10,500
Issuance in settlement of subscription payable	-	-	403,060	40	87,975	-	(88,015)	-	-	-
Collection of subscription receivable	-	-	-	-	-	9,900	-	-	-	9,900
Issuance for services rendered	-	-	200,000	20	101,980	-	-	-	-	102,000
Issuance for financing fees	-	-	100,000	10	14,990	-	-	-	-	15,000
Financing fees paid in shares	-	-	-	-	(12,200)	-	-	-	-	(12,200)
Net loss	-	-	-	-	-	-	-	(1,136,220)	-	(1,136,220)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2,434	2,434
Balance at December 31, 2016	-	-	68,088,142	6,809	4,189,607	(9,350)	-	(5,188,155)	(3,778)	(1,004,867)
Issuance for conversion of loans	-	-	65,344,524	6,534	1,373,369	-	-	-	-	1,379,903
Issuance for services rendered by a related party	-	-	72,000,000	7,200	1,352,801	-	-	-	-	1,360,001
Issuance for services	-	-	3,494,574	350	109,650	(3,155)	575,000	-	-	681,845
Issuance for settlement of payables	-	-	10,400,000	1,040	360,880	-	856,080	-	-	1,218,000
Exchange of common stock for preferred stock	1,000,000	10,000	(100,000,000)	(10,000)	-	-	-	-	-	-
Issuance for cash and subscription payable	-	-	3,000,000	300	37,710	-	100,000	-	-	138,010
Issuance in settlement of subscription payable	-	-	-	-	-	1,750	-	-	-	1,750
Beneficial conversion feature	-	-	-	-	40,600	-	-	-	-	40,600
Net loss	-	-	-	-	-	-	-	(3,403,106)		(3,403,106)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(40,605)	(40,605)
Balance at December 31, 2017	1,000,000	$10,000	122,327,240	$12,233	7,464,617	$(10,755)	$1,531,080	$(8,591,261)	$(44,383)	$371,531

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statements of Cash Flows

December 31, 2017 and 2016

	2017	2016
Operating Activities
Net Loss	$(3,403,106)	$(1,136,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,290	998
Accretion of debt discount and debt issuance costs	108,571	103,090
Shares issued for current and future services	1,466,846	-
Financing fees paid in shares	-	15,000
Financing fees paid through promissory note	-	52,800
Loss on settlement of debt	931,000	-
Loss on derivative	521,486	572,118
	(373,913)	(392,214)
Changes in operating assets and liabilities (note 16)	178,971	155,191
Net cash used in operating activities	(194,942)	(237,023)

Investing Activities
Purchase of property and equipment	(4,874)	(551)
Intangible assets	-	(2,857)
Net cash used in investing activities	(4,874)	(3,408)

Financing Activities
Issuance of common stock for cash	139,760	10,500
Proceeds from share subscriptions receivable	-	9,900
Proceeds from notes payable	176,237	224,858
Proceeds from related party notes	22,211	-
Repayment of promissory notes	(30,826)	(21,727)
Net cash provided by financing activities	307,382	223,531
Effects of Foreign Currency Translation	(40,605)	2,434
Change in cash	66,961	(14,466)
Cash and cash equivalents - beginning of year	-	14,466
Cash and cash equivalents end of year	$66,961	$-
Supplemental disclosure of cash flow information:
Interest paid	$-	$46,104
Income taxes paid	$-	$-
Supplemental Disclosure of non-cash investing and financing Activities
Stock issued for settlement of notes payable and accounts payable	$1,365,817	$-
Beneficial conversion feature	$40,600	$-
Stock issued to service providers	$575,000	$102,000
Preferred shares issued for common shares	$10,000	$-
Common stock issued for finance charges	$-	$15,000

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

1. Nature of Operations and Reverse Acquisition Transaction

Franchise Holdings International, Inc. (the “Company”) was incorporated in the State of Nevada on April 2, 2003. During the year ended December 31, 2014, the Company completed a reverse acquisition transaction (the “Reverse Acquisition”) with TruXmart Ltd. (“TruXmart”). On May 2, 2018, Truxmart legally changed its name to Worksport Ltd. (“Worksport”). Worksport designs and distributes truck tonneau covers in Canada and the United States.

2. Basis of Presentation and Going Concern

a) Statement of Compliance

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as issued by the Financial Accounting Standards Board (“FASB”).

b) Basis of Measurement

The Company’s financial statements have been prepared on the accrual basis.

c) Functional and Presentation Currency

Franchise Holdings International, Inc.’s functional currency is the United States Dollar (USD). The Canadian Dollar (“CAD”) is the functional currency of Worksport.

The translation of CAD denominated assets and liabilities into USD for the purpose of these consolidated financial statements does not necessarily mean the Company could realize or settle, in USD, the reported values of these assets and liabilities in USD. Likewise, it does not mean the Company could return or distribute the reported USD value of Worksport’s capital to its shareholders.

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

e) Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2017, the Company incurred a net loss of $3,403,106, and as of that date, the Company’s accumulated deficit was $8,591,261. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available the Company may be forced to discontinue operations, which would cause investors to lose their entire investment.

f) Reclassification

Certain comparative figures have been re-classified to conform to the current period’s presentation.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

3. Significant Accounting Policies

Consolidation - The Company is incorporated in the state of Nevada. The Company has one wholly-owned subsidiary, Worksport Ltd., a company incorporated in the province of Ontario. All intercompany transactions and balances have been eliminated upon consolidation.

Cash and Cash Equivalents - Cash and cash equivalents includes cash on account and demand deposits with maturities of three months or less.

Receivables - Trade accounts receivable are stated at the amount the Company expects to collect. Receivables are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances may be required.

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review or accounts receivable at the end of each period. As at December 31, 2017 and 2016, the Company had no allowance for doubtful accounts.

Inventory - Inventory is stated at the lower of cost or market, with cost being determined by a weighted average basis. Cost includes the cost of materials plus direct labor applied to the product.

Warranties - The Company offers limited warranties against product defects. Customers who are not completely satisfied with their purchase may attempt to be reimbursed for their purchases outside the warranty period. For the years ending December 31, 2017 and 2016, the Company incurred warranty expenses of $1,595 and $3,080.

Revenue Recognition - Sales are recognized when products are shipped, with no right of return, and the title and risk of loss has passed to unaffiliated customers or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. Revenue related to shipping and handling costs billed to customers is included in net sales and the related shipping and handling costs are included in cost of products sold.

Property and Equipment - Capital assets are recorded at cost and are amortized using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 years
Computers	3 years

As at December 31, 2017, the Company’s product molds were not yet ready for use. As such, they have not been depreciated during the year ended December 31, 2017.

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income, and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

Foreign Currency Translation - Transactions denominated in foreign currencies are initially recorded in the functional currency using exchange rates in effect at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using exchange rates prevailing at the end of the reporting period. All exchange gains and losses are included in the statement of operations and deficit.

For the purpose of presenting financial statements in United States Dollars, the assets and liabilities are expressed in United States Dollars using exchange rates prevailing at the end of the reporting period. Income and expense items are translated at the average exchange rates for the period, unless exchange rates fluctuated significantly during that period, in which case the exchange rates at the dates of the transactions are used. Exchange differences arising, if any, are recognized in other comprehensive loss and reported as cumulative translation adjustment in shareholder’s equity.

For the purpose of these financial statements, the following exchange rates were used:

	Balance Sheet	Income Statement
December 31, 2017	0.7954 USD/ CAD	0.7706 USD/ CAD
December 31, 2016	0.7448 USD/ CAD	0.7545 USD/ CAD

Financial Instruments - Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and shareholder loan, approximates their fair values because of the short-term maturities of these instruments.

Measurement - The Company initially measures its financial instrument at fair value, except for certain non-arm’s length transactions. The Company subsequently measures all its financial assets and financial liabilities at amortized cost, except for investments in equity instruments that are quoted in an active market, which are measured at fair value. Changes in fair value are recognized in earnings for the period in which they occur.

Financial assets measured at amortized cost include cash and cash equivalents, accounts receivable, related party receivable, other receivables and share subscriptions receivable. Financial liabilities measured at amortized cost include accounts payable and accrued liabilities, and promissory note payable.

Derivative Financial Instruments - The Company has issued and could issue instruments with such terms that require the Company to account for the transactions as derivative financial instruments. The Company is accounting for these transactions in accordance with FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, which requires that every derivative instrument is recorded on the balance sheet as an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires changes in the derivatives’ fair value to be recognized in earnings for the period.

Related Party Transactions - All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

Intangible Assets and Impairment - Patents and other intangibles are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2017 and 2016, the Company had no impairment losses related to intangible assets.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was amended with ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12 and ASU No. 2016-20. These new standards supersede all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The Company is evaluating the guidance but does not at this time expect it to have a material impact on the Company’s revenue recognition. However, the Company does expect to have significant changes to the footnote disclosures related to revenue recognition as a result of implementing these new standards. This standard was implemented effective January 1, 2018 with no effect to the Company or the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02: Leases ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2020 on a modified retrospective basis and earlier adoption is permitted. Management is currently evaluating the impact of the pending adoption of ASU 2016-02 on the Company’s consolidated financial statements and based on the Company’s one lease agreement, does not anticipate a material impact.

In November 2016, the FASB issued an ASU amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt this ASU on January 1, 2018 which will have no impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This Standard was issued to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance regarding a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt this ASU on January 1, 2018. Since this standard is to be applied prospectively, there will be no effect on prior financial statements and the Company does not currently have any option agreements where this standard would be applicable.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II). Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within current account guidance with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. The Company has not had any instruments that meet the criteria for Part I, but could issue such instruments in the future; therefore, the Company is currently evaluating the impact that the adoption of the standard could have on its future consolidated financial statements.

ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities was issued in August 2017. The amendments under ASU 2017-12, refine and expand hedge accounting requirements for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt this ASU on January 1, 2020. The Company does not currently have any derivative or hedging instruments but may in the future. The Company is assessing the impact the adoption of this ASU could have on the consolidated financial statements.

ASU 2018-02, Income Statement Reporting - Comprehensive Income (Topic 220) allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Management is currently evaluating the effect that the provisions of ASU 2018-02 will have on the Company’s financial statements.

4. Inventory

At December 31, 2017 and 2016 inventory comprised the following:

	2017	2016
Finished goods	$44,635	$64,377
Promotional items	-	11,720
Raw materials	-	2,878
	$44,635	$78,975
Prepaid inventory	$19,684	$-

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

5. Property and Equipment

Major classes of property and equipment at December 31, 2017 and 2016 are as follows:

	2017
		Accumulated
	Cost	Depreciation	Net

Equipment	$6,976	$1,181	$5,795
Product molds	37,243	-	37,243
Computers	1,162	1,121	41
	$45,381	$2,302	$43,079

	2016
		Accumulated
	Cost	Depreciation	Net
Equipment	$2,102	$779	$1,323
Product molds	37,243	-	37,243
Computers	1,162	465	697
	$40,507	$1,244	$39,263

During the years ended December 31, 2017 and 2016, the Company recognized depreciation expense of $1,058 and $690, respectively. All current property and equipment, as well as any future purchases of property and equipment have been pledged as security for the notes payable disclosed in Note 7.

6. Intangible Assets

Intangible assets consist of costs incurred to establish the Worksport Tri-Fold and Smart Fold patent technology, as well as the Company’s website. The patent was issued August 26, 2014. The patent will be amortized on a straight-line basis over its useful life of 25 years. The Company’s website has an indefinite useful life and has not been amortized. The change in intangible assets for the years ending December 31, 2017 and 2016 are as follows:

	2017
		Accumulated
	Cost	Amortization	Net
Patent	$10,574	$978	$9,596
Website	3,500	-	3,500
	$14,074	$978	$13,096

	2016
		Accumulated
	Cost	Amortization	Net
Patent	$10,574	$746	$9,828
Website	3,500	-	3,500
	$14,074	$746	$13,328

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

Amortization of the patent over the next five years and beyond at December 31, 2017 is as follows:

2018	$423
2019	$423
2020	$423
2021	$423
2022	$423
2023 and later	$7,481

7. Notes Payable

2017 Notes Payable

During the year ended December 31, 2017, the Company issued an unsecured promissory note in the amount of $9,545 ($12,000 Canadian Dollars). The unsecured promissory note is due in August 2018 and bears interest at a rate of 18% per annum, payable monthly.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $53,847 ($67,700 Canadian Dollars). The secured promissory notes are due in October and November 2018 and bears interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $60,000. The secured promissory notes are due in August and November 2018 and bear interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO.

During the years ended December 31, 2017 and 2016, the Company issued secured promissory notes in the amount of $52,845 and $20,608 ($64,677 and $27,670 Canadian Dollars), respectively. The secured promissory notes are due in July 2018 and bears interest at a rate of 18% per annum. The secured promissory notes are secured by all present and after-acquired property and assets of the Company. The balance owed on these notes payable at December 31, 2017 and 2016 is $73,452 and $20,608 ($92,348 and $27,670 Canadian Dollars), respectively. At December 31, 2017 and 2016 the accrued interest on these notes payable was $13,134 and $948 ($16,513 and $2,024 Canadian Dollars), respectively.

2016 Notes Payable

During the year ended December 31, 2016, the Company issued secured promissory notes in the amount of $79,000. The secured promissory notes are due from July through October 2018 and bears interest at a rate of 18% per annum, payable monthly. The secured promissory notes are secured by all present and after-acquired property and assets of the Company. In connection with the issuance of the secured promissory notes, the Company issued 100,000 shares of its common stock with an aggregate fair value of $15,000 as a commitment fee. The commitment fee was expensed during the year ended December 31, 2016. At December 31, 2017 and 2016 the accrued interest on these notes was $9,327 and $3,528, respectively.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

Secured Promissory Note

In October, 2015, the Company entered into a secured promissory note with an investor in the principal amount of 102,000 Canadian Dollars. The Company received proceeds of $58,653 (75,000 Canadian Dollars) and $21,115 (27,000 Canadian Dollars) was recorded as a discount which was accreted over the life of the note. The promissory note requires a daily payment of $249 (324 Canadian Dollars) until January 26, 2017 and carries a 40.0% interest rate.

The promissory note is secured by all assets of the Company. The outstanding principal balance on the note at December 31, 2016 was $44,382 (56,592 Canadian Dollars) and the carrying amount of the discount was $1,163 (1,561 Canadian Dollars). During 2017, the lender agreed to settle the loan for $30,826 ($39,000 Canadian Dollars) resulting in the Company recording a $13,556 gain on the forgiveness of the remaining portion of the secured promissory note.

The amounts repayable under notes payable and secured promissory note at December 31, 2017 and 2016 are as follows:

	2017	2016

Balance owing, December 31,	$275,844	$210,069
Less amounts due within one year	(275,844)	(105,985)
Long-term portion	$-	$104,084

8. Convertible Promissory Notes Payable

a)	During the year ended December 31, 2016, the Company issued a promissory note in the amount of $65,000 to a consultant for the purposes of generating subscriptions of the Company’s common stock. The principal balance has been allocated as follows: $12,200 has been allocated against additional paid-in capital, with the remaining $52,800 expensed as financing charges. The promissory note was due February 18, 2017 and was non-interest bearing. During 2017, the promissory note was assigned to another lender. At the time of assignment, the terms of this note were renegotiated with the new holder whereby the note became due in February 2018 and convertible into common stock at 50% of the lowest trading price in the thirty days prior to the conversion. This modification resulted in the promissory note becoming a derivative instrument whereby the Company recorded a $65,000 discount on the promissory note and a derivative liability of $938,001 and a loss resulting from the formation of the derivative totaling $873,001. The discount will be amortized over the term of the note and the derivative liability will be revalued at each reporting period.

On September 15, 2017, the terms of the promissory note were modified whereby the note became convertible at a fixed rate of $0.02 per share or 3,200,000 shares of common stock. As part of the modification, the discount and derivative liability were adjusted to their fair value as of September 15, 2017 which was $29,740 for the discount and $101,766 for the derivative liability and the Company recorded interest expense from the discount of $35,260 and decreased the derivative loss by $836,235. The Company then recorded the $65,000 convertible promissory note under its current terms whereby the derivative liability of $101,766 was removed along with the original $29,740 discount and recorded a beneficial conversion discount of $40,600 based on the Company’s common stock having a value of stock $0.033 per share on September 15, 2017. This resulted in the Company recoding a $101,766 gain on the modification of the loan. On September 22, 2017 the note holder converted the promissory note for 3,200,000 common shares and recorded the $40,600 beneficial discount as interest expense.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

b)	During the year ended December 31, 2016, the Company entered into a $77,750 convertible promissory note with a maturity date of March 22, 2017. The convertible promissory note bore interest at a rate of 10.0% per annum. The Holder had the right to convert any unpaid principal amount into shares of the Company’s common stock at the lesser of (i) 45% of the previous day trading price or (ii) 45% of the lowest trading price for the previous 25-day trading period. In connection with the issuance of the convertible promissory note, the Company incurred debt issuance costs of $7,500 which were amortized over the maturity period of the convertible promissory note. During the year ended December 31, 2017, the promissory note and accrued interest was converted into 37,640,800 shares of the Company’s common stock.

c)	During the year ended December 31, 2016, the Company entered into a $55,500 convertible promissory note in the principal amount of $55,000 with a maturity date of June 28, 2017. The convertible promissory note bears interest at a rate of 10.0% per annum. The Holder had the right to convert any unpaid principal amount into shares of the Company’s common stock at the lesser of (i) the closing sale price of the Company’s common stock from the previous date or ii) 55% of the lowest sale price for the Company’s common stock for the previous 20-day period. In connection with the issuance of the convertible promissory note, the Company incurred debt issuance costs of $1,500 which were being amortized over the maturity period of the convertible promissory note. Included in interest expense for the year ended December 31, 2017 and 2016, is $751 and $746, respectively related to the amortization of the debt issuance costs. During 2017, and prior to the maturity date, the promissory note and accrued interest was converted in full into 24,503,724 shares of the Company’s common stock.

As a result of the derivative liabilities associated with the conversion feature of the convertible promissory notes, exceeding the principal amounts of the convertible promissory notes, the Company has recognized aggregate discounts on the convertible promissory notes of $238,350. During the year ended December 31, 2017 and 2016, the Company recognized expense of $105,600 and $81,949 related to the amortization of the discounts.

The amounts repayable under the convertible promissory notes at December 31, 2017 and 2016 are as follows:

	2017	2016

Balance owing, December 31,	$-	$132,750
Less unamortized discount on debt issuance	-	(50,801)
Less unamortized debt issuance costs	-	(2,971)
	-	78,978
Less amounts due within one year	-	(78,978)
Long-term portion	$-	$-

9. Derivative Liability

The Company adopted ASC 815 which defines the determination of whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. During the period ended December 31, 2017 and 2016, the Company issued convertible promissory notes payable, as described in note 8, which contain features that entitles the holder to convert any outstanding amounts payable under the convertible promissory note into common stock, the number of which is dependent on several factors. As such, ASC 815 determines the convertible promissory note to be a hybrid financial instrument that includes an embedded derivative that requires separation from the main financial instrument and recognition at fair value. The Company measures fair value using the Black-Scholes option valuation mode. The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income.

At origination, the Company valued the conversion feature of the convertible promissory note described in note 8(a) and determined that at origination, the fair value of the derivative liability related to the conversion feature was $938,001. Of this amount $65,000 was allocated to a discount on the convertible loan with the remaining $873,001 expensed.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

On September 15, 2017, in conjunction with the modification of the convertible promissory note, the Company revalued the conversion feature and determined the value of the derivative liability decreased to $101,766. The corresponding gain of $836,235 has been recognized during the year ended December 31, 2017 and has the effect of decreasing the original loss recorded at the time of origination. As part of the loan modification the $101,766 derivative liability was written off and included as part the gain on loan modification.

During 2016, at origination, the Company valued the conversion feature of the convertible promissory note described in note 8(b) and 8(c) and determined that at origination, the fair value of the derivative liability related to the conversion feature was $212,555 which was expensed at the time of origination.

At December 31, 2016, the Company revalued the conversion feature of the convertible promissory note and determined that, from the time of inception to December 31, 2016, the value of the derivative liability increased to $704,867. The corresponding loss of $492,312 has been recognized during the year ended December 31, 2016 and has the effect of increasing the original loss recorded at the time of origination.

During 2017, in conjunction with the settlement of the convertible promissory notes, the Company revalued the derivative liability and determined the value increased to $1,190,068. The corresponding increase of $485,201 has the effect of increasing the loss on derivative. As part of the conversion of the convertible promissory notes the $1,190,068 derivative liability was removed and included as part of additional paid-in capital.

The assumptions used by the Company during 2017 and 2016 range as follows:

	12/31/2017	12/31/2016
Expected term	0.06 to 1.0 years	0.22 to 0.97 years
Share price	$0.01 to $0.05	$0.035 to $0.15
Expected volatility	87% to 515%	166% to 226%
Expected dividends	None	None
Risk-free interest rate	0.47% to 1.17%	0.48% to 0.62%
Forfeitures	None	None

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change the Company’s fair value estimates could be materially different in the future.

10. Share Issuance/ Claim Extinguishment Agreement

During the year ended December 31, 2017, the Company entered into a share issuance/ claim extinguishment agreement (the “Agreement”) with another party, pursuant to which the Company agreed to issue 35,000,000 shares of its common stock in exchange for the assumption of aggregate accounts payable of the Company of $183,443. The fair value of the shares to be issued pursuant to the Agreement was estimated to be $1,218,000 resulting in a loss on the settlement of debt in the amount of $1,034,557 recognized during the year ended December 31, 2017. During the year ended December 31, 2017, the Company issued 10,400,000 of the shares leaving 24,600,000 shares with a value of $856,080 to be issued as at December 31, 2017.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

11. Shareholders’ Equity (Deficit)

The Company is authorized to issue 1,000,000 shares of its Series A Preferred Stock with a par value of $0.0001. These shares have voting rights equal to 299 shares of common stock, per share of preferred.

The Company is authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares are ranked equally with regards to the Company’s residual assets.

2017 Transactions

During the period ended December 31, 2017, the Company issued 1,000,000 shares of its Series A Preferred Stock to its controlling shareholder and CEO in exchange for 100,000,000 shares of common stock owned by the controlling shareholder and CEO.

On November 1, 2017 the Company entered into an agreement with an investor where by the investor contributed $300,000 for 10,158,729 shares of common stock. The $300,000 contributed comprised $100,000 in cash and $200,000 of services to be rendered over two years. The agreement also provides that if the market value of the 10,158,729 shares is below $175,000 six months from the date of agreement (May 1, 2018) the Company will issue additional shares to make the total market value $175,000. The Company analyzed this fair value guarantee and concluded additional shares would need to be issued and have accrued $53,096 at December 31, 2017 related to this fair value guarantee. The agreement also provided the investor would receive six million warrants at an exercise price of $0.07 and a contractual life of two years. Lastly, if the Company effects a stock split within two years of the date of the agreement the investor will be entitled to $50,000 of additional value. The Company is not considering a stock split currently and will accrue the $50,000 should they consider pursuing a stock split. The shares have yet to be issued and the $300,000 investment is classified as share subscription payable at December 31, 2017.

During the period ended December 31, 2017, the Company issued 65,344,524 common shares pursuant to the conversion of the convertible promissory notes discussed in note 8.

During the period ended December 31, 2017, the Company issued 72,000,000 common shares of the Company to its CEO pursuant to the Company’s employee stock incentive plan at a deemed cost of $0.001 per share. The fair value of the common shares of $1,360,000 has been included as general and administrative expense during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company issued 3,154,574 common shares in connection with two consulting agreements, the fair value of which was $100,000. The consultants paid, in aggregate, $3,154 for the shares, and the remaining balance of $96,846 will be expensed over the 180-day term of the consulting agreements.

During the year ended December 31, 2017, the Company entered into a share issuance/ claim extinguishment agreement as disclosed in note 6. Pursuant to the debt assumption agreement, the Company issued 10,400,000 common shares during the period ended December 31, 2017. As at December 31, 2017, 24,600,000 common shares remain reserved for issuance pursuant to the share issuance/ claim extinguishment agreement.

During the year ended December 31, 2017, the Company issued 3,000,000 shares of its common stock for cash proceeds of $38,010. Also, during the year ended December 31, 2017 the Company issued 340,000 shares of its common stock in exchange for services valued at $10,000.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

2016 Transactions

During the year ended December 31, 2016, the Company issued 403,060 common shares, the proceeds of which were received during the year ended December 31, 2015.

During the year ended December 31, 2016, the Company issued 100,000 common shares pursuant to a secured promissory note described in Note 7.

During the year ended December 31, 2016, the Company issued 200,000 common shares pursuant to a consulting agreement at a deemed price of $0.51 per common share. The consideration of $102,000 was recorded as a prepaid expense at December 31, 2016 as the services were yet to be rendered but were considered rendered during 2017 and expensed.

During the year ended December 31, 2016, the Company entered into an Equity Purchase Agreement (the “Agreement”) pursuant to which the Company will issue up to $1,000,000 of the Company’s common stock. All sales of the Company’s stock pursuant to the Agreement are subject to the Company fulfilling certain conditions contained therein, including the filing and effectiveness of a registration document with the SEC to register the shares of the common stock to be sold. During the year ended December 31, 2016, the Company issued 250,000 common shares of the Company for gross proceeds equal to $10,500 pursuant to this Agreement. During the year ended December 31, 2016, the Company issued an additional 250,000 common shares of the Company for gross proceeds equal to $1,750 which were not received as at December 31, 2016 but was received in 2017.The Company also issued a promissory note in connection with this Agreement in the amount of $65,000 as disclosed in note 7.

12. Related Party Transactions

During the year ended December 31, 2017 and 2016, the Company recorded salaries expense of $36,668 and $30,838, respectively related to services rendered to the Company by its major shareholder and CEO.

13. Income Taxes

a) The income tax expense for the year ended December 31, 2017 and 2016 is reconciled per the schedule below:

	2017	2016
Net loss before income taxes	$(3,403,106)	$(1,136,220)
Depreciation	506	225
Non-deductible portion of meals and entertainment	309	309
Share based compensation	1,360,001	17,000
Derivative loss	521,486	-
Transaction costs	(10,417)	(11,201)
Adjusted net loss for tax purposes	(1,531,221)	(1,129,887)
Statutory rate	24.73%	24.91%
	(378,671)	(281,399)
Increase in valuation allowance	378,671	281,399
Provision for income taxes	$-	$-

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

b) Deferred Income Tax Assets

The tax effects of temporary differences that give rise to the deferred income tax assets at December 31, 2017 and 2016 are as follows:

	2017	2016
Net operating loss carry forwards	$767,446	$479,652
Transaction costs	36,677	39,437
	804,123	519,089
Deferred tax assets not recognized	(804,123)	(519,089)
Net deferred tax asset	$-	$-

c) Cumulative Net Operating Losses

The Company has non-capital losses carried forward of approximately $5,290,000 available to reduce future years’ taxable income. These losses will expire as follows:

	United States	Canada	Total
2034	$53,000	$183,000	$236,000
2035	161,000	368,000	529,000
2036	868,000	262,000	1,130,000
2037	1,472,000	59,000	1,531,000
	$2,554,000	$872,000	$3,426,000

These net operating loss carryforwards of approximately $3,426,000 may be offset against future taxable income for the years 2018 through 2037. No tax benefit from continuing or discontinued operations have been reported in the December 31, 2017 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and tax penalties at December 31, 2017 and 2016.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. and Canadian Federal jurisdictions, as well as the states of New York, New Jersey, and Utah and in the province of Ontario. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2014.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

14. Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred no bad debt expense during the year ended December 31, 2017 and 2016.

Currency Risk

The Company is exposed to currency risk on its sales and purchases denominated in Canadian Dollars. The Company actively manages these risks by adjusting its pricing to reflect currency fluctuations and purchasing foreign currency at advantageous rates.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its obligations associated with financial liabilities. The Company relies on cash flows generated from operations, as well as injections of capital through the issuance of the Company’s capital stock to settle its liabilities when they become due.

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

Concentration of Customer Risk

The following table includes the percentage of the Company’s sales to significant customers for the fiscal years ended December 31, 2017 and 2016. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales:

	2017	2016
Customer A	72.4%	65.8%
Customer B	10.4%	7.5%
	82.8%	73.3%

The loss of any of these key customers could have an adverse effect on the Company’s business. At December 31, 2017, $201,323 was included in accounts receivable from Company A, representing 89% of the Company’s accounts receivable as at that date.

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

15. Fair Value of Financial Instruments

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

As of December 31, 2017, and 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis:

2017
	Total	Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-	$

2016
	Total	Level 1	Level 2	Level 3
Derivative liability	$740,868	$-	$	$740,868

Franchise Holdings International, Inc.

Consolidated Notes to the Financial Statements

December 31, 2017 and 2016

16. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Decrease (increase) in accounts receivable	$(108,356)	$14,417
Decrease (increase) in inventory	14,656	50,031
Decrease (increase) in prepaid expenses and deposits	162,754	(9,661)
Decrease (increase) in related party receivables	7,770	1,180
Increase (decrease) in income taxes payable	318	143
Increase (decrease) in accounts payable and accrued liabilities	104,464	96,446
Increase (decrease) in bank overdraft	(2,635)	2,635
	$178,971	$155,191

17. Commitments

a)	During the year ended December 31, 2015, the Company entered into a License Agreement whereby the Company was granted an exclusive license under Patent Rights to make, use, offer for sale, import or sell a proprietary latching system developed and patented by the Company’s shareholder (the “Licensor”). The License Agreement allows the Company to manufacture or sub-license the patented latching system and provide services utilizing the patented latching system within the United States and its territories and possessions and any foreign countries where Patent Rights exist. The License Agreement does not require the payment of license issue fees or royalties, however, the Company will be required to maintain any fees or costs associated to keep the patent active. The License Agreement will be in effect for the life of the last-to-expire patent or last-to-be-abandoned patent application licensed under this Agreement, whichever is later. The Company will have the right to terminate the Agreement in whole or as to any portion of Patent Rights at any time by giving such notice to the Licensor. Should the Company violate or fail to perform any term of this Agreement, the Licensor may give written notice of such default (“Notice of Default”) to the Company. Should the Company fail to repair such default within sixty days, of the effective date of such notice, the Licensor will have the right to terminate the License Agreement and the licenses therein by a second written notice (“Notice of Termination”) to the Company. If a Notice of Termination is sent to the Company, the License Agreement will automatically terminate on the effective date of such notice.

18. Subsequent Events

Subsequent to December 31, 2017, the Company:

a)	On May 2, 2018, the Company’s wholly owned subsidiary TruxMart Ltd. changed its name to Worksport Ltd. This change is reflected throughout these financial statements.

b)	The Company has evaluated subsequent events through June 15, 2018 which is the date the financial statements were available to be issued.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 2013 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2017 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weak-nesses. An interim CFO was hired by FNHI in 2017.

1. As of December 31, 2017, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, ages and position held with us is as follows:

Name	Age	Position Held
Steven Rossi *	32	President, Secretary and Director
Michael Johnston #	37	Chief Financial Officer
Paul Haber **	48	Director
Lorenzo Rossi ***	60	Director

_________

* appointed as an officer and director effective November 7, 2014

** appointed as an officer and director effective October 27, 2016

*** appointed as a director effective December 9, 2014

# appointed on December 5, 2016

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. Mr. Steven Rossi cannot be considered to be an independent director.

Mr. Steven Rossi attended from the University of Toronto from 2005 to 2007, majoring in Life Science. He founded two companies in 2005 and 2006: 2230164 Ontario, Inc. The business is still in operation and Mr. Rossi is not active in the business operations of them at this time. Mr. Rossi established, developed and ran this automotive related company at the same time for five years. Since founding Worksport, Mr. Rossi has been granted one U.S. Patent on tonneau cover design and has filed three more U.S. & Canadian Patent applications. He licensed all patents to Worksport on an exclusive basis.

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

Director and Executive Compensation

During the year ended December 31, 2017, Steven Rossi was paid salaries of $36,668 (2016 - $30,838). During the year ended December 31, 2017, 72,000,000 shares were issued to Steve Rossi under the Equity Incentive Plan adopt. These shares had a fair value of $1,360,000 on the date of issuance.

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

ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 2017, Steven Rossi was paid salaries of $36,668 (2016 - $30,838)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of December 31, 2017, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 122,327,240 common shares were issued and outstanding as of June 15, 2018.

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percentage of Ownership

Steven Rossi
414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1	11,500,000	9.0%

Michael Johnston
414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1	-	0.0%

Paul Haber
414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1	-	0.0%

Lorenzo Rossi
414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1	-	0.0%

All Officers and Directors as a Group	11,500,000	9.0%

Mr Rossi also owns all issued and outstanding Series A Preferred Stock (1,000,000 shares). The Series A Preferred Stock has voting rights equal to 299 shares of common stock, per share of Series A Preferred.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Particular Transactions

Steven Rossi is the owner of U.S. Patent #8,814,249 filed on October 26, 2012 and issued on May 1, 2014. Worksport paid $7,718 in patent filing expenses. Worksport licenses this patent from Mr. Rossi.

During the year ended December 31, 2017, the Company recorded salaries expense of $36,668 (2016 - $30,838) related to services rendered to the Company by its major shareholder and CEO.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent auditor, Haynie & Company billed an aggregate of $65,000 and $74,900 for the fiscal years ended December 31, 2017 and December 31, 2016, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Definitive Share Exchange Agreement, dated as of December 16 2014, by and among the Company, Steven Rossi and Worksport, Ltd. (2)
10.2	Patent license agreement, dated November 26, 2014 (2)
10.3	Corporate Advisory Services Agreement by and between Worksport, Ltd. and Belair Capital Partners, Inc., dated May 1, 2014 (2)
10.4	Shipping Agreement with Federal Express (FedEx) dated September 26, 2014 (2)
10.5	Shipping Agreement with United Parcel Service (UPS) dated March 31, 2014 (2)
10.6	Warehousing and Shipping with JBF Express dated June 24, 2013 (2)
10.7	Continuous Importation Bond with Globe Express Services (2)
10.8	Business Services Agreement, by and between 1369781and FNHI, dated June 1, 2015 (3)
10.9	Business Services Agreement, by and between 2224342and FNHI, dated June 23, 2015 (3)
10.10	Services Agreement, by and between Marchese and FNHI, dated June 3, 2015 (3)
10.11	Services Agreement, by and between JAAM and FNHI, dated June 8, 2015 (3)
21.1	Subsidiaries- Worksport, Ltd.
31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
32.2	Certification of CFO pursuant to Sec. 906
101.	INS** XBRL Instance Document
101	SCH** XBRL Taxonomy Extension Schema Document
101.	CAL** XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF** XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB** XBRL Taxonomy Extension Label Linkbase Document
101.	PRE** XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1) Filed as an exhibit to the registrant’s Form 10-KSB, filed October 13, 1999 and incorporated by reference herein.

(2) Filed as an exhibit to the registrant’s Form 8-K, filed on December 17, 2014 and incorporated by reference herein.

(3) Filed as an exhibit to the registrant’s Form S-1, filed on July 21, 2015 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2018	By:	/s/ Steven Rossi
	Name:	Steven Rossi
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Rossi	Dated: June 15, 2018
Steven Rossi
Director

By:	/s/ Lorenzo Rossi	Dated: June 15, 2018
Lorenzo Rossi
Director

By:	/s/ Paul Haber	Dated: June 15, 2018
Paul Haber
Director

