Form 10-Q
period 2018-03-31
Franchise Holdings International, Inc.
filed 2018-07-03
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2018

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

As of July 3, 2018, the number of shares outstanding of the registrant's class of common stock was 122,327,240.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Franchise Holdings International, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$61,918	$66,961
Accounts receivable	83,628	189,502
Inventory	131,747	44,635
Prepaid inventory	84,800	19,684
Prepaid expenses and deposits	445,307	392,047
Total Current Assets	807,400	712,829
Prepaid Expenses - long term	-	136,466
Property and Equipment, net	42,674	43,079
Intangible Assets, net	11,598	13,096
Total Assets	$861,672	$905,470

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$236,189	$230,770
Income taxes payable	4,987	5,114
Related party loan	22,211	22,211
Current portion of notes payable	275,844	275,844
Total Current Liabilities	539,231	533,939
Notes Payable, Net of Current Portion	-	-
Total Liabilities	539,231	533,939

Commitments and Contingencies

Shareholders' Equity

Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding	10,000	10,000
Common stock, $0.0001 par value, 299,000,000 shares authorized, 122,327,240 shares issued and outstanding, respectively	12,233	12,233
Additional paid-in capital	7,464,617	7,464,617
Share subscriptions receivable	(10,755)	(10,755)
Share subscriptions payable	2,181,079	1,531,080
Accumulated deficit	(9,282,707)	(8,591,261)
Cumulative translation adjustment	(52,026)	(44,383)
Total Shareholders' Equity	322,441	371,531
Total Liabilities and Shareholders' Equity	$861,672	$905,470

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017

Net Sales	$150,878	$101,263
Cost of Goods Sold	139,937	70,991
Gross Profit	10,941	30,272

Operating Expenses
General and administrative	66,818	1,395,531
Sales and marketing	1,582	1,103
Professional fees	121,526	26,053
Loss on foreign exchange	30	27,773
Total operating expenses	189,956	1,450,460
Loss from operations	(179,015)	(1,420,188)

Other Income (Expense)
Interest expense	(7,290)	(8,310)
Loss on derivative	-	(484,720)
Debt issuance costs	-	(2,971)
Finance charges	(9,198)	(25,464)
Loss on settlement of debt	(495,943)	(11,765)
Total other income (expense)	(512,431)	(533,230)

Net Loss	(691,446)	(1,953,418)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(7,643)	24,798

Comprehensive Loss	$(699,089)	$(1,928,620)
Loss per Share (basic and diluted)	$(0.01)	$(0.01)
Weighted Average Number of Shares (basic and diluted)	122,327,240	136,849,459

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Operating Activities
Net Loss	$(691,446)	$(1,953,418)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,903	299
Accretion of debt discount	-	2,971
Shares issued for current and future services	-	1,360,000
Financing fees paid in shares	-	21,000
Financing fees paid through promissory note	-	3,823
Loss on settlement of debt	495,943	11,765
Loss on derivative	-	484,720
	(193,600)	(68,840)
Changes in operating assets and liabilities	196,200	31,404
Net cash provided by (used in) operating activities	2,600	(37,436)

Financing Activities
Repayment of overdraft	-	(2,635)
Proceeds from share subscriptions receivable	-	1,750
Proceeds from notes payable	-	47,755
Repayment of promissory notes	-	(4,950)
Net cash provided by financing activities	-	41,920

Effects of Foreign Currency Translation	(7,643)	24,798

Change in cash	(5,043)	29,282
Cash and cash equivalents - beginning of year	66,961	-
Cash and cash equivalents end of year	$61,918	$29,282

Supplemental disclosure of cash flow information:
Interest paid	$11,919	$-

Supplemental Disclosure of non-cash investing and financing Activities
Stock issued for settlement of notes payable and accounts payable	$650,000	$1,360,000
Common Shares issued for conversions of promissory notes	$-	$1,314,904

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

1. Basis of Presentation and Going Concern

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on June 15, 2018.

b) Functional and Reporting Currency

These interim financial statements are presented in United States Dollars. The functional currency of the Company is the Canadian Dollar. For purposes of preparing these interim financial statements, balances denominated in Canadian Dollars outstanding at March 31, 2018 were converted into United States Dollars at a rate of 1.29 Canadian Dollars to one United States Dollar. Balances denominated in Canadian Dollars outstanding at December 31, 2017 were converted into United States Dollars at a rate of 1.26 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended March 31, 2018 were converted into United States Dollars at an average rate of 1.26 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended March 31, 2017 were converted into United States Dollars at an average rate of 1.32 Canadian Dollars to one United States Dollar.

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

d) Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the three-month period ended March 31, 2018, the Company incurred a net loss of $691,446 and as of that date, the Company’s accumulated deficit was $9,282,707. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

2. Significant Accounting Policies

The accounting polices used in the preparation of these interim financial statements are consistent with those of the Company's audited financial statements for the year ended December 31, 2017.

The Company also implemented the following accounting standard effective January 1, 2018.

In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard became effective for the Company’s fiscal year beginning January 1, 2018. The adoption of ASC 606 on January 1, 2018 did not have an impact on the way we recognized revenue during the three months ended March 31, 2018.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

3. Inventory

Inventory consists of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Finished goods	131,468	$44,635
Raw materials	279	-
	$131,747	$44,635
Prepaid inventory	$84,800	$19,684

4. Secured Notes Payable

Secured notes payable consists of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Balance owing, December 31,	$275,844	$275,844
Less amounts due within one year	(275,844)	(275,844)
Long-term portion	$-	$-

5. Derivative Liability

During the period ended December 31, 2016, the Company issued two convertible promissory notes payable, which contain features that entitles the holder to convert any outstanding amounts payable under the convertible promissory note into a share of the common stock of the Company, the number of which is dependent on several factors. As such, ASC 815 determines the convertible promissory note to be a hybrid financial instrument that includes an embedded derivative that requires separation from the main financial instrument and recognition at fair value.

During the period ended March 31, 2017, certain convertible promissory notes to which the derivative liabilities relate, were converted to shares of the Company's common stock. During the period ended March 31, 2017, the Company recognized an aggregate loss on the value of the derivative liability of $484,720 related to the changes in value from January 1, 2017 to the dates upon which the convertible promissory notes were converted.

6. Common Stock

During the period ended March 31, 2017, the Company issued 62,144,524 common shares pursuant to the conversion of the convertible promissory notes.

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

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

7. Share Payable/ Claim Extinguishment Agreement

During the three months ended March 31, 2018, the Company entered into a share issuance/ claim extinguishment agreement with two parties, pursuant to which the Company agreed to issue 50,000,000 shares of its common stock in exchange for the assumption of aggregate accounts payable of the Company totaling $154,057. The fair value of the shares to be issued was estimated to be $650,000 resulting in a loss on the settlement of debt in the amount of $495,943 recognized during the three months ended March 31, 2018. No shares were issued during the three months ended March 31, 2018.

During the year ended December 31, 2017, the Company entered into a share issuance/ claim extinguishment agreement with another party, pursuant to which the Company agreed to issue 35,000,000 shares of its common stock in exchange for the assumption of aggregate accounts payable of the Company of $183,443. The fair value of the shares to be issued pursuant to the Agreement was estimated to be $1,218,000 resulting in a loss on the settlement of debt in the amount of $1,034,557 recognized during the year ended December 31, 2017. During the year ended December 31, 2017, the Company issued 10,400,000 of the shares leaving 24,600,000 shares with a value of $856,080 to be issued as at December 31, 2017. No shares were issued during the three months ended March 31, 2018.

8. Related Party Transactions

During the period ended March 31, 2018, the Company recorded salaries expense of $17,969 (2017 - $14,865) related to services rendered to the Company by its major shareholder and CEO. As mentioned in Note 6 the Company issued the CEO 72,000,000 shares valued at $1,360,000.

9. Concentration of Customer Risk

The following table includes the percentage of the Company's sales to significant customers for the three months ended March 31, 2018 and 2017, as well as the balance included in accounts receivable for each significant customer as at March 31, 2018 and 2017. A customer is considered to be significant if they account for greater than 10% of the Company's annual sales.

	2018		2017
	$	%	$	%
Customer A	45,297	66.5	4,415	66.0
Customer B	2,786	25.0	n/a	n/a
Customer C	n/a	n/a	298	10.6

The loss of any of these key customers could have an adverse effect on the Company's business.

10. Evaluation of Subsequent Events

The Company has evaluated subsequent events through July 3, 2018 which is the date the financial statements were available to be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis ("MD&A") should be read in conjunction with financial statements of FNHI, and its wholly-owned subsidiary, Worksport, Ltd. for the three months ended March 31, 2017 and 2016, and the notes thereto. Additional information relating to FNHI is available at Worksport.ca

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to FNHI or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in FNHI's MD&A under Risk Factors . Readers should not place undue reliance on any such forward-looking statements. FNHI disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company's expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Revenue

For the three months ended March 31, 2018, revenue generated from the entire line of Worksport products was $150,878, compared to $101,263 for the three months ended March 31, 2017. The year over year increase of approximately 49% was mainly attributable to the availability of inventory to partially satisfy customer orders.

For the three months ended March 31, 2018, revenue generated in Canada was $102,141 compared to $82,082 for the same period in 2017, a increase of 25%. The increase was primarily due to partial orders being filled with one Canadian distributor and success of the Worksport private label soft launch. The rate of exchange between the Canadian Dollar and the United States Dollar during the first three months of fiscal 2017 was fairly consistent, which limited the historically negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. For the three months ended March 31, 2018, revenue generated in the United States was $48,736 compared to $19,182 for the same period in 2017. This represents a year-over-year increase in US- source revenue of approximately 154%, and is primarily attributable to limited inventory in stock, and the Company switching its revenue focus to aging purchase orders with the Company’s key Canadian distributor.

Currently, Worksport has one major distributor in Canada, one in the United States, along with its own contracted distribution and inventory facility in Breinigsville, PA. This does not include multiple independent online retailers.

Although Worksport currently supports a total of 16 dealers and distributors, Worksport believes the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer's customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales increased for the first three months of fiscal 2018, when compared to the first three months of fiscal 2017, by 97% from $70,991 to $139,937. Our cost of sales, as a percentage of sales, was approximately 92% and 70% for three months ended March 31, 2018 and 2017, respectively.

Within cost of sales, freight costs accounted for 26% of cost of sales during the three months ended March 31, 2018, whereas in 2017, it accounted for 7% of cost of sales. The increase in the percentage of cost of sales is due to the increase in sales for the quarter ended March 31, 2018 being to US customers that generally have higher shipping costs than sales to Canadian. Customers. US sales for the quarter ended March 31, 2018 were drop-ship sales to our online vendors.

Worksport provides its distributors and online retailers an "all-in" wholesale price. This includes any import duty charges, taxes and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous United States or from the United States to Canada. Volume discounts are also offered to certain higher volume customers.

Gross Margin

Gross margin percentage for the three month periods ended March 31, 2018 and 2017 were 8% and 30% respectively. The decrease in gross margin reflects an increase in one-time shipping costs in landing product in our US warehouse – the gross margin percentage for the three months ended March 31, 2018 were abnormally low as a result of the fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 were $189,956 compared to $1,450,460 for the three months ended March 31, 2017. Our general and administrative expense decreased by $1,328,713, from $1,395,531 to $66,818 during the three months ended March 31, 2018. The main reason for the decrease is the fair value of $1,360,000 of 72,000,000 common shares issued to the Company’s CEO during the quarter ended March 31, 2017. The Company also realized a loss on foreign exchange in the amount of $27,773 during the three months ended March 31, 2017, a decrease of $27,743 when compared to a loss on foreign exchange of $30 during the three months ended March 31, 2018. The previous loss was the result of the Company converting Canadian cash generated by sales to Canadian customers into United States Dollars in order to purchase inventory and pay operating expenses denominated in United States Dollars. Professional fees which include accounting, legal and consulting fees, increased from $26,053 for the three months ended March 31, 2017 to $121,526 for the three months ended March 31, 2018. The increase is related to increased accounting and legal services between the two periods.

Other Income and Expenses

During the three month period ended March 31, 2018, the Company incurred interest of $7,290 an decrease of $1,020 when compared to interest expense of $8,310 incurred during the three months ended March 31, 2017.

The Company issued convertible promissory notes which were determined to be hybrid financial instruments that include embedded derivatives that require separation from the main financial instrument and recognition at fair value. Between December 31, 2016 and March 31, 2017, the fair value of the derivative liabilities increased such that a loss on derivative of $484,720 was incurred during the three months ended March 31, 2017. As a result of the fair value of the derivative exceeding the face value of the promissory notes at the time of issuance, the Company also recognized a discount on the issuance of the promissory notes which was amortized over the period in which the promissory notes are outstanding. During the quarter ended March 31, 2017, the Company incurred expense related to the amortization of the discount of $17,974. In connection with the issuance of the convertible promissory note payable, the Company incurred debt issuance costs which are being amortized to debt issuance expense over the maturity period of the convertible promissory note. As a result, the Company expensed debt issuance costs of $2,971 during the three months ended March 31, 2017. As the convertible promissory notes were settled by December 31, 2017, no such expenses were incurred during the three months ended March 31, 2018. During the three months ended March 31, 2017, two of the notes were converted into common shares of the Company which resulted in the Company issuing 62,144,524 common shares in full satisfaction of the outstanding principal and interest. In connection with the conversion, the Company incurred a loss on settlement in the amount of $11,765 and additional finance charges of $21,000.

The balance of the other expenses consists of bank charges and other interest charges.

Net Loss

Net loss for the three months ended March 31, 2018 was $691,446 compared to a net loss of $1,953,418 for the three months ended March 31, 2017. The decrease in the net loss was mainly due to the fair value of $1,360,000 of 72,000,000 common shares issued to the Company’s CEO during the quarter ended March 31, 2017, as well as the other expenses related to the debt issued by the Company as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased from $66,961 at December 31, 2017 to $61,918 at March 31, 2018. The decrease was primarily the result of the timing of inbound payments from customers, and outbound payments to vendors. Accounts receivable decreased by $105,874 from $189,502 at December 31, 2017 to $83,628 at March 31, 2018. Inventory increased by $87,112 from $44,635 at December 31, 2017 to $131,747 at March 31, 2018 largely as a result of the timing of the receipt of inventory shipments. Accounts payable and accrued liabilities increased by $5,419 from $230,770 at December 31, 2017 to $236,189 at March 31, 2018. The increase in payables is related to payments to vendors during the three months ended March 31, 2017.

Financing Activities

During the first three months of fiscal 2018, Worksport had very limited change in working capital. During the three month period ended March 31, 2017, the Company had negative cash from operations but was offset by the raising of $47,755 through issuance of notes payable.

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

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the Form 10K filed on June 15, 2018. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company," as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were not effective at that reasonable assurance level, as of the end of the period covered by this Form 10-Q. Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company did not complete any unregistered sale of equity securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

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

__________

*	Filed as an exhibit to the registrant's Form 10-QSB, filed October 13, 1999 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: July 3, 2018	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 3, 2018	By:	/s/ Michael Johnston
Michael Johnston
Interim Chief Financial Officer

