Form 10-Q
period 2018-06-30
Franchise Holdings International, Inc.
filed 2018-08-20
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2018

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of August 20, 2018, the number of shares outstanding of the registrant’s class of common stock was 140,771,669.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Franchise Holdings International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$77,130	$66,961
Accounts receivable	107,078	189,502
Inventory	76,583	44,635
Prepaid inventory	84,800	19,684
Prepaid expenses and deposits	437,500	392,047
Total Current Assets	783,091	712,829
Prepaid Expenses - long term	-	136,466
Property and Equipment, net	42,282	43,079
Intangible Assets, net	11,366	13,096
Total Assets	$836,739	$905,470

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$336,473	$230,770
Income taxes payable	4,898	5,114
Related party loan	22,211	22,211
Current portion of notes payable	275,844	275,844
Total Current Liabilities	639,426	533,939
Notes Payable, Net of Current Portion	-	-
Total Liabilities	639,426	533,939

Commitments and Contingencies

Shareholders’ Equity
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 100,000 and 0 shares issued and outstanding	10,000	10,000
Common stock, $0.0001 par value, 299,000,000 shares authorized, 128,271,689 and 122,327,240 shares issued and outstanding, respectively	12,827	12,233
Additional paid-in capital	7,541,301	7,464,617
Share subscriptions receivable	(10,755)	(10,755)
Share subscriptions payable	2,271,801	1,531,080
Accumulated deficit	(9,570,917)	(8,591,261)
Cumulative translation adjustment	(56,944)	(44,383)
Total Shareholders’ Equity	197,313	371,531
Total Liabilities and Shareholders’ Equity	$836,739	$905,470

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Sales	$143,281	$68,484	$294,159	$169,747
Cost of Goods Sold	111,066	62,582	251,003	133,573
Gross Profit	32,215	5,902	43,156	36,174

Operating Expenses
General and administrative	27,447	25,311	94,265	1,420,842
Sales and marketing	6,733	414	8,315	1,517
Professional fees	274,079	44,562	395,605	70,615
Loss on foreign exchange	1,146	(1,675)	1,176	26,098
Total operating expenses	309,405	68,612	499,361	1,519,072
Loss from operations	(277,190)	(62,710)	(456,205)	(1,482,898)

Other Income (Expense)
Interest expense	(19,837)	(2,488)	(27,127)	(10,798)
Loss on derivative	-	-	-	(484,720)
Debt issuance costs	-	-	-	(2,971)
Finance charges	8,785	(3,627)	(413)	(29,091)
Loss on settlement of debt	-	(1,034,557)	(495,943)	(1,046,322)
Total other income (expense)	(11,052)	(1,040,672)	(523,483)	(1,573,902)

Net Loss	(288,242)	(1,103,382)	(979,688)	(3,056,800)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(4,918)	(7,596)	(12,561)	(17,202)

Comprehensive Loss	$(293,160)	$(1,110,978)	(992,249)	(3,074,002)
Loss per Share (basic and diluted)	$(0.00)	$(0.01)	(0.01)	(0.02)
Weighted Average Number of Shares (basic and diluted)	124,809,537	209,399,110	123,575,246	173,324,698

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
Operating Activities
Net Loss	$(979,688)	$(3,056,800)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,527	784
Accretion of debt discount	-	2,971
Shares issued for current and future services	18,000	1,380,445
Financing fees paid in shares	-	21,000
Interest paid in shares	-	3,823
Loss on settlement of debt	495,943	1,046,322
Loss on derivative	-	484,720
	(463,218)	(116,735)
Changes in operating assets and liabilities	485,948	85,529
Net cash provided by (used in) operating activities	22,730	(31,206)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(4,873)
Net cash used in investing activities	-	(4,873)

Financing Activities
Repayment of overdraft	-	(2,635)
Proceeds from share subscriptions receivable	-	1,750
Proceeds from notes payable	-	52,081
Repayment of promissory notes	-	(7,894)
Net cash provided by financing activities	-	43,302
Effects of Foreign Currency Translation	(12,561)	17,202
Change in cash	10,169	24,425
Cash and cash equivalents - beginning of year	66,961	-
Cash and cash equivalents end of year	$77,130	$24,425

Supplemental disclosure of cash flow information:
Interest paid	$16,724	$-

Supplemental Disclosure of non-cash investing and financing Activities
Shares issued for settlement of notes and accounts payable	$650,000	$1,314,904
Shares issued for consulting agreement	$150,000	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

1.	Basis of Presentation and Going Concern

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month and six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on June 15, 2018.

b) Functional and Reporting Currency

These interim financial statements are presented in United States Dollars. The functional currency of the Company is the Canadian Dollar. For purposes of preparing these interim financial statements, balances denominated in Canadian Dollars outstanding at June 30, 2018 were converted into United States Dollars at a rate of 1.31 Canadian Dollars to one United States Dollar. Balances denominated in Canadian Dollars outstanding at December 31, 2017 were converted into United States Dollars at a rate of 1.26 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended June 30, 2018 were converted into United States Dollars at an average rate of 1.28 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended June 30, 2017 were converted into United States Dollars at an average rate of 1.33 Canadian Dollars to one United States Dollar.

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

d) Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the six-month period ended June 30, 2018, the Company incurred a net loss of $979,688 and as of that date, the Company’s accumulated deficit was $9,570,917. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available the Company may be forced to discontinue operations, which would cause investors to lose their entire investment. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

2.	Significant Accounting Policies

The accounting polices used in the preparation of these interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2017.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

The Company also implemented the following accounting standard effective January 1, 2018.

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”) using the full retrospective transition method. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations.

The Company’s products consist of truck bed covers for light duty trucks with its primary markets being in the United States and Canada. The Company plans to expand globally as they find suitable markets with a demand for the products they manufacture. The Company’s sales their product through the aftermarket and other markets. Revenue generated in Canada for the three and six months ended June 30, 2018, was $19,574 and $124,947, respectively. Revenue generated in the United States for the three and six months ended June 30, 2018 was $141,410 and $171,041, respectively.

The implementation of ASC 606 had no effect on this period or prior periods. Had the implementation of ASC 606 been applicable, the Company’s prior periods would have needed to be revised to present revenue as if ASC 606 had been applicable for all periods presented.

3.	Inventory

Inventory consists of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Finished goods	76,305	$44,635
Raw materials	278	-
	$76,583	$44,635
Prepaid inventory	$84,800	$19,684

4.	Secured Notes Payable

Secured notes payable consists of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Balance owing, December 31,	$275,844	$275,844
Less amounts due within one year	(275,844)	(275,844)
Long-term portion	$-	$-

5.	Derivative Liability

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

During the period ended June 30, 2017, certain convertible promissory notes to which the derivative liabilities relate, were converted to shares of the Company’s common stock. During the period ended June 30, 2017, the Company recognized an aggregate loss on the value of the derivative liability of $484,720 related to the changes in value from January 1, 2017 to the dates upon which the convertible promissory notes were converted.

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

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

7.	Share Payable/ Claim Extinguishment Agreement

During the six months ended June 30, 2018, the Company entered into an agreement with an investor relations company to provide various services to the Company. These services were valued at $150,000 and will be charged to expense as certain milestones are met. The agreement is to be settled through the issuance of 7,500,000 common shares. From April through June, the investor relations company had met milestones that corresponded to $63,600 of expense being recorded. None of the shares had been issued through June 30, 2018.

During the six months ended June 30, 2018, the Company entered into a share issuance/ claim extinguishment agreement with two parties, pursuant to which the Company agreed to issue 50,000,000 shares of its common stock in exchange for the assumption of aggregate accounts payable of the Company totaling $154,057. The fair value of the shares to be issued was estimated to be $650,000 resulting in a loss on the settlement of debt in the amount of $495,943 recognized during the six months ended June 30, 2018. During the period ended June 30, 2018 5,944,449 shares have been issued under this agreement.

During the six months ended June 30, 2018, the Company entered into a share issuance agreement with a public relations company whereby they would issue shares in satisfaction for service rendered. Through June 30, 2018, the public relations company has provided services valued at $18,000. The Company has yet to issue the shares for these services.

During the year ended December 31, 2017, the Company entered into a share issuance/ claim extinguishment agreement with another party, pursuant to which the Company agreed to issue 35,000,000 shares of its common stock in exchange for the assumption of aggregate accounts payable of the Company of $183,443. During the year ended December 31, 2017, the Company issued 10,400,000 of the shares leaving 24,600,000 shares with a value of $856,080 to be issued as at December 31, 2017. No shares were issued during the six months ended June 30, 2018.

8.	Related Party Transactions

During the three and six month period ended June 30, 2018, respectively, the Company recorded salaries expense of $10,814 (2017 - $7,150) and $28,783(2017 - $22,015) related to services rendered to the Company by its major shareholder and CEO. As mentioned in Note 6, during the six months ended June 30, 2017, the Company issued the CEO 72,000,000 shares valued at $1,360,000.

9.	Concentration of Customer Risk

The following table includes the percentage of the Company’s sales to significant customers for the three months ended June 30, 2018 and 2017, as well as the balance included in accounts receivable for each significant customer as at June 30, 2018 and 2017. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales.

	2018		2017
	$	%	$	%
Customer A	121,079	41.0%	4,415	66.0
Customer B	87,788	30.0%	n/a	n/a
Customer C	42,687	14.0%	298	10.6

The loss of any of these key customers could have an adverse effect on the Company’s business.

10.	Evaluation of Subsequent Events

In July 2018, 12,500,000 shares were issued under the share payable agreements mentioned in Note 6 above.

The Company has evaluated subsequent events through August 20, 2018 which is the date the financial statements were available to be issued and noted no other subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of FNHI, and its wholly-owned subsidiary, Worksport, Ltd. for the three and six months ended June 30, 2018 and 2017, and the notes thereto. Additional information relating to FNHI is available at Worksport.ca

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to FNHI or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in FNHI’s MD&A under Risk Factors .. Readers should not place undue reliance on any such forward-looking statements. FNHI disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

Revenue

For the six months ended June 30, 2018, revenue generated from the entire line of Worksport products was $295,988, as compared to $169,747, for the six months ended June 30, 2017. The year over year increase of approximately 75% was mainly attributable to Canadian distributor sales and an additional private label order that shipped during the six month period ended June 30, 2018. During the six months ended June 30, 2018, the Company incurred a shortage of inventory that resulted in a reduced amount of sales to dealers that depend on Worksport “just in time’ inventory. For the three months ended June 30, 2018, revenue generated from the entire line of Worksport products was $160,983 as compared to $68,484 for the three months ended June 30, 2017. The year over year increase of approximately 135% was mainly attributable to filling portions of distributor orders and shipping the additional Worksport private label orders.

For the six months ended June 30, 2018, revenue generated in Canada was $124,947 compared to $115,088 for the same period in 2017, an increase of 9%. This increase in sales is attributable to portions of back orders being shipped during the six months ended June 30, 2018 as well as a new continued gradual success of the Worksport Private Label sales initiative. For the three months ended June 30, 2018, revenue generated in Canada was $19,574 compared to $33,006 for the same period in 2017, an decrease of 40%. In addition to effect of insufficient levels of inventory to satisfy orders during the period ended June 30, 2018, the weak Canadian Dollar compared to the United States Dollar during the first six months of fiscal 2018 had a negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. For the six months ended June 30, 2018 revenue generated in the United States was $171,041 compared to $54,659 for the same period in 2017. For the three months ended June 30, 2018 revenue generated in the United States was $141,410 compared to $35,477 for the same period in 2017. These represent year-over-year increases in US- source revenue of approximately 212% and 298%, respectively, and is primarily attributable to new private label sales during the periods ended June 30, 2018.

Sales from online retailers of the Worksport products increased from $141,410 during the six months ended June 30, 2018 to $52,976 during the six months ended June 30, 2017, an increase of 167%. The online retailers accounted for over 57% of total revenue for the six months ended June 30, 2018, compared to 46% for the six months ended June 30, 2017. Distributor sales increased from $96,243 in 2017, to $121,080 in 2018, an increase of over 26%. The remaining revenues consist of sales from key area dealers.

Sales from online retailers of the Worksport products increased from $98,528 in the three months ended June 30, 2018 to $39,675 in the three months ended June 30, 2017, an increase of 148%. Distributor sales decreased from $29,808 in three months ended June 30, 2017, to $19,575, due to inventory shortages. The remaining revenues consist of sales from key area dealers.

Currently, Worksport has one major distributor in Canada, one in the United States, along with its own contracted distribution and inventory facility in Pennsylvania. This does not include multiple independent online retailers.

Although Worksport currently supports a total of 14 dealers and distributors, Worksport believes the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer’s customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales increased for the first six months of 2018 as compared to the first six months of 2017 by 88% from $133,573 to $251,003, representing 85% of revenue. This increase was primarily due to a corresponding increase in sales for the period as well as the reduction of shipping and freight costs included in cost of sales. Our cost of sales, as a percentage of sales, was approximately 79% and 85% for the six months ended June 30, 2017 and 2018, respectively. During the three months ended June 30, 2018, cost of sales increased by 77% to $111,066 from $62,582 in the three months ended June 30, 2017. This increase was due to a corresponding increase in sales for the period as well as delayed invoicing from suppliers related to US shipped sales recognized in the quarter ended March 30, 2018. Cost of sales, as a percentage of sales was approximately 91% and 78% for the three months ended June 30, 2017 and 2018. The increase in the percentage of cost of sales during the three month period is a result of a significant portion of the sales for the quarter were generated from a new product with a lower margin as part of the introduction of the new product with increased shipping costs, paired with delayed billing noted earlier. The increase in the percentage of cost of sales for the six month period ended June 30, 2018 is due to the majority of the sales for the period ended June 30, 2018 being to US customers that generally have higher shipping costs than sales to Canadian customers. Freight costs were $83,919 and $13,980 for the six month periods ended June 30, 2018 and 2017, respectively, and $69,270 and $8,800 for the three month periods ended June 30, 2018 and 2017.

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

Gross Margin

Gross margin percentage for the six month periods ended June 30, 2018 and 2017 were 9% and 21% respectively. The decrease in gross margin reflects an isolated occurrence due to sales promotions during 2018. Gross margin percentage for the three month periods ended June 30, 2018 and 2017 were 0% and 9% respectively. The decrease in gross margin during the three month period is due to the sales promotions mentioned above.

Operating Expenses

Operating expenses for the six months ended June 30, 2018 were $499,361 compared to $1,519,072 for the six months ended June 30, 2017. Operating expenses for the three months ended June 30, 2018 were $309,045 compared to $68,612 for the three months ended June 30, 2017. Our general and administrative expense was consistent between the three months ended June 30, 2018 and 2017 and decreased by $1,326,577, from $1,420,842 to $94,265, between the six months ended June 30, 2018 and 2017. The decrease in the six month period is a result of the fair value of $1,360,000 of 72,000,000 common shares issued to the Company’s CEO during the six months ended June 30, 2018. Professional fees which include accounting, legal and consulting fees, increased from $70,615 for the six months ended June 30, 2017 to $395,605 for the six months ended June 30, 2018 and also increased from $44,562 for the three months ended June 30, 2017 to $274,079 for the three months ended June 30, 2018. The increase is primarily related to amortization of consulting expense which had been paid through the issuance of common stock.

Other Income and Expenses

The Company borrowed funds for working capital requirements in exchange for promissory notes, one of which is convertible into shares of the Company’s common stock. Interest expense related to these notes for the three and six month periods ended June 30, 2018 was $19,837 and $27,127.

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

Net Loss

Net loss for the three and six month periods ended June 30, 2018 were $270,242 and $961,688, respectively, compared to net losses of $1,103,382 and $3,056,800 for the three and six month periods ended June 30, 2017. The decrease in the net losses were mainly due to the fair value of $1,360,000 of 72,000,000 common shares issued to the Company’s CEO during the quarter ended March 31, 2017 offset by an increase in professional fees resulting from the amortization of consulting expense which had been paid through the issuance of common stock.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased from $66,961 at December 31, 2017 to $77,130 at June 30, 2018. The increase was primarily the result of the timing of inbound payments from customers, and outbound payments to vendors. Accounts receivable decreased by $82,424 from $189,502 at December 31, 2017 to $107,078 at June 30, 2018. Inventory increased by $31,948 from $44,635 at December 31, 2017 to $76,583 at June 30, 2018 largely as a result of the timing of the receipt of inventory shipments. Accounts payable and accrued liabilities increased by $105,703 from $230,770 at December 31, 2017 to $336,473 at June 30, 2018. The increase in payables is related to the timing of outbound payments to vendors based on the lack of cash as well as the non cash decrease in payables through the assumption of accounts payable in the amount of $183,443 pursuant to the share issuance claim extinguishment agreement.

Investing Activities

During the six months ended June 30, 2017, Worksport invested $4,873 in warehouse equipment. No investing activities occurred during the six months ended June 30, 2018.

Financing Activities

During the six months ended June 30, 2018, the Company did not have any financing activities. During the six months ended June 30, 2017, Worksport funded working capital requirements principally through the issuance of promissory notes in the amount of $52,081.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, the Company did not complete any unregistered sale of equity securities.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: August 20, 2018	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 20, 2018	By:	/s/ Michael Johnston
Michael Johnston
Interim Chief Financial Officer

