Form 10-Q
period 2018-09-30
Franchise Holdings International, Inc.
filed 2018-11-19
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

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

As of November 19, 2018, the number of shares outstanding of the registrant’s class of common stock was 147,804,278.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Franchise Holdings International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$158,892	$66,961
Accounts receivable	19,015	189,502
Inventory	73,958	44,635
Prepaid inventory	84,800	19,684
Prepaid expenses and deposits	319,654	392,047
Total Current Assets	656,319	712,829
Prepaid Expenses - long term	-	136,466
Property and Equipment, net	42,226	43,079
Intangible Assets, net	11,769	13,096
Total Assets	$710,314	$905,470
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$935,657	$230,770
Income taxes payable	4,986	5,114
Related party loan	22,211	22,211
Current portion of notes payable	272,418	275,844
Total Current Liabilities	1,235,272	533,939
Total Liabilities	1,235,272	533,939
Commitments and Contingencies
Shareholders’ Equity (Deficit)
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 100,000 shares issued and outstanding	10,000	10,000
Common stock, $0.0001 par value, 299,000,000 shares authorized, 147,804,278 and 122,327,240 shares issued and outstanding, respectively	14,780	12,233
Additional paid-in capital	7,801,098	7,464,617
Share subscriptions receivable	(10,755)	(10,755)
Share subscriptions payable	1,612,330	1,531,080
Accumulated deficit	(9,873,043)	(8,591,261)
Cumulative translation adjustment	(79,368)	(44,383)
Total Shareholders’ Equity (Deficit)	(524,958)	371,531
Total Liabilities and Shareholders’ Equity (Deficit)	$710,314	$905,470

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$5,954	$20,315	$300,113	$190,062
Cost of Goods Sold	54,270	17,296	305,273	150,869
Gross Profit	(48,316)	3,019	(5,160)	39,193
Operating Expenses
General and administrative	39,069	20,946	133,334	1,441,788
Sales and marketing	2,863	948	11,178	2,465
Professional fees	207,981	91,450	603,586	162,065
Loss (gain) on foreign exchange	(3,939)	(454)	(2,763)	25,644
Total operating expenses	245,974	112,890	745,335	1,631,962
Loss from operations	(294,290)	(109,871)	(750,495)	(1,592,769)
Other Expense
Interest expense	(7,798)	(1,573)	(34,925)	(12,371)
Loss on derivative	-	-	-	(484,720)
Debt issuance costs	-	-	-	(2,971)
Finance charges	(7)	(6,578)	(420)	(35,669)
Loss on settlement of debt	-	-	(495,943)	(1,046,322)
Total other expense	(7,805)	(8,151)	(531,288)	(1,582,053)
Net Loss	(302,095)	(118,022)	(1,281,783)	(3,174,822)
Other Comprehensive Loss
Foreign currency translation adjustment	(22,424)	(8,850)	(34,985)	(8,352)
Comprehensive Loss	$(324,519)	$(126,872)	(1,316,768)	(3,183,174)
Loss per Share (basic and diluted)	$(0.00)	$(0.00)	(0.01)	(0.02)
Weighted Average Number of Shares (basic and diluted)	140,780,314	205,243,762	129,373,290	184,081,305

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
Operating Activities
Net Loss	$(1,281,783)	$(3,174,822)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,180	1,290
Accrued interest	-	16,835
Finance charges and interest paid in shares	-	24,824
Professional fees paid in shares	-	29,374
Stock based compensation	-	1,360,000
Accretion of debt discount	-	2,971
Loss on settlement of debt	495,944	1,046,322
Loss on derivative	-	484,720
	(783,659)	(208,486)
Changes in operating assets and liabilities	739,000	126,600
Net cash used in operating activities	(44,659)	(81,886)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(14,875)
Net cash used in investing activities	-	(14,875)

Financing Activities
Proceeds from issuance of stock for cash	175,000	-
Repayment of overdraft	-	(870)
Proceeds from share subscriptions receivable	-	1,750
Proceeds from notes payable	-	53,389
Proceeds from shareholder loans	-	22,536
Proceeds from loan payable	-	19,262
Repayment of promissory notes	-	(7,658)
Net cash provided by financing activities	175,000	88,409
Effects of Foreign Currency Translation	(38,410)	8,352
Change in cash	91,931	-
Cash and cash equivalents - beginning of year	66,961	-
Cash and cash equivalents end of year	$158,892	$-
Supplemental disclosure of cash flow information:
Interest paid	$16,604	$-
Supplemental Disclosure of non-cash investing and financing Activities
Shares issued for settlement of notes and accounts payable	$172,056	$-
Shares issued for consulting agreements	393,750	-
Common shares issued to CEO	-	1,460,000
Common shares issued as finance charges	-	21,000
Conversion of promissory notes	-	1,314,904
Increase (decrease) in share subscriptions payable	(589,694)	1,231,079
Increase in share subscriptions receivable	-	39,415

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

1. Basis of Presentation and Going Concern

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on June 15, 2018.

b) Functional and Reporting Currency

These interim financial statements are presented in United States Dollars. The functional currency of the Company is the Canadian Dollar. For purposes of preparing these interim financial statements, balances denominated in Canadian Dollars outstanding at September 30, 2018 were converted into United States Dollars at a rate of 1.29 Canadian Dollars to one United States Dollar. Balances denominated in Canadian Dollars outstanding at December 31, 2017 were converted into United States Dollars at a rate of 1.26 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended September 30, 2018 were converted into United States Dollars at an average rate of 1.29 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended September 30, 2017 were converted into United States Dollars at an average rate of 1.31 Canadian Dollars to one United States Dollar.

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

d) Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the nine-month period ended September 30, 2018, the Company incurred a net loss of $1,281,783 and as of that date, the Company’s accumulated deficit was $9,873,043. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available the Company may be forced to discontinue operations, which would cause investors to lose their entire investment. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

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

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard became effective for the Company’s fiscal year beginning January 1, 2018. The adoption of ASC 606 on January 1, 2018 did not have an impact on the way we recognized revenue during the nine months ended September 30, 2018.

3. Inventory

Inventory consists of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Finished goods	73,680	$44,635
Raw materials	278	-
	$73,958	$44,635
Prepaid inventory	$84,800	$19,684

4. Secured Notes Payable

Secured notes payable consists of the following at September 30, 2018 and December 31, 2017:

	2018	2017

Balance owing, December 31,	$272,418	$275,844
Less amounts due within one year	(272,418)	(275,844)
Long-term portion	$-	$-

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

During the period ended September 30, 2017, certain convertible promissory notes to which the derivative liabilities relate, were converted to shares of the Company’s common stock. During the period ended September 30, 2017, the Company recognized an aggregate loss on the value of the derivative liability of $484,720 related to the changes in value from January 1, 2017 to the dates upon which the convertible promissory notes were converted.

6. Common Stock

During the period ended September 30, 2018, the Company issued 5,944,449 common shares under the share payable agreements mentioned in Note 7.

During the period ended September 30, 2018, the Company issued 18,750,000 common shares related to consulting agreements with two individuals.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

During the period ended September 30, 2018, the Company received proceeds of $175,000 on subscription agreements ($0.02 per share). The Company has not issued the shares so the $175,000 is classified as share subscription payable. The Company will issue 8,750,000 shares in conjunction with this capital raise.

During the period ended September 30, 2018, the Company issued 782,609 shares valued at $0.023 per share to settle a payable.

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

7. Share Payable/ Claim Extinguishment Agreement

During the nine months ended September 30, 2018, the Company entered into an agreement with an investor relations company to provide various services to the Company. These services were valued at $150,000 and will be charged to expense as certain milestones are met. The agreement is to be settled through the issuance of 7,500,000 common shares. From April through September, the investor relations company had met milestones that corresponded to $63,600 of expense being recorded. None of the shares had been issued through September 30, 2018.

During the nine months ended September 30, 2018, the Company entered into a share issuance/ claim extinguishment agreement with two parties, pursuant to which the Company agreed to issue 50,000,000 shares of its common stock in exchange for the assumption of aggregate accounts payable of the Company totaling $154,057. The fair value of the shares to be issued was estimated to be $650,000 resulting in a loss on the settlement of debt in the amount of $495,943 recognized during the nine months ended September 30, 2018. During the period ended September 30, 2018, 5,944,449 shares were issued under this agreement which reduced the stock subscription payable by $77,278. The third parties failed to pay the Company’s vendors as agreed so the Company notified them that they are in breach of contract. The matter has yet to be resolved but the Company does not expect to issue the remaining shares. As of September 30, 2018, the remaining stock subscription payable of $572,722 was reclassified into accounts payable on the balance sheet.

During the nine months ended September 30, 2018, the Company entered into a share issuance agreement with a public relations company whereby they would issue shares in satisfaction for service rendered. Through September 30, 2018, the public relations company provided services valued at $18,000. During September 2018, the Company issued 782,609 shares valued at $0.023 per share to settle the payable.

During the year ended December 31, 2017, the Company entered into a share issuance/ claim extinguishment agreement with another party, pursuant to which the Company agreed to issue 35,000,000 shares of its common stock in exchange for the assumption of aggregate accounts payable of the Company of $183,443. During the year ended December 31, 2017, the Company issued 10,400,000 of the shares leaving 24,600,000 shares with a value of $856,080 to be issued as at December 31, 2017. No shares were issued during the nine months ended September 30, 2018.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

8. Consulting Agreement

During the period ended September 30, 2017, the Company entered into a consulting agreement, pursuant to which the Company will issue 12,500,000 common shares of the Company, upon written demand by the consultant, in exchange for consulting services for a period of 18 months. The fair value of the 12,500,000 common shares to be issued was estimated to be $375,000 and the Company has recorded this amount as prepaid expenses and share subscriptions payable as at September 30, 2017 as the shares had yet to be issued as at that date. The Company recorded professional fees expense of $187,500 and $8,929 during the period ended September 30, 2018 and 2017, respectively, related to this agreement. The 12,500,000 shares were issued to the consultant during the three months ended September 30, 2018.

9. Related Party Transactions

During the nine month period ended September 30, 2018, the Company recorded salaries expense of $53,118 (2017 - $29,540) related to services rendered to the Company by its major shareholder and CEO. During the nine month period ended September 30, 2018, the Company recognized revenue of $377 (2017 - $7,719) for goods sold to a company with a director, officer and shareholder in common. During the three month period ended September 30, 2018, the Company recorded salaries expense of $17,443 (2017 - $7,525) related to services rendered to the Company by its major shareholder and CEO. During the three month period ended September 30, 2018, the Company recognized revenue of $0 (2017 - $1,001) for goods sold to a company with a director, officer and shareholder in common

10. Concentration of Customer Risk

The following table includes the percentage of the Company’s sales to significant customers for the nine months ended September 30, 2018 and 2017, as well as the balance included in accounts receivable for each significant customer as at September 30, 2018 and 2017. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales.

	2018		2017
	$	%	$	%
Customer A	121,079	41.0%	100,236	52.7
Customer B	87,788	30.0%	35,158	18.5
Customer C	42,687	14.0%	20,076	10.6

The loss of any of these key customers could have an adverse effect on the Company’s business.

11. Evaluation of Subsequent Events

The Company has evaluated subsequent events through November 19, 2018 which is the date the financial statements were available to be issued and noted no other subsequent events.

During October 2018, the Company signed a stock subscription agreement. The Company will issue 6,250,000 shares at $0.02 per share. The $125,000 was received during October 2018. The shares have not been issued as of the date of this filing.

During October 2018, the Company granted a warrant to an individual to purchase 7,500,000 shares of common stock at an exercise price of $0.02 per share. The warrant may be exercised until March 20, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Franchise Holdings International, Inc. (“FNHI”), and its wholly-owned subsidiary, Worksport, Ltd. (“Worksport”) for the three and nine months ended September 30, 2018 and 2017, and the notes thereto. Additional information relating to FNHI is available at Worksport.ca

Safe Harbor for Forward-Looking Statements

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

Results of Operations

Revenue

For the nine months ended September 30, 2018, revenue generated from the entire line of Worksport products was $300,113, as compared to $190,062 for the nine months ended September 30, 2017. The year over year increase of approximately 58% was mainly attributable to strong sales during the first six months of 2018. For the three months ended September 30, 2018, revenue generated from the entire line of Worksport products was $5,954, as compared to $20,315 for the three months ended September 30, 2017. The year over year decrease of approximately 71% was mainly attributable to a transition from the Company’s former name, Truxmart, to Worksport. The company required additional time than estimated to secure its trademark rights for its new name, Worksport. This resulted in the company being unable to produce product or conduct new sales for most of the quarter. Subsequently, the company was able to secure its trademark for the Worksport name and logo and expects strong sales during Q4, onwards.

For the nine months ended September 30, 2018, revenue generated by Canadian customers was $123,887 compared to $117,920 for the same period in 2017, an increase of 5%. For the three months ended September 30, 2018, revenue generated by Canadian customers was $769 compared to $2,832 for the same period in 2017, a decrease of 73%. The decrease is attributable to a small credit towards a Canadian account during the third quarter. For the nine months ended September 30, 2018, revenue generated in the United States was $176,226 compared to $72,142 for the same period in 2017. For the three months ended September 30, 2018, revenue generated in the United States was $5,185 compared to $17,483 for the same period in 2017. These represent a year-over-year increase of 144% and decrease of 70%, respectively, in US- source revenue.

Sales from online retailers of the Worksport products increased from $70,745 in the nine months ended September 30, 2017, to $133,337 in the nine months ended September 30, 2018, an increase of 151%. The online retailers accounted for over 48% of total revenue for the nine months ended September 30, 2018, compared to 37% for the nine months ended September 30, 2017. Distributor sales decreased from $118,337 in 2018, to $118,337 in the nine months ending 2017.

Sales from online retailers of the Worksport products decreased from $17,812 in the three months ended September 30, 2017, to $4,986 in the three months ended September 30, 2018, a decrease of 118%. The online retailers accounted for 100% of total revenue for the three months ended September 30, 2018, compared to 94% for the three months ended September 30, 2017. Distributor sales decreased from $1,085 in 2017, to $0 in the three months ending September 30, 2018.

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

The Company required additional time than estimated to secure its trademark rights for its new name, Worksport. This resulted in the Company being unable to produce product or conduct new sales for most of the quarter. Subsequently, the Company was able to secure its trademark for the Worksport name and logo and expects strong sales during Q4, onwards.

Cost of Sales

Cost of sales increased for the first nine months of 2018, as compared to the first nine months of 2017, by 113% from $150,869 to $320,982. This increase was mainly due to the increase in net sales. Our cost of sales, as a percentage of sales, was approximately 107% and 79% for the nine months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, cost of sales increased by 305% to $69,979 from $17,296 in the three months ended September 30, 2017. This increase was due to increased sales for the period. Cost of sales, as a percentage of sales was approximately 1,175% and 85% for the three months ended September 30, 2018 and 2017, respectively. The increase in the percentage of cost of sales for the nine month period ended September 30, 2018 is due to the stabilization of the foreign exchange rates used to translate sales denominated in Canadian Dollars to Unites States Dollars. Freight costs were $30,963 and $19,856 for the nine month periods ended September 30, 2018 and 2017 and $0 and $5,876 for the three month periods ended September 30, 2018 and 2017, respectively.

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

Gross Margin

Gross margin percentage for the nine month periods ended September 30, 2018 and 2017 was -2% and 21% respectively. Gross margin percentage for the three month periods ended September 30, 2018 and 2017 was -811% and 15% respectively. The decrease in gross margin for the nine months is primarily related to the introduction of fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting. As substantially all of the sales for the three months ended September 30, 2018 were denominated in United States Dollars, foreign exchange translation was not a factor in contributing to fluctuations in gross margin.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 were $745,335 compared to $1,631,962 for the nine months ended September 30, 2017. Operating expenses for the three months ended September 30, 2018 were $245,974 compared to $112,890 for the three months ended September 30, 2017. Our general and administrative expense decreased by $1,308,454, from $1,441,788 to $133,334, during the nine months ended September 30, 2018 and increased by $18,123, from $20,946 to $39,069, during the three months ended September 30, 2018. The decrease for the nine months was mainly due to 72,000,000 common shares (fair value of $1,360,000) issued to the Company’s CEO during the quarter ended March 31, 2017 without comparable losses in 2018. The increase between the three month periods is a result of an overall increase in travel and office expenses. Sales and marketing increased by $8,713 to $11,178 for the nine months ended September 30, 2018 compared to $2,465 during the nine months ended September 30, 2017 and by $1,915 from $948 for the three months ended September 30, 2017 to $2,863 for the three months ended September 30, 2018. These increases are due to an increase in the trade show activity. Professional fees which include accounting, legal and consulting fees, increased from $162,065 for the nine months ended September 30, 2017 to $603,586 for the nine months ended September 30, 2018 and also increased from $91,450 for the three months ended September 30, 2017 to $207,981 for the three months ended September 30, 2018. The increases for the periods is the result of two consulting agreements entered into during the quarter ended September 30, 2017. The Company also realized a gain on foreign exchange in the amount of $2,763 during the nine months ended September 30, 2018, an increase of $28,407 when compared to a loss on foreign exchange of $25,644 during the nine months ended September 30, 2017. This loss was the result of the Company converting Canadian cash generated by sales to Canadian customers into United States Dollars in order to purchase inventory and pay operating expenses denominated in United States Dollars. The company realized a gain on foreign exchange in the amount of $3,939 during the three months ended September 30, 2018, which represents an increase of $3,485 when compared to a gain on foreign exchange of $454 incurred during the three months ended September 30, 2017.

Other Income and Expenses

Late in the 2017 fiscal year and during fiscal 2018, the Company borrowed funds for working capital requirements in exchange for promissory notes, one of which is convertible into shares of the Company’s common stock. During the three and nine month periods ended September 30, 2018, the Company incurred interest of $7,798 and $34,925, respectively, related to these notes. During the three and nine month periods ended September 30, 2017, the Company incurred interest of $6,632 and $19,305, respectively. The remaining balance of interest expense relates to regular bank charges and interest.

Net Loss

Net loss for the three and nine month periods ended September 30, 2018 was $302,095 and $1,281,783, respectively, compared to net losses of $118,022 and $3,174,822 for the three and nine month periods ended September 30, 2017. The decrease in the net losses were mainly due to 72,000,000 common shares (fair value of $1,360,000) issued to the Company’s CEO during the quarter ended March 31, 2017, the loss on derivative during the nine months ended September 30, 2017 and the loss on settlement of debt in the same period of 2017 without comparable losses in 2018.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased from $66,961 at December 31, 2017 to $158,892 at September 30, 2018. The increase was primarily the result of the timing of inbound payments from customers, and outbound payments to vendors. Accounts receivable decreased by $170,487 from $189,502 at December 31, 2017 to $19,015 at September 30, 2018. Inventory increased by $29,323 from $44,635 at December 31, 2017 to $73,958 at September 30, 2018 largely as a result of the timing of the receipt of inventory shipments. Accounts payable and accrued liabilities increased by $704,887 from $230,770 at December 31, 2017 to $935,657 at September 30, 2018. The increase in payables is related to the timing of outbound payments to vendors based on the lack of cash as well as the non-cash increase in payables of $572,722 related to share subscription payables that will no longer be paid through the issuance of shares. The increase in payables is partially offset by the assumption of accounts payable in the amount of $172,056 pursuant to the share issuance/ claim extinguishment agreement.

The Company’s bank overdraft decreased from $2,365 at December 31, 2016 to $1,765 at September 30, 2017. The decrease was primarily the result of the timing of inbound payments from customers, and outbound payments to vendors. Accounts receivable decreased by $72,763 from $81,146 at December 31, 2016 to $8,383 at September 30, 2017. Inventory decreased by $46,697 from $78,975at December 31, 2016 to $32,278 at September 30, 2017 as a result of the timing of the receipt of inventory shipments. Accounts payable and accrued liabilities decreased by $225,385 from $340,270 at December 31, 2016 to $114,885 at September 30, 2017. The decrease in payables is related to the payment of various outstanding amounts as well as the assumption of accounts payable in the amount of $183,443 pursuant to the share issuance/ claim extinguishment agreement.

Investing Activities

During the nine months ended September 30, 2017, Worksport invested $14,875 in warehouse equipment. No investing activities occurred during the nine months ended September 30, 2018.

Financing Activities

During the nine months ended September 30, 2018, the Company received proceeds of $175,000 from the issuance of common stock for cash. During the nine months ended September 30, 2017, Worksport funded working capital requirements principally through the issuance of promissory notes, shareholder loans and loans payable in the amount of $53,389, $22,536, and $19,262, respectively.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2018, the Company did not complete any unregistered sale of equity securities.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: November 19, 2018	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 19, 2018	By:	/s/ Michael Johnston
Michael Johnston
Interim Chief Financial Officer

