Form 10-K
period 2018-12-31
Franchise Holdings International, Inc.
filed 2019-05-13
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-27631

Franchise Holdings International, Inc.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	65-0782227
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number, including area code: (888) 554-8789

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter year that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [  ] No: [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter year that the registrant was required to submit and post such files. Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition year for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

As of December 31, 2018, there were the following shares outstanding: Common Stock, $0.0001 par value, 24,634,051. Preferred stock, $0.001 par value, 1,000,000 preferred shares.

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

On December 16, 2014, Franchise Holdings International, Inc. (FNHI) entered into an Agreement (the “Agreement”) to acquire all issued and outstanding shares of Worksport Ltd. (The Company” or Worksport”), an Ontario (Canada) corporation located at 8820 Jane St, Vaughan, Ontario, L4K 2M9 Canada.

Operations

General

Worksport was founded in 2011 to take advantage of the limited innovation provided by existing tonneau cover manufacturers. Tonneau covers have remained much the same in price and design since 2005, with one main company controlling a majority of the tonneau cover market. This dynamic market segment is in need of a new innovative manufacturer of high quality, functional, and aggressively priced tonneau covers. Worksport has developed multiple products for the most prominent pick-up trucks available in North America. Details of each product can be found at www.Worksport.com. Worksport sells its products through wholesalers in Canada and the U.S. and through third-party online retailers. Worksport also manufactures its patented designed covers for other businesses under its private label and OEM manufacturing initiative.

On April 20th, 2018, the board of directors approved special resolutions to the articles of incorporation of Truxmart Ltd, as incorporated in the province on Ontario, Canada. The articles of the Corporation were amended to change the name of the Corporation from Truxmart Ltd. to Worksport Ltd.

Nature of Products and Services

2017 Truck Sales

Ram sold more pickup trucks in the United States during April 2017 than Chevrolet. Truck sales numbers are in. This is the second month this calendar year that Ram full-size truck lineup is outselling Chevrolet. Chevy Silverado is still in second place with Year-To- Date numbers, but the sales are declining when compared to same time years last year.

Ford F-Series is still number one in United States sales. Even if you combine the Silverado and Sierra sales together, these are still lower than the F-Series numbers. Although, Ford sales in April were about even when compared to last year (-0.2%).

Toyota Tundra is also sliding down in sales, but it has a firm grasp on the fifth place. The Nissan Titan is gaining sales with the availability of the half-ton and XD variants, but raw numbers are still relatively low. Nissan sold 4,033 Titans in April 2017. (http://www.tfltruck.com/2017/05/2017-april-pickup-truck-sales-sales-report/)

The August 2017 sales numbers for the United States are in. Ford F-Series continues to lead in full-size pickup truck sales. Chevrolet is now comfortable in second place for sales in August and so far this year. Ram struggled a little in August, but the company held the third position without much worry. GMC Sierra sales started to come up as well, but they are still down when compared to last year. Toyota Tundra had a fairly good month and about even for the month. Nissan Titan is still struggling to get sales momentum.

Full-Size Truck Sales – August 2017

	Aug 2017 #	Aug 2017/2016	YTD 2017 #	YTD 2017/2016%
Ford F-Series	77,007	15.0%	576,334	9.2%
Chevrolet Silverado	54,448	3.9%	363,354	-4.4%

	Aug 2017 #	Aug 2017/2016	YTD 2017 #	YTD 2017/2016%
Ram	37,608	-7.0%	327,759	5.0%
GMC Sierra	17,254	-1.3%	136,370	-6.8%
Toyota Tundra	10,320	4.5%	74,518	-1.1%
Nissan Titan	3,521	182.1%	31,776	274.3%

(http://www.tfltruck.com/2017/09/template-full-size-truck-august-sales-report/)

2018 Truck Sales

If you were wondering if Ford would sell over one million full-size trucks in 2018, they did not. However, Ford sold 909,330 F-Series trucks and improved by 1.4% over the previous year.

GM sold nearly the same number (small increase) of pickup trucks in 2018 as they did in 2017. The Chevy Silverado and the GMC Sierra combined for a total of 805,135 trucks in 2018. GM sold 803,807 full-size truck the year prior.

Ram showed a considerable 7.2% increase year-over-year, but Ram is still in third place. Toyota showed a 1.7% improvement in Tundra sales, so it’s holding the line. The same cannot be said for the Nissan Titan. Nissan’s big pickup truck decreased -4.7% in annual sales.

	DEC 18 #		MoM 18/17%	YTD 18 #	YTD 18/17%
Ford F-Series	87,772		-1.8%	909,330	1.4%
Chevy Silverado	53,906	*	-3.6%	585,581	-0.0%
Ram	60,155		34.0%	536,980	7.2%
GMC Sierra	22,437	*	6.1%	219,554	0.7%
Toyota Tundra	11,216		3.0%	118,258	1.7%
Nissan Titan	4,661		-16.5%	50,459	-4.7%
Total	240,147		5.5%	2,420,162	2.1%

The entire USA full-size truck market grew by 2.1% in 2018 over 2017, which is great news for all pickup truck enthusiasts. The truck world is healthy in general.

https://www.tfltruck.com/2019/01/year-wrap-up-what-is-the-best-selling-truck-in-2018-here-you-go/

Canadian sales of pickup trucks began a rapid ascent as the economic collapse of a decade ago came to an end. If fuel prices fluctuated, pickup truck sales increased. If passenger car volume dropped, pickup truck sales improved. If SUV demand grew, pickup truck sales grew, too.

Then along came 2018, and five years of the pickup truck’s ascent came to a screeching halt. Don’t confuse the sector’s seven-per-cent year-over-year decline in 2018 with poor volume — Canadian businesses, governments, and individuals still acquired more new pickup trucks in 2018 than during any of those post-recession years.

But the growth rate was clearly not sustainable. Overall, auto sales grew nearly 40 per cent between 2009 and 2017; and pickup truck volume exploded at a 75 per cent clip during the same phase. There was bound to be a move toward the norm at some point, and that move began in 2018.

Pickup truck volume fell by 28,000 units over the last 12 months. The bulk of those losses came in the massive full-size category, which accounts for 9 out of every 10 pickup sales. Midsize pickup volume, on the other hand, actually increased seven per cent, even before the launches of the new Ford Ranger and Jeep Gladiator.

Pickups still produce one-fifth of all auto sales in Canada, a greater share than the same trucks south of the border. With figures from the Global Automakers of Canada, these are the 11 best-selling pickup trucks in Canada. In fact, these are figures for each and every pickup truck nameplate on sale in Canada.

11. Honda Ridgeline: 4,094, down 12 per cent

10. Nissan Frontier: 4,134, down 3 per cent

9. Nissan Titan: 5,445, up 4 per cent

8. GMC Canyon: 6,706, up 7 per cent

7. Chevrolet Colorado: 9,348, up 16 per cent

6. Toyota Tundra: 11,738, up 24 per cent

5. Toyota Tacoma: 13,878, up 11 per cent 2019 Toyota Tacoma TRD Pro

4. Chevrolet Silverado: 55,334, down 6 per cent

3. GMC Sierra: 56,242, down 9 per cent

2. Ram P/U: 84,854, down 14 per cent

1. Ford F-Series: 145,694, down 6 per cent

https://driving.ca/ford/f-150/features/feature-story/canadas-11-best-selling-pickup-trucks-in-2018

In the USA, truck sales were solid.

The U.S. auto market has been strong in the first two quarters of 2018. More than 8.6 million cars have been sold in 2018 through the first half of the year, that’s a YTD year-over-year increase of nearly 2%, according to data from Kelley Blue Book, the automotive research company.

Demand for pickup trucks has been particularly strong, with YTD new sales hitting 1,415,389, according to Kelley Blue Book’s data. This has come with American consumers making a concurrent decision to abandon the sedan and passenger car.

All three of America’s big three automakers (Ford, General Motors, Fiat Chrysler Automobiles) have pickup trucks on the market. In fact, the top-3 best-selling trucks so far in 2018 are Ford’s F-Series, GM’s Chevrolet Silverado, and FCA’s Ram Pickup.

But other truck models have broken in and gained market share. The trucks that have made the greatest year-over-year improvement in 2018 are GMC Canyon, Chevrolet Colorado, and Toyota Tacoma. In fact, Chevrolet Colorado’s year-over-year sales have risen a whopping 38.9% compared to this time in 2017.

The cars that saw the largest year-over-year drop in sales are Honda Ridgeline, Nissan Titan, and Ram Pickup. The Honda Ridgeline saw the greatest year-over-year decline, with its sales down 19.4% as compared to 2017.

Americans love their pickup trucks though. Below are the 11 best-selling full-size and mid-size pickup trucks in the first two quarters of 2018.

11. Honda Ridgeline: 14,988 sold in 2018. Down 19.4% over 2017.

10. GMC Canyon: 16,848 sold in 2018. Up 13.2% over 2017.

9. Nissan Titan: 23,294. -4.8%.

8. Nissan Frontier: 41,701. +10.3%.

7. Toyota Tundra: 55,792. +4.0%.

6. Chevrolet Colorado: 69,875. +38.9% 5. GMC Sierra: 100,874. +1.7%.

4. Toyota Tacoma: 116,266. +22.9%.

3. Ram Pickup: 233,539. -6.7%.

2. Chevrolet Silverado: 291,074. +10.7%. 1. Ford F-Series: 451,138. +4.9%.

https://www.businessinsider.com/best-selling-pickup-trucks-in-us-in-2018-2018-8

2018 SEMA Report

The 2018 SEMA Report shows the results of the previous year and indicates that 2017 was another good year for the specialty-equipment industry. The overall size of the market grew to $42.92 billion. The 4% growth continues a multiple-year trend. SEMA projects that enter the market will continue to grow through the end of 2018 and bring retail sales close to $45 billion.

This current growth trend is fueled by strong overall economic performance, including an ongoing decline in unemployment and growth in consumer spending. A strong economy paired with rising consumer confidence means that more people are willing to spend money on discretionary items, such as specialty automotive parts. While new vehicle sales have leveled off, they still remain at near-record highs—close to 17 million per year. Recently announced tariffs on imported steel, aluminum, etc. and other policy changes could affect the economy and the industry in 2018, but to this point, demand has been strong.

TRUCK BED COVERS

Source: 2017 SEMA Market Data

2014 MARKET SIZE	2015 MARKET SIZE	2016 MARKET SIZE	2017 MARKET SIZE
$0.29 BILLION	$0.41 BILLION	$0.49 BILLION	$0.50 BILLION

SALES CHANNEL – SHARE OF DOLLARS

Specialty Retailer/Installer – Physical Location	22%
Online Only General Retailer	17%
Specialty Retailer/Installer – Online	17%
New Vehicle Dealership	15%
Direct from Parts Manufacturer – Online	7%
Online Auction Site	6%
Auto Parts Chains – Online	4%
Auto Parts Chains – Physical Location	3%
Car / Truck Show	3%
General Retail Chains – Physical Location	2%
Direct from Parts Manufacturer – Physical Location	1%
Tire Shop – Physical Location	1%
General Retail Chains – Online	0%
Tire Shop – Online	0%
Other – Online	1%
Other – Physical Location	1%

VEHICLE SEGMENT – SHARE OF DOLLARS

Small Car	0%
Mid Range Car	0%
Upscale Car	0%
Sports Car	0%
Alternative Power	0%
CUV	0%
SUV	0%
Pickup	99%
Van	1%
Classic	0%

EXAMPLE PARTS

Pickup Tonneau Cover

BOUGHT ONLINE

SHIPPED TO HOME	IN-STORE PICKUP/ INSTALL
50% OF PURCHASES	7% OF PURCHASES

BOUGHT IN-STORE

SHIPPED TO HOME	IN-STORE PICKUP/ INSTALL
6% OF PURCHASES	37% OF PURCHASES

MANUFACTURERS WITH SALES GROWTH

46%

DIY INSTALLATION SHARE

65%

(excerpt from 2018 SEMA report, relating to the tonneau cover aftermarket in USA / non-oem dealer sales)

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

Toyota Motor Co.

Ford Motor Co.

Nissan Motor Co.

General Motors

FCA Automotive (RAM Trucks)

In 2017, each vehicle manufacturer above, purchases their OEM brand tonneau covers (tonneau cover installed at the factory) from an independent accessory manufacturer, such as Worksport. No vehicle manufacturer designs and manufacturers their own tonneau covers.

Worksport’s target market includes master warehouse distributors and dealers.

In the Canadian market, Worksport does the majority of its business with warehouse distributors, and select dealer customers. In the US market, Worksport’s customer base is mostly dealers and wholesalers.

Worksport USA is a supplying member of one of the largest after-market buying groups in the USA. American Aftermarket Group (AAG), owned by Line-X coatings, consists of over 700 car and truck accessory stores. Being a supplying member of AAG gives Worksport access to most of the large truck accessory dealers, wholesalers, and online stores in the USA. Our products are sold to AAG members by the sales staff at AAG and all customer service and maintenance is done through phone calls, emails, and infrequent visits.

Worksport Canada sells to only select dealers in Ontario as well as, the largest warehouse distributor in eastern Canada. Robert Thibert in Châteauguay, QC has over 600,000 square feet of warehouse space in three provinces in Canada. Robert Thibert is responsible for stocking and selling our product to their customer base in Canada. Worksport dealer sales in Ontario are to only select dealers who assist with product feedback.

Regular contact is made with our customer base about new product, promotions, updates, and general sales by phone, email, and in person, when possible.

A partial list of our customers includes:

Enterprise Robert Thibert (Québec, Canada)

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

Worksport will continue to grow private label sales where Worksport sells products, branded as other companies’ products. Clients who wish to participate in the tonneau cover market, but do not have the ability to navigate the complex manufacturing processes paired with challenging intellectual property rights can utilize Worksports designs, patents, factories, and distribution infrastructure to be able to stock and sell its own unique product without facing any challenges of directly manufacturing.

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

Worksport also plans to gain market share and core value by internally engineering our products to best suit the evolving needs of the consumer as well as a strong intellectual property portfolio (2 Granted Patent, 3 patent applications in Canada and USA – as of 2019)

The Company’s current product lines are as follows:

1. Worksport Tri Fold (introduced in 2011)

The Worksport Tri Fold is our staple soft folding tonneau cover. The Tri Fold is made with features such as stainless steel hardware, double coated vinyl tarp, and all aluminum and plastic coated front clamps. The Tri Fold is made available to our customer base at an average cost savings of 5% over competing products. Worksport has designed multiple unique variations of this product and is currently manufacturing various versions for Worksport branded sales, as well as private label clients.

2. Worksport Smart Fold (introduced in 2012)

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

3. Worksport Quad-Fold (Introduced 2015)

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

4. Worksport Forte (2nd Gen launched in 2016 as Private Label in Canada Only)

Taking valuable information learned from the launch of the first generation Worksport Forte. The all-new redesigned Worksport Forte “GEN2” has been engineered to be easy to install and operate while being offered at an MAP price that fills a much needed void between soft and hard tonneau covers.

The GEN2 Forte cover will now be built using 6MM thick aluminum panels with a robust honeycomb core, coated in a durable matte- black scratch resistant powder coating. The GEN2 Forte cover will be 30% lighter and cost 25-30% less to manufacture. With robust packaging, the lighter weight GEN2 Forte will also save time and money with up to 10% more load quantity in a standard 40’ HC container, therefore maximizing value and product profitability. Notably, the GEN2 Forte will not come with the same cargo-division and tool bags as its predecessor, as cargo division and storage solutions are being closely reviewed and implemented with the Worksport Alpha series of products.

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

Worksport also launched its new Alpha series of tonneau covers at SEMA 2015. The Alpha products are set to be released late 2019, upon successful capital raise for new research and development. The Alpha and Alpha Helios model covers are anticipated to be very successful in the automotive aftermarket.

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

Proprietary Information

Patent

As of this date, the Company through Mr. Rossi has obtained two U.S. Patents. In addition, the Company retained patent counsel in October 2014 to file three provisional U.S. patent applications, also in this arena, one of which was granted March, 2019. In March 2019, the Company filed one additional provisional patent for multiple inventions in the arena.Worksport has paid $11,419 since approximately October 26, 2012, toward the costs of obtaining US Patent 8,814,249 - System for securing a truck bed cover, (filed October 26, 2012, granted May 1, 2014). This patent is owned by Steven Rossi, previously the sole stockholder of Worksport. Under an exclusive license agreement between the Company and Mr. Rossi, dated November 26, 2014, Worksport has the right to commercialize this patent. Under this agreement, Worksport is not obligated to pay any royalties to Mr. Rossi. It is, however, obligated to pay any expenses incurred to keep the patent in full force and effect. In 2015 Steven Rossi, CEO of Worksport, filed three patent applications and one provisional patent application all under exclusive license to Worksport.

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

Our investor relations department can be contacted at our principal executive office at 3120 Rutherford Road, Suite 414, Vaughan, Ontario, Canada L4K 0B2. Our phone number is 1 (888) 554-8789. Our website is www.franchiseholdingsinternational.com

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 2. PROPERTIES

We currently occupy office space in Toronto, Ontario. All Worksport product in the USA is stocked by a bonded third party logistics warehouse at an annual rent of approximately $10,000. We have virtually no owned equipment and rely on contracted logistics partners and their equipment to support Worksports supply chain and distribution.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets (“OTCQB”) under the symbol “FNHID.”

The table below sets forth the high and low closing prices of the Company’s Common Stock during the years indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2018		December 31, 2017
	High	Low	High	Low
First Quarter	$0.027	$0.011	$0.060	$0.006
Second Quarter	$0.019	$0.008	$0.048	$0.025
Third Quarter	$0.042	$0.017	$0.052	$0.019
Fourth Quarter	$0.042	$0.017	$0.030	$0.012

The closing sales price of the Company’s common stock as reported on May 13, 2019 was $0.1377 per share.

Holders

As of May 13th, 2019, there were approximately 120 record holders of our common stock and there are 39,217,661 shares of our common stock outstanding.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2018, the Company completed three unregistered sales of equity securities, all pursuant to Rule 506(b) of Regulation D. The company raised $300,000 in exchange for 2,500,001 post consolidation common shares of the company. This consisted of the following investments:

Date	Amount	Securities Purchased
Sept-17-2018	$150,000.00	1,250,000.00
Sept-18-2018	$25,000.00	208,334.00
Oct-26-2018	$125,000.00	1,041,667.00
TOTAL	$300,000.00	2,500,001.00

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the three months ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of FNHI for the years ended December 31, 2018 and 2017, and the notes thereto. Additional information relating to FNHI is available at www.franchiseholdingsinternational.com

Safe Harbor for Forward-Looking Statements

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

Results of Operations

Revenue

For the year ended December 31, 2018, revenue from the entire line of Worksport products were $481,521, as compared to $408,701 for the year ended, December 31, 2017. The year over year sales remained fairly stable with an increase of approximately 18% as the three private label clients and availability of product to fill orders in the USA and Canada was more consistent.

For the year ended December 31, 2018 revenue generated in Canada was $65,190 compared to $329,000 for the same period in 2017 a decrease of 80%. This decrease in Canada is primarily attributable to higher demand in the USA, resulting in temporarily limited factory capacity to handle Canadian market sales. For the year ended December 31, 2018 revenue generated in the United States was $416,331 compared to $80,000 for the same period in 2017. This represents an increase in US- source revenue of approximately 420% year-over- year. This increase in the US is primarily attributable the companies ability to re-enter the US market as of mid-2018, after the allowance of use of the Worksport trademark.

Sales from online retailers of the Worksport products increased from $71,000 in 2017 to $151,285 in 2018, an increase of 113%. The online retailers accounted for 32% of total revenue for the year ended December 31, 2018 compared to 17% for the year ended December 31, 2017. Distributor sales decreased from $297,000 in 2017, to $64,164 in 2018. This decrease was due to aggressive selling within the US market during the year ended December 31, 2018. Private label sales in 2018 were $265,969 and accounted for 56% of total sales. Worksport supports a total of four private label clients in 2018 and expects to continue to grow that field of business as it develops unique and non-competing products to offer to other prospective clients in the US and Canadian markets.

Currently, Worksport works closely with one distributor in Canada, along with its own contracted distribution and inventory facility in Breinigsville, PA and Depew, NY. This does not include multiple independent online retailers.

Although Worksport currently supports a total of 10 dealers and distributors, Worksport will return to a focus on online sales with new inventory being received in the US market in 2018. Worksport continues to believe the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer’s customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales increased by 66% from $231,771 to $384,908 for the year ended December 31, 2018. This increase is related to custom and duty charges for US freight costs as well as increased sales. Our cost of sales, as a percentage of sales, was approximately 80% and 57% for the years ended December 31, 2018 and 2017, respectively. This decrease in gross margin is related to the fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting as well as cost associated with warehousing inventory, to fulfil just in time sales, in the US market.

Within cost of sales, shipping and freight costs accounted for 31% of cost of sales during the year ended December 31, 2018, whereas in 2017, it accounted for 10% of cost of sales. This increase is primarily attributed to an increase in volume of sales, as well as US customs and duty charges on related freight costs, which increased from 2% to 12% during the 2018 year.

Worksport provides its distributors and online retailers an “all-in” wholesale price. This includes any import duty charges, taxes and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous United Sates or from the United States to Canada. Volume discounts are also offered to certain higher volume customers. Worksport also offers a “dock price” or “pickup program”; where clients are able to pick up product directly from one of Worksport stocking warehouses

Operating Expenses

General and administrative expenses for the year ended December 31, 2018 were $268,707 compared to $1,531,467 for the year ended December 31, 2017. This decrease is a function of a reduction in office and general expenses which consisted of a significant decrease in Sales Wages, offset by increases in Investor relations, Insurance, General expenses, and Shipping and freight as follows:

●	Sales wages decreased due to the effects of the issuance of 16,000,000 shares (2,666,667 shares after the effects of the reverse stock split) with a fair market value of $1,360,000, issued to Mr. Rossi for services rendered in 2017. These shares were subsequently retired and exchanged for preferred shares of the Company.

●	Investor relations increased by $41,122 or 492% from $8,357 to $49,479 due to the engagement of two investor relations companies in late fiscal 2017 that continued throughout fiscal 2018.

●	Insurance increased by $6,694 or 54%, as a result of timing differences between policy payments.

●	General expenses decreased for 2018 by $13,339 for amortization of property and equipment, repairs and maintenance, and general supplies and expenses.

●	Shipping and freight charges increased by 31% or $14,752 due to an overall increase in US custom and duties.

Professional fees which include accounting, legal fees, consulting fees, and listing and filing fees, increased from $417,595 for the year ended December 31, 2017 to $864,160 for the year ended December 31, 2018 – an increase of $107%. The accounting and audit fees increased by 108% from $49,123 to $102,413. The consulting fees increased by 88% or $282,569 because of website and other consulting work performed by two main consultants. Legal fees increased by 271% or $61,971. Listing and filing fees increased by $48,735 or 210% largely due to more consistent SEC filings than in 2017.

Other Income and Expenses

During the year ended December 31, 2018, there was a settlement of payables which resulted in a loss of $495,944 and the issuance of share subscriptions with a fair market value of $650,000.

During the year ended December 31, 2017, we entered into a share issuance/ claim extinguishment agreement whereby we agreed to issue 35,000,000 shares common stock with a fair market value of $1,217,827 in exchange for the assumption of aggregate accounts payable of the Company. The fair value of the shares to be issued pursuant to the Agreement was in excess of the amount of $183,270 of payables being extinguished resulting in a loss on the settlement of debt in the amount of $1,034,557. During the year ended December 31, 2017, we settled two other notes and had an aggregate of $104,000 gain on the settlements.

During 2017 the Company issued an additional promissory note and incurred related expenses. During 2017, all these notes were settled which required us to revalue the instruments prior to settlement and record the gain/loss. As a result of the fair value of the derivative exceeding the face value of the promissory notes, also recognized a discount on the issuance of the promissory notes which was amortized over the year in which the promissory notes were outstanding. Due to the timing of when the notes were issued, and the notes were settled during 2017 the amortization was larger in 2017 compared to 2016. Since this was finalized in 2017, there was no such costs for the 2018 fiscal year.

Net Loss

Net loss for the year ended December 31, 2018 was $1,763,038 compared to a net loss of $3,403,106 for the year ended December 31, 2017 which is a 48% decrease in net loss. This decrease was a result of the following:

●	General and administrative expenses as discussed above decreased 82% for 2018 compared to the 2017 year.
●	There was no loss on derivative during 2018 as compared to $521,486 loss during 2017.
●	There was no amortization of debt discount during 2018 as compared to $105,600 during the 2017 year.
●	There were no debt issuance costs during 2018 as compared to $2,971 for the 2017 year.

Overall, operating expenses which included general and administrative expenses decreased by 33% during 2018 as compared to 2017; and other income (expense) which included loss on derivatives, amortization of debt discount and debt issuance costs, decreased by 66% during 2018 as compared to the 2017 year.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased from $66,691 at December 31, 2017 to $25,323 at December 31, 2018, a decrease of $41,638 or 62%. This decrease was primarily a result of cash used in operations being higher this year than in 2017. Although during 2018, $298,742 was raised through financing activities, the net cash used in operating activities was $379,276 or 95% of the 2017 amount.

Financing Activities

During fiscal 2018 and 2017, aside from working capital we funded operations through, the issuance of common stock, share subscriptions receivable and the interest bearing loans. Proceeds from financing activities totaled $298,742. Our stock issuances and notes payable contain features that may be dilutive to our shareholders.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franchise Holdings International, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has incurred net losses and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company

Salt Lake City, Utah

May 13, 2019

We have served as the Company’s auditor since 2016.

Franchise Holdings International, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017
Assets
Current Assets
Cash and cash equivalents	$25,323	$66,961
Accounts receivable net (note 3)	61,883	189,502
Inventory (note 4)	289,516	44,635
Prepaid inventory	-	19,684
Prepaid expenses and deposits	124,114	392,047
Total Current Assets	500,835	712,829
Prepaid Expenses - long term	-	136,466
Property and Equipment, net (note 5)	43,860	43,079
Intangible Assets, net (note 6)	12,673	13,096
Total Assets	$557,368	$905,470
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$401,766	$230,770
Payroll taxes payable	82,365	5,114
Related party loan (note 11)	9,372	22,211
Current portion of notes payable (note 7)	287,425	275,844
Total Current Liabilities	780,928	533,939
Total Liabilities	780,928	533,939
Commitments and Contingencies
Shareholders’ Equity (Deficit)
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 100,000 shares issued and outstanding	10,000	10,000
Common stock, $0.0001 par value, 299,000,000 shares authorized, 24,634,051 and 20,387,873 shares issued and outstanding, respectively (note 10)	2,463	2,039
Additional paid-in capital	8,103,934	7,474,811
Share subscriptions receivable	(1,577)	(10,755)
Share subscriptions payable	2,019,532	1,531,080
Accumulated deficit	(10,354,299)	(8,591,261)
Cumulative translation adjustment	(3,613)	(44,383)
Total Shareholders’ Equity (Deficit)	(223,560)	371,531
Total Liabilities and Shareholders’ Equity (Deficit)	$557,368	$905,470

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statements of Operations and Comprehensive Loss

December 31, 2018 and 2017

	2018	2017
Net Sales	481,521	408,701
Cost of Goods Sold	384,908	231,771
Gross Profit	96,614	176,930
Operating Expenses
General and administrative	268,707	1,531,467
Sales and marketing	90,567	3,715
Professional fees	864,160	417,595
Loss (gain) on foreign exchange	84,306	4,651
Total operating expenses	1,307,741	1,957,428
Loss from operations	(1,211,127)	(1,780,498)
Other Expense
Interest expense (note 7)	(55,548)	(13,307)
Loss on derivative (note 9)	-	(521,486)
Amortization of debt discount	-	(105,600)
Debt issuance costs	-	(2,971)
Finance charges	(418)	(48,244)
Loss on settlement of debt	(495,944)	(931,000)
Total other expense	(551,910)	(1,622,608)
Net Loss	(1,763,038)	(3,403,106)
Other Comprehensive Loss
Foreign currency translation adjustment	40,770	(40,605)
Comprehensive Loss	(1,722,268)	(3,443,711)

Loss per Share (basic and diluted)	(0.08)	(0.17)
Weighted Average Number of Shares (basic and diluted)	22,348,119	20,387,873

The accompanying notes form an integral part of these consolidated financial statements

Franchise Holdings International, Inc.

Consolidated Statement of Shareholders’ Equity

December 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at December 31,2016	-	$-	11,348,024	$2,039	$4,195,280	$(9,350)	$-	$(5,188,155)	$(3,778)	$(1,004,867)
Issuance for conversion of loans	-	-	10,890,754	1,089	1,378,814	-	-	-	-	1,379,903
Issuance for services rendered by a related party	-	-	12,000,000	1,200	1,358,801	-	-	-	-	1,360,001
Issuance for services	-	-	582,429	58	109,942	(3,155)	575,000	-	-	681,845
Issuance for settlement of payables	-	-	1,733,333	173	361,747	-	856,080	-	-	1,218,000
Exchange of common stock for preferred stock	1,000,000	10,000	(16,666,667)	(1,667)	-	-	-	-	-	-
Issuance for cash and subscription payable	-	-	500,000	50	37,960	-	100,000	-	-	138,010
Issuance in settlement of subscription receivable	-	-	-	-	-	1,750	-	-	-	1,750
Beneficial conversion feature	-	-	-	-	40,600	-	-	-	-	40,600
Net loss	-	-	-	-	-	-	-	(3,403,106)	-	(3,403,106)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(40,605)	(40,605)
Balance at December 31, 2017	1,000,000	$10,000	20,387,873	$2,039	$7,474,811	$(10,755)	$1,531,080	$(8,591,261)	$(44,383)	$371,531
Issuance for services	-	-	3,125,001	312	533,958	-	(534,270)	-	-	-
Issuance for settlement of payables	-	-	1,121,177	112	95,166	-	(95,278)	-	-	-
Issuance for cash and subscription payable	-	-	-	-	-	-	1,118,000	-	-	1,118,000
Uncollectible receivables	-	-	-	-	-	9,177	-	-	-	9,177
Net Loss	-	-	-	-	-	-	-	(1,763,038)	-	(1,763,038)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	40,770	40,770
Balance at December 31, 2018	1,000,000	$10,000	24,634,051	$2,463	$8,103,934	$(1,577)	$2,019,532	$(10,354,299)	$(3,613)	$(223,560)

The accompanying notes form an integral part of these consolidated financial statements

Franchise Holdings International, Inc.
Consolidated Statements of Cash Flows
December 31, 2018 and 2017

	2018		2017
Operating Activities
Net Loss		$(1,763,038)	$(3,403,106)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization		1,516	1,290
Accretion of debt discount and debt issuance costs		-	108,571
Uncollectible Subscription Receivable		9,178	-
Shares issued for current and future services			1,466,846
Loss on settlement of debt		495,944	931,000
Loss on derivative (note 9)		-	521,486
		(1,256,400)	(373,913)
Changes in operating assets and liabilities (note 16)		877,124	178,971
Net cash used in operating activities		(379,276)	(194,942)

Cash Flows from Investing Activities
Purchase of property and equipment		(1,874)	(4,874)
Net cash used in investing activities		(1,874)	(4,874)

Financing Activities
Proceeds from issuance of stock for cash		300,000	139760
Proceeds from notes payable		22,639	176,237
Shareholder Assumption of Debt		(11,058)	-
Proceeds from shareholder loans		(12,839)	22,211
Repayment of promissory notes		-	(30,826)
Net cash provided by financing activities		298,742	307,382
Effects of Foreign Currency Translation		40,770	(40,605)
Change in cash		(41,638)	66,961
Cash and cash equivalents - beginning of year		66,961	-
Cash and cash equivalents end of year		$25,323	$66,961
Supplemental disclosure of cash flow information:
Interest paid		$39,572	$5,414
Supplemental Disclosure of non-cash investing and financing Activities
Shares issued for settlement of notes and accounts payable		$18,000	$1,365,817
Beneficial conversion feature	$		$40,600
Shares issued to service providers		$150,000	$575,000
Preferred shares issued for common shares		$-	$10,000
Shares issued for share subscriptions payable		$611,548	$-
Write off share subscriptions receivable		$(9,177)	$-
Reverse stock split		$12,312	$-

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

e) Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2018, the Company incurred a net loss of $1,763,038 and as of that date, the Company’s accumulated deficit was $10,354,299. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available the Company may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review or accounts receivable at the end of each period. As at December 31, 2018 and 2017, the Company had no allowance for doubtful accounts.

Inventory - Inventory is stated at the lower of cost or market, with cost being determined by a weighted average basis. Cost includes the cost of materials plus direct labor applied to the product.

Warranties - The Company offers limited warranties against product defects. Customers who are not completely satisfied with their purchase may attempt to be reimbursed for their purchases outside the warranty period. For the years ending December 31, 2018 and 2017, the Company incurred warranty expenses of $3,538 and $1,595.

Revenue Recognition – Beginning after December 15, 2016, for public entities reporting Revenue from Contracts with Customers, ASC 606, a new accounting standard for revenue recognition was issued. Sales are recognized when products are shipped, with no right of return, and the title and risk of loss has passed to unaffiliated customers or when they are delivered based on the terms of the sale, there is persuasive evidence of an agreement, the price is fixed or determinable and collectability is reasonably assured. Revenue related to shipping and handling costs billed to customers is included in net sales and the related shipping and handling costs are included in cost of products sold. These standards have had no material effect on the reported consolidated financial statements.

Property and Equipment - Capital assets are recorded at cost and are amortized using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 years
Computers	3 years

As at December 31, 2018, the Company’s product molds were not yet ready for use. As such, they have not been depreciated during the year ended December 31, 2018.

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

For the purpose of these financial statements, the following exchange rates were used:

	Balance Sheet	Income Statement
December 31, 2018	0.7330 USD/ CAD	0.7721 USD/ CAD
December 31, 2017	0.7954 USD/ CAD	0.7706 USD/ CAD

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

Intangible Assets and Impairment - Patents and other intangibles are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2018 and 2017, the Company had no impairment losses related to intangible assets.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was amended with ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12 and ASU No. 2016-20. These new standards supersede all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The Company has evaluated the guidance and it did not at this time have significant changes to the footnote disclosures related to revenue recognition as a result of implementing these new standards. This standard was implemented effective January 1, 2018 with no material effect to the Company or the consolidated financial statements.

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

In November 2016, the FASB issued an ASU amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has adopted this ASU on January 1, 2018 which have had no impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This Standard was issued to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance regarding a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU on January 1, 2018. Since this standard is to be applied prospectively, there will be no effect on prior financial statements and the Company does not currently have any option agreements where this standard would be applicable.

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

4. Inventory

At December 31, 2018 and 2017 inventory comprised the following:

	2018	2017
Finished goods	$282,239	$44,635
Promotional items	700	-
Raw materials	6,577	-
	$289,516	$44,635
Prepaid inventory	$-	$19,684

5. Property and Equipment

Major classes of property and equipment at December 31, 2018 and 2017 are as follows:

	2018
	Cost	Accumulated Depreciation	Net

Equipment	$8,850	$2,254	$6,595
Product molds	37,243	-	37,243
Computers	1,162	1,141	21
	$47,255	$3,395	$43,860

	2017
	Cost	Accumulated Depreciation	Net
Equipment	$6,976	$1,181	$5,795
Product molds	37,243	-	37,243
Computers	1,162	1,121	41
	$45,381	$2,302	$43,079

During the years ended December 31, 2018 and 2017, the Company recognized depreciation expense of $1,093 and $1,058, respectively. All current property and equipment, as well as any future purchases of property and equipment have been pledged as security for the notes payable disclosed in Note 7.

6. Intangible Assets

Intangible assets consist of costs incurred to establish the Worksport Tri-Fold and Smart Fold patent technology, as well as the Company’s website. The patent was issued August 26, 2014. The patent will be amortized on a straight-line basis over its useful life of 25 years. The Company’s website has an indefinite useful life and has not been amortized. The change in intangible assets for the years ending December 31, 2018 and 2017 are as follows:

	2018
		Accumulated
	Cost	Amortization	Net
Patent	$10,574	$1,401	$9,173
Website	3,500	-	3,500
	$14,074	$1,401	$12,673

	2017
	Cost	Accumulated Amortization	Net
Patent	$10,574	$978	$9,596
Website	3,500	-	3,500
	$14,074	$978	$13,096

Amortization of the patent over the next five years and beyond at December 31, 2018 is as follows:

2019	$423
2020	$423
2021	$423
2022	$423
2023	$423
2024 and later	$7,058

7. Notes Payable

2018 Notes Payable

During the year ended December 31, 2018, the Company issued two additions to the original unsecured promissory note of July 2016, totaling $22,639 ($30,884 Canadian dollars). Interest is accrued at 18% per annum, payable monthly. The payment terms of the original note including these additions are due “upon completion of going public on the Canadian Securities Exchange, with no change in interest rate.

2017 Notes Payable

During the year ended December 31, 2017, the Company issued an unsecured promissory note in the amount of $9,545 ($12,000 Canadian Dollars). The unsecured promissory note is due in August 2018 and bears interest at a rate of 18% per annum, payable monthly. As of December 31, 2018, the note was in default. The company is subsequently working with the note holder on the details of the extension.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $53,848 ($67,700 Canadian Dollars). The secured promissory notes are due in October and November 2018 and bears interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. As of December 31, 2018, the note was in default. The company is subsequently working with the note holder on the details of the extension.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $60,000. The secured promissory notes are due in August and November 2018 and bear interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. As of December 31, 2018, the note was in default. The company is subsequently working with the note holder on the details of the extension.

During the years ended December 31, 2017, the Company issued a secured promissory note in the amount of $52,845 ($64,677 Canadian Dollars), respectively. The secured promissory note is due in July 2018 and bears interest at a rate of 18% per annum. The secured promissory note is secured by all present and after-acquired property and assets of the Company. The balance owed on this note payable at December 31, 2017 is $73,452 ($92,348 Canadian Dollars). At December 31, 2017, the accrued interest on this note payable was $13,134 ($16,513 Canadian Dollars). The payment due date remains the same as stated: upon completion of going public on the Canadian Securities Exchange with no change in interest rate.

Secured Promissory Note

In October 2015, the Company signed a secured promissory note with an investor in the principal amount of $79,768 ($102,000 Canadian Dollars. The Company received proceeds of $58,653 (75,000 Canadian Dollars) and $21,115 (27,000 Canadian Dollars) was recorded as a discount which was accreted over the life of the note. The promissory note required a daily payment of $249 (324 Canadian Dollars) until January 26, 2017 and carried a 40.0% interest rate.

The promissory note was secured by all assets of the Company. During 2017, the lender agreed to settle the loan for $30,826 ($39,000 Canadian Dollars) resulting in the Company recording a $13,556 gain on the forgiveness of the remaining portion of the secured promissory note.

The amounts repayable under notes payable and secured promissory note at December 31, 2018 and 2017 are as follows:

	2018	2017
Balance owing, December 31,	$287,425	$275,844
Less amounts due within one year	(287,425)	(275,844)
Long-term portion	$-	$-

8. Convertible Promissory Notes Payable

a)	During the year ended December 31, 2016, the Company issued a promissory note in the amount of $65,000 to a consultant for the purposes of generating subscriptions of the Company’s common stock. The principal balance was allocated as follows: $12,200 was allocated against additional paid-in capital, with the remaining $52,800 expensed as financing charges. The promissory note was due February 18, 2017 and was non-interest bearing. During 2017, the promissory note was assigned to another lender. At the time of assignment, the terms of this note were renegotiated with the new holder whereby the note became due in February 2018 and convertible into common stock at 50% of the lowest trading price in the thirty days prior to the conversion. This modification resulted in the promissory note becoming a derivative instrument whereby the Company recorded a $65,000 discount on the promissory note and a derivative liability of $938,001 and a loss resulting from the formation of the derivative totaling $873,001. The discount was amortized over the term of the note and the derivative liability was revalued at each reporting period.

On September 15, 2017, the terms of the promissory note were modified whereby the note became convertible at a fixed rate of $0.02 per share or 3,200,000 shares of common stock. As part of the modification, the discount and derivative liability were adjusted to their fair value as of September 15, 2017 which was $29,740 for the discount and $101,766 for the derivative liability and the Company recorded interest expense from the discount of $35,260 and decreased the derivative loss by $836,235. The Company then recorded the $65,000 convertible promissory note under its current terms whereby the derivative liability of $101,766 was removed along with the original $29,740 discount and recorded a beneficial conversion discount of $40,600 based on the Company’s common stock having a value of stock $0.033 per share on September 15, 2017. This resulted in the Company recording a $101,766 gain on the modification of the loan. On September 22, 2017 the note holder converted the promissory note for 3,200,000 common shares and recorded the $40,600 beneficial discount as interest expense.

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

As a result of the derivative liabilities associated with the conversion feature of the convertible promissory notes, exceeding the principal amounts of the convertible promissory notes, the Company has recognized aggregate discounts on the convertible promissory notes of $238,350. During the year ended December 31, 2017, the Company recognized an expense of $105,600 related to the amortization of the discounts. There were no amounts expensed for 2018.

9. Derivative Liability

The Company adopted ASC 815 which defines the determination of whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. During the period ended December 31, 2017, the Company issued convertible promissory notes payable, as described in note 8, which contain features that entitled the holder to convert any outstanding amounts payable under the convertible promissory note into common stock, the number of which is dependent on several factors. As such, ASC 815 determines the convertible promissory note to be a hybrid financial instrument that includes an embedded derivative that required separation from the main financial instrument and recognition at fair value. The Company measured fair value using the Black-Scholes option valuation mode. The Company computed the fair value of the derivative liability at each reporting period and the change in the fair value was recorded as a non-cash expense or non-cash income.

At origination, the Company valued the conversion feature of the convertible promissory note described in note 8(a) and determined that at origination, the fair value of the derivative liability related to the conversion feature was $938,001. Of this amount $65,000 was allocated to a discount on the convertible loan with the remaining $873,001 expensed.

On September 15, 2017, in conjunction with the modification of the convertible promissory note, the Company revalued the conversion feature and determined the value of the derivative liability decreased to $101,766. The corresponding gain of $836,235 has been recognized during the year ended December 31, 2017 and had the effect of decreasing the original loss recorded at the time of origination. As part of the loan modification, the $101,766 derivative liability was written off and included as part the gain on loan modification.

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

The assumptions used by the Company during 2018 and 2017 range as follows:

	2018-12-31	2017-12-31
Expected term	NA	0.06 to 1.0 years
Share price	NA	$0.01 to $0.05
Expected volatility	NA	87% to 515%
Expected dividends	None	None
Risk-free interest rate	NA	0.47% to 1.17%
Forfeitures	NA	None

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change the Company’s fair value estimates could be materially different in the future.

10. Shareholders’ Equity (Deficit)

During 2018, the Company is authorized to issue 1,000,000 shares of its Series A Preferred Stock with a par value of $0.0001. These shares have voting rights equal to 299 shares of common stock, per share of preferred.

In 2018, the Company was authorized to issue 49,833,333 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regards to the Company’s residual assets.

During the year ended December 31, 2018, the Company entered into an agreement with an investor relations company to provide various services to the Company. These services were valued at $150,000 and will be charged to expense as certain milestones are met. The agreement is to be settled through the issuance of 1,250,000 common shares. From April through September, the investor relations company had met milestones that corresponded to $63,600 of expense being recorded. None of the shares had been issued through December 31, 2018.

During the year ended December 31, 2018, the Company entered into a share issuance/ claim extinguishment agreement with two parties, pursuant to which the Company agreed to issue 8,333,333 shares of its common stock in exchange for the assumption of aggregate accounts payable of the Company totaling $154,057. The fair value of the shares to be issued was estimated to be $650,000 resulting in a loss on the settlement of debt in the amount of $495,944 recognized during the year ended December 31, 2018. During the year ended December 31, 2018, 990,742 shares were issued under this agreement which reduced the stock subscription payable by $77,278. The third parties failed to pay the Company’s vendors as agreed so the Company notified them that they are in breach of contract. The matter has yet to be resolved but the Company does not expect to issue the remaining shares.

During the year ended December 31, 2018, the Company issued 3,125,001 common shares related to consulting agreements with two individuals with a subscription payable value of $534,270.

During the year ended December 31, 2018, the Company received proceeds of $300,000 on subscription agreements ($0.12 per share). The Company will issue 2,500,000 shares for this capital raise.

During the year ended December 31, 2018, the Company entered into a share issuance agreement with a public relations company whereby they would issue shares in satisfaction for service rendered. Through December 31, 2018, the public relations company provided services valued at $18,000. During September 2018, the Company issued 130,435 shares valued at $0.138 per share to settle the payable.

Subsequent to December 31, 2018, the Company completed a share consolidation of the Company’s issued and outstanding common shares based on six (6) pre-consolidation shares to one (1) post-consolidation share. The Consolidation reduced the number of issued and outstanding common shares of the Company from 147,804,298 pre-Consolidation common shares to approximately 24,634,051 post-Consolidation common shares. While the share consolidation occurred subsequent to December 31, 2018, the Company has accounted for the effects retrospectively as such, the schedules and all references to shares, options and warrants throughout the financial statements have been updated to reflect the number of post-consolidation securities.

2017 Transactions

During the period ended December 31, 2017, the Company issued 1,000,000 shares of its Series A Preferred Stock to its controlling shareholder and CEO in exchange for 16,666,667 shares of common stock owned by the controlling shareholder and CEO.

On November 1, 2017 the Company entered into an agreement with an investor where by the investor contributed $300,000 for 1,693,122 shares of common stock. The $300,000 contributed comprised $100,000 in cash and $200,000 of services to be rendered over two years. The agreement also provides that if the market value of the 1,693,122 shares is below $175,000 six months from the date of agreement (May 1, 2018) the Company will issue additional shares to make the total market value $175,000. The Company analyzed this fair value guarantee and concluded additional shares would need to be issued and have accrued $53,096 at December 31, 2017 related to this fair value guarantee. The agreement also provided the investor would receive six million warrants at an exercise price of $0.07 and a contractual life of two years. Lastly, if the Company effects a stock split within two years of the date of the agreement the investor will be entitled to $50,000 of additional value. The Company is not considering a stock split currently and will accrue the $50,000 should they consider pursuing a stock split. The shares have yet to be issued and the $300,000 investment is classified as share subscription payable at December 31, 2017.

During the period ended December 31, 2017, the Company issued 10,890,754 common shares pursuant to the conversion of the convertible promissory notes discussed in note 8.

During the period ended December 31, 2017, the Company issued 12,000,000 common shares of the Company to its CEO pursuant to the Company’s employee stock incentive plan at a deemed cost of $0.006 per share. The fair value of the common shares of $1,360,000 has been included as general and administrative expense during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company issued 525,762 common shares in connection with two consulting agreements, the fair value of which was $100,000. The consultants paid, in aggregate, $3,154 for the shares, and the remaining balance of $96,846 will be expensed over the 180-day term of the consulting agreements.

During the year ended December 31, 2017, the Company entered into a share issuance/ claim extinguishment agreement as disclosed in note 6. Pursuant to the debt assumption agreement, the Company issued 1,733,333 common shares during the period ended December 31, 2017. As at December 31, 2017, 4,100,000 common shares remain reserved for issuance pursuant to the share issuance/ claim extinguishment agreement.

During the year ended December 31, 2017, the Company issued 500,000 shares of its common stock for cash proceeds of $38,010. Also, during the year ended December 31, 2017 the Company issued 56,667 shares of its common stock in exchange for services valued at

$10,000.

11. Related Party Transactions

During the year ended December 31, 2018, the Company recorded salaries expense of $63,796 (2017 - $36,668) related to services rendered to the Company by its major shareholder and CEO.

12. Income Taxes

a) The income tax expense for the year ended December 31, 2017 and 2016 is reconciled per the schedule below:

	2018	2017
Net loss before income taxes	$(1,763,038)	$(3,403,106)
Depreciation	566	506
Non-deductible portion of meals and entertainment	2,953	309
Share based compensation	-	1,360,001
Derivative loss	-	521,486
Expenses paid in shares	322,056	(10,417)
GL Settlement of Debt	495,944
Adjusted net loss for tax purposes	(951,207)	(1,531,221)
Statutory rate	25.35%	24.73%
	(241,127)	(378,671)
Increase in valuation allowance	241,127	378,671
Provision for income taxes	$-	$-

b) Deferred Income Tax Assets

The tax effects of temporary differences that give rise to the deferred income tax assets at December 31, 2018 and 2017 are as follows:

	2018	2017
Net operating loss carry forwards	$997,723	$767,446
Transaction costs	34,109	36,677
	1,031,832	804,123
Deferred tax assets not recognized	(1,031,832)	(804,123)
Net deferred tax asset	$-	$-

c) Cumulative Net Operating Losses

The Company has non-capital losses carried forward of approximately $4,377,000 available to reduce future years’ taxable income. These losses will expire as follows:

	United States	Canada	Total
2034	$53,000	$183,000	$236,000
2035	161,000	368,000	529,000
2036	868,000	262,000	1,130,000
2037	1,472,000	59,000	1,531,000
2038	431,000	520,000	951,000
	$2,985,000	$1,392,000	$4,377,000

These net operating loss carryforwards of approximately $4,377,000 may be offset against future taxable income for the years 2019 through 2038. No tax benefit from continuing or discontinued operations have been reported in the December 31, 2018 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and tax penalties at December 31, 2018 and 2017.

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

13. Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred no bad debt expense during the year ended December 31, 2018 and 2017.

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

Concentration of Customer Risk

The following table includes the percentage of the Company’s sales to significant customers for the fiscal years ended December 31, 2018 and 2017. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales:

	2018	2017
Customer A	37.8%	72.4%
Customer B	31.2%	10.4%
Customer C	19.8%	-%
Customer D	10.4%	-%
	99.2%	82.8%

The loss of any of these key customers could have an adverse effect on the Company’s business. At December 31, 2018, $182,738 was included in revenue from Company A, representing 37.8% of the Company’s accounts receivable as at that date. Customer B represented 31.2% or $150,707, Customer C represented 19.8% or $95,738, and Customer D represented 10.4% or $50,086. With Customer A and B representing 69% of the revenue, the loss of either or both customers would have an adverse effect on the Company’s revenue.

In 2017, Customer A represented 72.4% or $304,813, and Customer B represented 10.2% or $42,738. Loss of either customers would have a severe effect on the Company’s revenue.

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

As of December 31, 2018, and 2017, the Company had no assets and liabilities measured at fair value on a recurring basis.

15. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Decrease (increase) in accounts receivable	$127,620	$(108,356)
Decrease (increase) in inventory	(225,197)	14,656
Decrease (increase) in prepaid expenses and deposits	554,405	162,754
Decrease (increase) in related party receivables	(6)	7,770
Increase (decrease) in income taxes payable	77,251	318
Increase (decrease) in accounts payable and accrued liabilities	343,051	104,464
Increase (decrease) in bank overdraft	-	(2,635)
	$877,124	$178,971

16. Commitments

During the year ended December 31, 2015, the Company entered into a License Agreement whereby the Company was granted an exclusive license under Patent Rights to make, use, offer for sale, import or sell a proprietary latching system developed and patented by the Company’s shareholder (the “Licensor”). The License Agreement allows the Company to manufacture or sub- license the patented latching system and provide services utilizing the patented latching system within the United States and its territories and possessions and any foreign countries where Patent Rights exist. The License Agreement does not require the payment of license issue fees or royalties, however, the Company will be required to maintain any fees or costs associated to keep the patent active. The License Agreement will be in effect for the life of the last-to-expire patent or last-to-be-abandoned patent application licensed under this Agreement, whichever is later. The Company will have the right to terminate the Agreement in whole or as to any portion of Patent Rights at any time by giving such notice to the Licensor. Should the Company violate or fail to perform any term of this Agreement, the Licensor may give written notice of such default (“Notice of Default”) to the Company. Should the Company fail to repair such default within sixty days, of the effective date of such notice, the Licensor will have the right to terminate the License Agreement and the licenses therein by a second written notice (“Notice of Termination”) to the Company. If a Notice of Termination is sent to the Company, the License Agreement will automatically terminate on the effective date of such notice.

17. Subsequent Events

The Company has evaluated subsequent events through May 13th, 2019 which is the date the financial statements were available to be issued and the following events after year end occurred:

●	On January 7th, 2019 the company completed an unregistered sales of equity securities, pursuant to Rule 506(b) of Regulation D. The company raised $25,000 in exchange for 208,334 post consolidation common shares of the company.

●	A 1 for 6 reverse stock split of common shares was deemed declared effective, by FINRA, on March 29th, 2019 occurred. On march 8th, 2019; The Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 6 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the Canadian Stock Exchange (“CSE”). The Certificate of Change was submitted to the Nevada Secretary of State on March 20, 2019 and the FINRA corporate action was filed on March 21, 2019. FINRA declared the 1 for 6 reverse stock split effective on March 29, 2019.

●	On April 3, 2019, Steven Rossi was issued 13,583,397 shares of Franchise Holdings International, Inc. common stock as approved by the board of directors, due to a conversion of all 1,000,000 shares of his Series A Preferred stock.

●	On April 2, 2019 Mr. Craig Loverock was appointed to our Board of Directors and as Chairman of our Audit Committee. Per the language in the Written Consent of Board of Directors dated April 2, 2019, Mr. Loverock shall be paid $1,000 CDN for each month of service as Director, and such payment shall be made quarterly. Mr. Loverock shall be eligible to participate in all employee compensations plans that are available to other Officers and Directors of the Corporation from time to time.

●	On February 28, 2019 the company issued 1,000,000 common shares of Franchise Holdings International, Inc per the terms of a service agreement for services rendered by the consultant to the company.

●	On May 9th, 2019 the company issued 1,680,084 common shares of Franchise Holdings International, Inc per the terms of a service agreement for services rendered by the consultant to the company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the year covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time years and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the years presented.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 2013 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2018 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weak-nesses. A CFO was hired by FNHI in 2017.

As of December 31, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. As a result, an audit committee Chairman has been hired.

As of December 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

During reviews of the 2018 quarterly filings and audit of the December 31, 2018 financial statements, we noted delays in the communications between the company’s operational and accounting personnel that led to delays in filings and at times rework related to receiving additional information after financial statements had been compiled.

During the 2018 audit, there were multiple adjustments made as the Company had failed to reconcile accounts properly. We note that several adjustments had to be re-reconciled due to the continuous inaccuracy.

As of December 31, 2018, the Company lacked sufficient internal accounting expertise. This resulted in delays in completing the quarterly and annual regulatory filings as several adjustments to the Company’s balances were required prior to filing and the timing of communications between the Company and its auditors were not optimal. Subsequent to December 31, 2018, the Company engaged a public accounting firm to handle the internal accounting and bookkeeping functions and liaise with the Company’s auditors with respect to the Company’s quarterly and annual filings.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, ages and position held with us is as follows:

Name	Position Held
Steven Rossi *	President, Secretary and Director
Michael Johnston #	Chief Financial Officer
Paul Haber **	Director
Lorenzo Rossi ***	Director
Craig Loverock ****	Director; Chair of Audit Committee

* appointed as an officer and director effective November 7, 2014

** appointed as an officer and director effective October 27, 2017

*** appointed as a director effective December 9, 2014

# appointed on December 5, 2017

****Appointed April 22, 2019

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. Mr. Steven Rossi cannot be considered to be independent directors.

Mr. Steven Rossi attended from the University of Toronto from 2005 to 2007, majoring in Life Science. He founded two companies in 2005 and 2006: 2230164 Ontario, Inc. and Scrap my Junk Car. Both businesses are still in operation and Mr. Rossi is not active in the business operations of them at this time. Mr. Rossi established, developed and ran both of these automotive related companies at the same time for five years. Since founding Worksport, Mr. Rossi has been granted one U.S. Patent on tonneau cover design and has filed three more U.S. and Canadian Patent applications. He has licensed all patents to Worksport on an exclusive basis.

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

Mr. Lorenzo Rossi received a Master of Education in 1995 from the University of Toronto and a Bachelor of Arts from Laurentia n University in 1977. Since 2005 he has been the Computer Science & Communications Technology Department Head at the Cardinal Carter Academy for the Arts of the Toronto Catholic District Schools. Mr. Lorenzo Rossi is the father of Mr. Steven Rossi.

Craig Loverock, CPA, CA, is a Chartered Professional Accountant with over 24 years’ experience in accounting and finance roles in Canada, the United States and England. Mr. Loverock has been the Chief Financial Officer and Corporate Secretary at Contagious Gaming Inc. since November 30, 2015, and currently serves as the Chief Financial Officer of Sproutly Canada, Inc. From October 2014 to May 2015, he served as the Chief Financial Officer of VoiceTrust Inc. From November 2012 to October 2014, he served as the Chief Financial Officer and Chief Compliance Officer of Quartz Capital Group Ltd. From January 2010 to November 2012, he provided Chief Financial Officer consulting services to a number of high-growth businesses. Mr. Loverock served as the Senior Financial Advisor to the Chairman at Magna International from August 2007 to January 2010. Mr. Loverock received his Chartered Accountant designation from the Institute of Chartered Accountants, Ontario in 1997.

Committees of the Board of Directors

Currently, we have an audit committee which is chaired by Mr Craig Loverock.

Director and Executive Compensation

During the year ended December 31, 2018, Steven Rossi was paid salaries of $63,796 (2017 - $36,668)

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

ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 2018, Steven Rossi was paid salaries of $63,796 (2017 - $36,668).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of May 13th, 2019, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 68,088,142 common shares were issued and outstanding as of May 13th, 2019.

Name and Address of Beneficial Owner (1) Number of Shares Owned Percentage of Ownership

Steven Rossi 414-3120 Rutherford Rd Vaughan, Ontario, Canada L4K 0B1
	15,500,064	38.54%

Michael Johnston 414-3120 Rutherford Rd Vaughan, Ontario, Canada L4K 0B1	0	0.0%

Paul Haber 414-3120 Rutherford Rd Vaughan, Ontario, Canada L4K 0B1	0	00%

Lorenzo Rossi 414-3120 Rutherford Rd Vaughan, Ontario, Canada L4K 0B1	0	0.0%

Craig Loverock 414-3120 Rutherford Rd Vaughan, Ontario, Canada L4K 0B1	0	0.0%

All Officers and Directors as a Group	15,500,064	38.54%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Particular Transactions

Steven Rossi is the owner of U.S. Patent #8,814,249 filed on October 26, 2012 and issued on May 1, 2014. Worksport paid $7,718 in patent filing expenses. Worksport licenses this patent from Mr. Rossi.

During the year ended December 31, 2018, the Company recorded salaries expense of $63,796 (2017 - $36,668) related to services rendered to the Company by its major shareholder and CEO.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent auditor, Haynie & Company billed an aggregate of $38,200 and $68,303 for the fiscal years ended December 31, 2018 and December 31, 2017, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

We have an audit committee chaired by Craig Loverock, who was appointed on April 2, 2019. The audit committee performs the duties of evaluating the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc.

10.1	Definitive Share Exchange Agreement, dated as of December 16 2014, by and among the Company, Steven Rossi and Worksport, Ltd. (2)

10.2	Patent license agreement, dated November 26, 2014 (2)

10.3	Corporate Advisory Services Agreement by and between Worksport, Ltd. and Belair Capital Partners, Inc., dated May 1, 2014 (2)

10.4	Shipping Agreement with Federal Express (FedEX) dated September 26, 2014 (2)

10.5	Shipping Agreement with United Parcel Service (UPS) dated March 31, 2014 (2)

10.6	Warehousing and Shipping with JBF Express dated June 24, 2013 (2)

10.7	Continuous Importation Bond with Globe Express Services (2)

10.8	Business Services Agreement, by and between 1369781and FNHI, dated June 1, 2015 (3)

10.9	Business Services Agreement, by and between 2224342and FNHI, dated June 23, 2015 (3)

10.10	Services Agreement, by and between Marchese and FNHI, dated June 3, 2015 (3)

10.11	Services Agreement, by and between JAAM and FNHI, dated June 8, 2015 (3)

10.12	Amendments to Articles of Incorporation or Bylaws, dated March 29th, 2019 (4)

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed as an exhibit to the registrant’s Form 10-KSB, filed October 13, 1999 and incorporated by reference herein.

(2) Filed as an exhibit to the registrant’s Form 8-K, filed on December 17, 2014 and incorporated by reference herein.

(3) Filed as an exhibit to the registrant’s Form S-1, filed on July 21, 2015 and incorporated by reference herein.

(4) Filed as an exhibit to the registrant’s Form 8-K filed on March 29th, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2019	By:	/s/ Steven Rossi
	Name:	Steven Rossi
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Rossi	Dated: May 13, 2019
Steven Rossi
Director
By:	/s/ Lorenzo Rossi	Dated: May 13, 2019
Lorenzo Rossi
Director
By:	/s/ Paul Haber	Dated: May 13, 2019
Paul Haber
Director