Form 10-Q
period 2019-03-31
Franchise Holdings International, Inc.
filed 2019-05-31
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2019

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________________ to _____________________

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

As of May 31, 2019, the number of shares outstanding of the registrant’s class of common stock, $0.0001 par value, was 28,177,965.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Franchise Holdings International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$21,900	$25,323
Accounts receivable	355,068	61,882
Inventory	164,693	289,516
Prepaid expenses and deposits	5,426	124,114
Total Current Assets	547,087	500,835
Property and Equipment, net	43,493	43,860
Intangible Assets, net	12,567	12,673
Total Assets	$603,147	$557,368
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$555,891	$401,766
Payroll taxes payable	65,376	82,365
Related party loan	5,323	9,372
Current portion of notes payable	287,425	287,425
Total Current Liabilities	914,015	780,928
Commitments and Contingencies
Shareholders’ Deficit
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively,	10,000	10,000
Common stock, $0.0001 par value, 49,833,333 shares authorized, 26,634,052 and 24,634,054 shares issued and outstanding, respectively	2,563	2,463
Additional paid-in capital	8,256,733	8,103,934
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	1,896,633	2,019,532
Accumulated deficit	(10,480,772)	(10,354,299)
Cumulative translation adjustment	5,552	(3,613)
Total Shareholders’ Deficit	(310,868)	(223,560)
Total Liabilities and Shareholders’ Deficit	$603,147	$557,368

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018

Net Sales	$572,278	$150,878
Cost of Goods Sold	432,948	139,937
Gross Profit	139,330	10,941

Operating Expenses
General and administrative	40,571	66,818
Sales and marketing	27,368	1,582
Professional fees	172,502	121,526
(Gain) loss on foreign exchange	(13,798)	30
Total operating expenses	226,644	189,956
Loss from operations	(87,314)	(179,015)

Other Income (Expense)
Interest expense	(39,160)	(7,290)
Finance charges	-	(9,198)
Loss on settlement of debt	-	(495,943)
Total other income (expense)	(39,160)	(512,431)

Net Loss	$(126,473)	$(691,446)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	9,165	(7,643)

Comprehensive Loss	$(117,308)	$(699,089)
Loss per Share
Basic	$(0.005)	$(0.01)
Diluted	$(0.005)	$(0.01)
Weighted Average Number of Shares (basic and diluted)	25,000,716	20,387,873

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

Supplemental Disclosure for non-cash investing and financing Activities

	2019	2018
Operating Activities
Net Loss	$(126,473)	$(691,446)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	473	1,903
Loss on settlement of debt	-	495,943
	(126,000)	(193,600)

Changes in operating assets and liabilities	87,462	196,200
Net cash provided by (used in) operating activities	(38,539)	2,600

Financing Activities
Issuance of common stock for cash	30,000
Proceeds from notes payable	11,058	-
Shareholder assumption of debt	(11,058)	-
Repayment of shareholder loans	(4,049)	-
Net cash provided by financing activities	25,951	-

Effects of exchange rate changes on cash	9,165	(7,643)

Changes in cash	(3,423)	(5,043)
Cash and cash equivalents – beginning of year	25,323	66,961
Cash and cash equivalents – end of year	$21,900	$61,918
Supplemental disclosure of cash flow information:
Interest paid	$39,160	$39,572
Supplemental disclosure of non-cash flow investing and financing activities:
Shares issued for share subscription payable	$152,799	$611,548
Reverse stock split	$101	$12,312

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statement of Shareholders’ Equity

For The Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2018	1,000,000	$10,000	20,387,873	$2,039	$7,474,811	$(10,755)	$1,531,080	$(8,591,261)	$(44,383)	$371,530
Issuance for services	-	-	-	-	-	-	150,000	-	-	-
Issuance for settlement of payables	-	-	-	-	-	-	650,000	-	-	650,000
Net loss	-	-	-	-	-	-	-	(691,446)		(691,446)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(7,643)	(7,643)
Balance at March 31, 2018	1,000,000	$10,000	20,387,873	$2,039	$7,474,811	$(10,755)	$2,331,080	$(9,282,707)	$(52,026)	$322,441
Balance at January 1, 2019	1,000,000	$10,000	24,634,051	$2,463	$8,103,934	$(1,577)	$2,019,532	$(10,354,299)	$(3,613)	$(223,560)
Issuance for services	-	-	1,000,000	100	152,799	-	(152,899)	-	-	-
Issuance for settlement of payables	-	-	-	-	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	-	-	-	(126,473)	-	(126,473)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	9,165	9,165
Balance at March 31, 2019	1,000,000	$10,000	25,634,052	$2,563	$8,256,733	$(1,577)	$1,896,633	$(10,480,772)	$5,552	$(310,868)

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Going Concern

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on May 13, 2019.

b) Functional and Reporting Currency

These interim financial statements are presented in United States Dollars. The functional currency of the Company is the Canadian Dollar. For purposes of preparing these interim financial statements, balances denominated in Canadian Dollars outstanding at March 31, 2019 were converted into United States Dollars at a rate of 1.34 Canadian Dollars to one United States Dollar. Balances denominated in Canadian Dollars outstanding at December 31, 2018 were converted into United States Dollars at a rate of 1.36 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended March 31, 2019 and December 31, 2018 were converted into United States Dollars at an average rate of 1.33 and 1.30 Canadian Dollars to one United States Dollar, respectfully.

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

d) Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the three-month period ended March 31, 2019, the Company incurred a net loss of $126,473 and as of that date, the Company’s accumulated deficit was $10,480,772. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

2. Significant Accounting Policies

The accounting polices used in the preparation of these interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2018.

The Company also implemented the following accounting standard effective January 1, 2018.

In January 2019, ASC 842 was implemented related to the valuation of leases. Under this guidance, leases should be capitalized that contain terms over one year and values over the capitalization policies. This standard became effective for the Company’s fiscal year beginning January 1, 2019. The adoption of ASC 842 on January 1, 2019 did not have any impact on the way leases were recognized as there are no capital leases during the three months ended March 31, 2019.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

3. Inventory

Inventory consists of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Finished goods	$156,921	$282,239
Promotional items	1,060	700
Raw materials	6,712	6,577
	$164,693	$289,516
Prepaid inventory	$-	$-

4. Secured Notes Payable

Secured notes payable consists of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Balance owing	$287,425	$287,425
Less amounts due within one year	(287,425)	(287,425)
Long-term portion	$-	$-

5. Shareholders’ Deficit

During the three-month period ended March 31, 2019, the Company issued 1,000,000 common shares pursuant to a subscription payable to Consultant with a value of $152,899. During the same period, the Company entered into a share subscription agreement with a consultant of the Company for 1,500,000 common shares valued at $30,000.

During the three-month period, Steven Rossi was issued 13,583,397 shares of Franchise Holdings International, Inc common stock as approved by the board of directors, due to a conversion of all 1,000,000 shares of his Series A Preferred stock.

In 2018 and 2019, the Company was authorized to issue 49,833,333 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regards to the Company’s residual assets. During 2018 and 2019, the Company was authorized to issue 1,000,000 shares of its Series A Preferred Stock with a par value of $0.0001. These shares have voting rights equal to 299 shares of common stock, per share of preferred.

6. Earnings per Share

For the three months ended March 31, 2019, Earnings per Share (EPS) is 0.005 (basic and diluted) compared to the EPS for the three months ended March 31, 2018 of 0.01 (basic and diluted). There are 49,833,333 shares authorized, 26,634,052 and 24,634,054 shares issued and outstanding, respectively.

7. Reverse Stock Split

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

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

8. Concentration of Customer Risk

The following table includes the percentage of the Company’s sales to significant customers for the three months ended March 31, 2019 and 2018, as well as the balance included in revenue and accounts receivable for each significant customer as at March 31, 2019 and 2018. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales.

	2019		2018
	$	%	$	%
Customer A	482,247	79.2	45,297	66.5
Customer B	77,503	12.7	2,786	25.0

The loss of any of these key customers could have an adverse effect on the Company’s business.

9. Evaluation of Subsequent Events

The Company has evaluated subsequent events through May 31, 2019 which is the date the financial statements were available to be issued and the following events after March 31, 2019 occurred:

●	On April 3, 2019, Steven Rossi was issued 13,583,397 shares of Franchise Holdings International, Inc. common stock as approved by the board of directors, due to a conversion of all 1,000,000 shares of his Series A Preferred stock.

●	On April 2, 2019, Mr. Craig Loverock was appointed to our Board of Directors and as Chairman of our Audit Committee. Per the language in the Written Consent of Board of Directors dated April 2, 2019, Mr. Loverock shall be paid $1,000 CDN for each month of service as Director, and such payment shall be made quarterly. Mr. Loverock shall be eligible to participate in all employee compensations plans that are available to other Officers and Directors of the Corporation from time to time.

●	On May 9, 2019, Franchise Holdings International, Inc. issued 1,680,084 common stock as approved by the board of directors to a consultant for services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of FNHI, and its wholly owned subsidiary, Worksport, Ltd. for the three months ended March 31, 2019 and 2018, and the notes thereto. Additional information relating to FNHI is available at Worksport.ca.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to FNHI or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in FNHI’s MD&A under Risk Factors . Readers should not place undue reliance on any such forward-looking statements. FNHI disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Revenue

For the three months ended March 31, 2019, revenue generated from the entire line of Worksport products was $572,278, compared to $150,878 for the three months ended March 31, 2018. The year over year increase of approximately 279% was mainly attributable to the availability of inventory to partially satisfy customer orders.

For the three months ended March 31, 2019, revenue generated in Canada was $25,602 compared to $102,141 for the same period in 2018, a decrease of 75%. The decrease was primarily due to a higher demand in the United States, resulting in temporarily limited factory capacity to handle Canadian market sales. The rate of exchange between the Canadian Dollar and the United States Dollar during the first three months of fiscal 2019 was consistent, which limited the historically negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. For the three months ended March 31, 2019, gross revenue generated in the United States was $583,422 compared to $48,736 for the same period in 2018. This represents a year-over-year increase in US-sourced revenue of approximately 1,097% and is primarily attributable to re-entering the US market as of mid-2018 and continuing to increase sales which included online retailers and the support of four private labels, after the allowance of use of the Worksport trademark.

Currently, Worksport works closely with one major distributor in Canada, along with its own contracted distribution and inventory facility in Breinigsville, PA and Depew, NY. This does not include multiple independent online retailers.

Although Worksport currently supports a total of 10 dealers and distributors, Worksport believes the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer’s customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales increased for the first three months of fiscal 2019, when compared to the first three months of fiscal 2018, by 209% from $139,937 to $432,948. The increase was primarily due to the higher volume of sales for the first quarter of 2019 when compared to the same period of 2018. Our cost of sales, as a percentage of sales, was approximately 76% and 93% for three months ended March 31, 2019 and 2018, respectively.

Within cost of sales, freight costs accounted for 9% of cost of sales during the three months ended March 31, 2019, whereas in 2018, it accounted for 26% of cost of sales. The large decrease in the percentage of cost of sales is due to the increase in sales for the quarter ended March 31, 2019 being larger US orders with economies to scale in shipping. Also, in 2019, retail online orders were drop-shipped sales FOB China to our online vendors reducing intermediary costs.

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

Gross Margin

Gross margin percentage for the three-month periods ended March 31, 2019 and 2018 were 24% and 8% respectively. The increase in gross margin reflects an increase in one-time shipping costs in landing product in our US warehouse for 2018. In addition, the gross margin percentage for the three months ended March 31, 2018 were abnormally low as a result of the fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 were $226,644 compared to $189,956 for the three months ended March 31, 2018. Although there were decreases in general and administrative expenses and foreign exchange, theses expenses were offset by larger increases in sales and marketing, and professional fees incurred for the period.

●	General and administrative expense decreased by $26,247, from $66,818 to $40,571 during the three months ended March 31, 2018. The main reason for the decrease was a major reduction in salaries provided to the CEO for the first quarter.

●	The Company also realized a gain on foreign exchange in the amount of $9,165 during the three months ended March 31, 2019, a decrease of $16,808 when compared to a loss on foreign exchange of ($7,643) during the three months ended March 31, 2018. The current gains and previous loss were the result of the Company converting Canadian cash generated by sales to Canadian customers into United States Dollars in order to purchase inventory and pay operating expenses denominated in United States Dollars.

●	Professional fees which include accounting, legal and consulting fees, increased from $121,526 for the three months ended March 31, 2018 to $172,502 for the three months ended March 31, 2019. The increase is related to increased accounting and audit fees, consulting, legal services and SEC filing fees between the two periods.

Other Income and Expenses

Other income and expenses for the first quarter at March 31, 2019 was $39,160 compared with $512,431 at March 31, 2018. The major difference consisted of a loss on debt settlement of $495,943 and financing charges of $9,198 that occurred in the first quarter of 2018.

During the three-month period ended March 31, 2019, the Company incurred interest of $39,160 an increase of $31,870 when compared to interest expense of $7,290 incurred during the three months ended March 31, 2018. This was due to the interest accruals not previously being recorded in 2018 until the end of the year. The Company had assumed Canadian and US dollar promissory notes in 2017 in the amount of $123,392 with terms of 12% and 18%. In addition, two lines of credit in both Canadian and US dollar currencies were assumed with an interest rate of 18% in 2016. The interest from these loans were 95% of the interest expense and the other 5% was for bank interest.

Net Loss

Net loss for the three months ended March 31, 2019 was $126,473 compared to a net loss of $691,446 for the three months ended March 31, 2018, a difference of $564,973 or 82%. The decrease in the net loss was mainly due to the loss of debt settlement in the amount of $495,943; financing costs of $9,198; and an increase in professional fees of $50,976 as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased from $25,323 at December 31, 2018 to $21,900 at March 31, 2019. The decrease was primarily the result of the timing of inbound payments from customers, and outbound payments to vendors. Accounts receivable increased by $293,186 from $61,882 at December 31, 2018 to $355,068 at March 31, 2018. Inventory decreased at December 31, 2018 from $289,516 at March 31, 2018 to $164,693 largely as a result of the timing of the receipt of inventory shipments. Prepaid expenses decreased by $118,688 from $124,114 at December 31, 2018 to $5,426 at March 31, 2019 due to the completion of a large amount of consulting services for this quarter. Payroll taxes payable decreased from $82,365 to $65,376 due to a larger reduction in salaries to related parties. Accounts payable and accrued liabilities increased by $154,125 from $401,766 at December 31, 2018 to $555,891 at March 31, 2018. The increase in payables is related to large purchases related to increased sales during the three months ended March 31, 2019.

Financing Activities

During the first three months of fiscal 2019, Worksport issued $30,000 in issuance of common stock for cash and repayment of $4,049 of shareholder loans. During the first quarter of 2018, there were no changes in financing activities for the period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

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

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the Form 10K filed on May 13, 2019. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, the Company did not complete registration of 1,500,000 common shares as they were unregistered equity securities.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: May 31, 2019	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 31, 2019
	By:	/s/ Michael Johnston
Michael Johnston
Interim Chief Financial Officer

