Form 10-Q
period 2019-06-30
Franchise Holdings International, Inc.
filed 2019-08-14
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2019

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

As of August 14, 2019, the number of shares outstanding of the registrant’s class of common stock, $0.0001 par value, was 28,177,964.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Franchise Holdings International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$129,698	$25,323
Accounts receivable	122,531	61,882
Inventory	285,696	289,516
Prepaid expenses and deposits	8,404	124,114
Total Current Assets	546,329	500,835
Property and Equipment, net	44,318	43,860
Intangible Assets, net	12,462	12,673
Total Assets	$603,109	$557,368
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$634,840	$401,766
Payroll taxes payable	17,577	82,365
Related party loan	5,060	9,372
Current portion of notes payable	287,425	287,425
Total Current Liabilities	944,902	780,928
Commitments and Contingencies
Shareholders’ Deficit
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding, respectively,	-	10,000
Common stock, $0.0001 par value, 49,833,333 shares authorized, 28,177,964 and 26,514,314 shares issued and outstanding, respectively	2,817	2,463
Additional paid-in capital	8,309,293	8,103,934
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	1,853,819	2,019,532
Accumulated deficit	(10,482,521)	(10,354,299)
Cumulative translation adjustment	(23,624)	(3,613)
Total Shareholders’ Deficit	(341,793)	(223,560)
Total Liabilities and Shareholders’ Deficit	$603,109	$557,368

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net Sales	$516,696	$143,281	$1,088,974	$294,159
Cost of Goods Sold	371,686	111,066	804,634	251,003
Gross Profit	145,010	32,215	284,340	43,156

Operating Expenses
General and administrative	17,216	27,447	57,787	94,265
Sales and marketing	22,551	6,733	49,919	8,315
Professional fees	101,482	274,079	273,984	395,605
(Gain) loss on foreign exchange	(6,928)	1,146	(20,726)	1,176
Total operating expenses	134,321	309,405	360,964	499,361
Gain (Loss) from operations	10,689	(277,190)	(76,624)	(456,205)

Other Income (Expense)
Interest expense	(12,437)	(19,837)	(51,596)	(27,127)
Finance charges	-	8,785	-	(413)
Loss on settlement of debt	-	-	-	(495,943)
Total other income (expense)	(12,437)	(11,052)	(51,536)	(523,483)

Net Loss	$(1,748)	$(288,242)	$(128,220)	$(979,688)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(29,176)	(4,918)	(20,011)	(12,561)

Comprehensive Loss	$(30,924)	$(293,160)	$(148,231)	$(992,249)
Loss per Share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Number of Shares (basic and diluted)	28,011,279	124,809,537	26,514,314	123,575,246

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

Supplemental Disclosure for non-cash investing and financing Activities

	2019	2018
Operating Activities
Net Loss	$(128,222)	$(979,688)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	951	2,527
Shares issued for current and future services	-	18,000
Loss on settlement of debt	-	495,943
	(127,271)	(463,218)
Changes in operating assets and liabilities	227,167	485,948
Net cash provided by operating activities	99,896	22,730

Cash Flows from Investing Activities
Purchase of property and equipment	(1,198)	-
Net cash used in investing activities	(1,198)	-

Financing Activities
Issuance of common stock for cash	30,000	-
Proceeds from notes payable	11,058	-
Shareholder assumption of debt	(11,058)	-
Repayment of shareholder loans	(4,312)	-
Net cash provided by financing activities	25,688	-

Effects of exchange rate changes on cash	(20,011)	(12,561)

Changes in cash	104,375	10,169
Cash and cash equivalents – beginning of year	25,323	66,961
Cash and cash equivalents – end of year	$129,698	$77,130
Supplemental disclosure of cash flow information:
Interest paid	$42,608	$16,724
Supplemental disclosure of non-cash flow investing and financing activities:
Shares issued for share subscription payable	$195,359	$650,000
Shares issued for consulting agreement	-	$150,000
Conversion of Preferred Stock to Common Stock	$(10,000)	$-
Reverse stock split	$355	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statement of Shareholders’ Deficit

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2018	1,000,000	$10,000	20,387,873	$2,039	$7,474,811	$(10,755)	$1,531,080	$(8,591,261)	$(44,383)	$371,530
Issuance for services	-	-	-	-	-	-	150,000	-	-	-
Issuance for settlement of payables	-	-	-	-	-	-	650,000	-	-	650,000
Net loss	-	-	-	-	-	-	-	(691,446)		(691,446)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(7,643)	(7,643)
Balance at March 31, 2018	1,000,000	$10,000	20,387,873	$2,039	$7,474,811	$(10,755)	$2,331,080	$(9,282,707)	$(52,026)	$322,441
Issuance for services	-	-	-	-	-	-	-	-	-	-
Issuance for settlement of payables	-	-	990,742	99	77,179	-	(59,278)	-	-	168,001
Net loss	-	-	-	-	-	-	-	(288,242)	-	(288,242)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(4,918)	(4,918)
Balance at June 30, 2018	1,000,000	$10,000	21,378,615	$2,138	$7,551,990	$(10,755)	$2,271,802	$(9,570,949)	$(56,944)	$197,282

Balance at January 1, 2019	1,000,000	$10,000	24,634,051	$2,463	$8,103,934	$(1,577)	$2,019,532	$(10,354,299)	$(3,613)	$(223,560)
Issuance for services	-	-	1,000,000	100	152,799	-	(152,899)	-	-	-
Issuance for settlement of payables	-	-	-	-	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	-	-	-	(126,473)	-	(126,473)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	9,165	9,165
Balance at March 31, 2019	1,000,000	$10,000	25,634,052	$2,563	$8,256,733	$(1,577)	$1,896,633	$(10,480,772)	$5,552	$(310,868)
Issuance for services			280,014	28	42,786	-	(42,814)	-	-	-
Issuance for settlement of payables	-	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock	(1,000,000)	(10,000)	2,263,900	226	9,774	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(1,748)	-	(1,748)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(29,176)	(29,176)
Balance at June 30, 2019	-	-	28,177,966	$2,817	$8,309,293	$(1,577)	$1,853,819	$(10,482,521)	$(23,624)	$(341,793)

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Going Concern

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on May 13, 2019.

b) Functional and Reporting Currency

These interim financial statements are presented in United States Dollars. The functional currency of the Company is the Canadian Dollar. For purposes of preparing these interim financial statements, balances denominated in Canadian Dollars outstanding at June 30, 2019 were converted into United States Dollars at a rate of 1.31 Canadian Dollars to one United States Dollar. Balances denominated in Canadian Dollars outstanding at December 31, 2018 were converted into United States Dollars at a rate of 1.36 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended June 30, 2019 and December 31, 2018 were converted into United States Dollars at an average rate of 1.34 and 1.30 Canadian Dollars to one United States Dollar, respectfully.

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

d) Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the six-month period ended June 30, 2019, the Company incurred a net loss of $128,220 and as of that date, the Company’s accumulated deficit was $10,482,521. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

2. Significant Accounting Policies

The accounting polices used in the preparation of these interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2018.

The Company also implemented the following accounting standard effective January 1, 2019.

In January 2019, ASC 842 was implemented related to the valuation of leases. Under this guidance, leases should be capitalized that contain terms over one year and values over the capitalization policies. This standard became effective for the Company’s fiscal year beginning January 1, 2019. The adoption of ASC 842 on January 1, 2019 did not have any impact on the way leases were recognized as there are no capital leases during the six months ended June 30, 2019.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

3. Inventory

Inventory consists of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Finished goods	$277,799	$282,239
Promotional items	1,082	700
Raw materials	6,815	6,577
	$285,696	$289,516
Prepaid inventory	$-	$-

4. Secured Notes Payable

Secured notes payable consists of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Balance owing	$287,425	$287,425
Less amounts due within one year	(287,425)	(287,425)
Long-term portion	$-	$-

5. Shareholders’ Deficit

During the six-month period ended June 30, 2019, the Company issued 1,280,014 common shares pursuant to a subscription payable to Consultant with a value of $195,712. During the same period, the Company entered into a share subscription agreement with a consultant of the Company for 1,500,000 common shares valued at $30,000.

During the six-month period ended June 30, 2019, Steven Rossi was issued 13,583,397 shares of Franchise Holdings International, Inc common stock as approved by the board of directors, due to a conversion of all 1,000,000 shares of his Series A Preferred stock.

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

6. Earnings per Share

For the six months ended June 30, 2019, Earnings per Share (EPS) is 0.01 (basic and diluted) compared to the EPS for the six months ended June 30, 2018 of 0.01 (basic and diluted). Earnings per Share (EPS) is 0.00 (basic and diluted) for the three months ended June 30, 2019 compare to the three months ended June 30, 2018 of 0.00 (basic and diluted). There are 49,833,333 shares authorized, 28,177,964 and 26,514,314 shares issued and outstanding, respectively.

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

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

8. Concentration of Customer Risk

The following table includes the percentage of the Company’s sales to significant customers for the six months ended June 30, 2019 and 2018, as well as the balance included in revenue and accounts receivable for each significant customer as at June 30, 2019 and 2018. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales.

	2019		2018
	$	%	$	%
Customer A	1,014,850	86.5	42,687	14.0
Customer B	n/a	n/a	121,079	41.0
Customer C	n/a	n/a	87,788	30.0

The loss of any of these key customers could have an adverse effect on the Company’s business.

9. Evaluation of Subsequent Events

The Company has evaluated subsequent events through August 14, 2019 which is the date the financial statements were available to be issued and the following events after June 30, 2019 occurred:

●	On May 7, 2019, the Company signed a lease agreement to commence on August 1, 2019 and end on July 31, 2022 with monthly lease payment of $3,317.88.

●	On June 26, 2019, a preliminary prospectus form was filed with the Canadian Securities Exchange.

●	On July 1, 2019, an agreement was reached with a debtor for settlement of $75,000 CAD ($57,309 USD) for 1,500,000 units of shares and warrants.

●	In July 2019, the Company reached a legal settlement agreement (the “unwinding”) with an individual investor to dissolve the Debt Settlement and Mutual Release Agreement entered into on January 12, 2018. In accordance to the settlement agreement, 19,055,551 pre-consolidation (3,175,925 post consolidation) reserved shares will be released and returned to the Company. In addition, 5,944,449 pre-consolidation (990,742 post consolidation) shares already issued will be returned to the Company’s treasury, to be cancelled, reducing the companies issued and outstanding shares accordingly. The company expects to close the unwinding in August 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of FNHI, and its wholly owned subsidiary, Worksport, Ltd. for the six months ended June 30, 2019 and 2018, and the notes thereto. Additional information relating to FNHI is available at Worksport.ca.

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

Revenue

For the six months ended June 30, 2019, revenue generated from the entire line of Worksport products was $1,088,974 compared to $294,159 for the six months ended June 30, 2018. The year over year increase of approximately 270% was mainly attributable to the availability of inventory to partially satisfy customer orders.

For the six months ended June 30, 2019, revenue generated in Canada was $24,894 compared to $124,947 for the same period in 2018, a decrease of 80%. For the three months ended June 30, 2019, revenue generated in Canada was ($628) compared to $19,574 for the same period in 2018, a decrease of 103%. The decrease was primarily due to a higher demand in the United States, resulting in temporarily limited factory capacity to handle Canadian market sales and rebates offered to Canadian customers for the three months ended. The rate of exchange between the Canadian Dollar and the United States Dollar during the six months of fiscal 2019 was consistent, which limited the historically negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. For the six months ended June 30, 2019, gross revenue generated in the United States was $1,148,013 compared to $171,041 for the same period in 2018, an increase of 671%. For the three months ended June 30, 2019, gross revenue generated in the United States was $564,591 compared to $141,410 for the same period in 2018, an increase of 399%. This is primarily attributable to re-entering the US market as of mid-2018 and continuing to increase sales which included online retailers and the support of four private labels, after the allowance of use of the Worksport trademark.

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

Cost of Sales

Cost of sales increased for the first six months of fiscal 2019, when compared to the first six months of fiscal 2018, by 221% from $251,003 to $804,634. The increase was primarily due to the higher volume of sales for the first and second quarter of 2019 when compared to the same periods in 2018. Our cost of sales, as a percentage of sales, was approximately 74% and 85% for six months ended June 30, 2019 and 2018, respectively.

Within cost of sales, freight costs accounted for 4% of cost of sales during the six months ended June 30, 2019, whereas in 2018, it accounted for 33% of cost of sales. The large decrease in the percentage of cost of sales is due to the increase in sales for the quarter ended June 30, 2019 being larger US orders with economies to scale in shipping. Also, in 2019, retail online orders were drop-shipped sales FOB China to our online vendors reducing intermediary costs.

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

Gross Margin

Gross margin percentage for the six month period ended June 30, 2019 and 2018 were 26% and 15% respectively. For the three month ended June 30, 2019 and 2018 gross margin percentage were 28% and 15% respectively. The increase in gross margin reflects an increase in one-time shipping costs in landing product in our US warehouse for 2018. In addition, the gross margin percentage for the six and three months ended June 30, 2018 were abnormally low as a result of the fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting.

Operating Expenses

Operating expenses for the six months ended June 30, 2019 were $360,964 compared to $499,361 for the six months ended June 30, 2018. Operating expenses for the three months ended June 30, 2019 were $134,321 compared to $309,045 for the three months ended June 30, 2018. Although there were decreases in general and administrative expenses and foreign exchange, theses expenses were offset by larger increases in sales and marketing, and professional fees incurred for the period.

●	General and administrative expense decreased by $36,478, from $94,265 to $57,787 during the six months ended June 30, 2019. For the three month ended June 30, 2019, general and administrative expense decreased by $10,231 from $27,447 to $17,216 compared to the three month ended June 30, 2018. The main reason for the decrease was a major reduction in salaries provided to the CEO.
●	The Company also realized a gain on foreign exchange in the amount of $20,726 during the six months ended June 30, 2019, a decrease of $21,902 when compared to a loss on foreign exchange of ($1,176) during the six months ended June 30, 2018. For the three month ended June 30, 2019 the Company realized a gain on foreign exchange of $6,928, compare to a loss of ($1,146) on foreign exchange for the three month ended June 30, 2018, a decrease of $8,074. The current gains and previous loss were the result of the Company converting Canadian cash generated by sales to Canadian customers into United States Dollars in order to purchase inventory and pay operating expenses denominated in United States Dollars.
●	Professional fees which include accounting, legal and consulting fees, decreased from $395,605 for the six months ended June 30, 2018 to $273,984 for the six months ended June 30, 2019 a difference of $121,621. For the three months ended June 30, 2019 professional fees decreased by $172,597 from $274,079 to $101,482, compared to the three months ended of June 30, 2018. The decrease is related to a decrease in accounting and audit fees, consulting, legal services and SEC filing fees between the two periods.

Other Income and Expenses

Other income and expenses for the six month ended June 30, 2019 was $51,596 compared with $523,483 at June 30 2018. The major difference consisted of a loss on debt settlement of $495,943 that occurred in the first quarter of 2018.

During the six month ended June 30, 2019, the Company incurred interest of $51,596 an increase of $24,469 when compared to interest expense of $27,127 incurred during the six months ended June 30, 2018. For three month ended June 30, 2019 interest expense was $12,437 compare to $19,837 a decrease of $7,400 compare to the three month ended June 30, 2018. The difference is due to higher interest accrual for the first quarter compare to the second quarter of 2019. The Company had assumed Canadian and US dollar promissory notes in 2017 in the amount of $123,392 with terms of 12% and 18%. In addition, two lines of credit in both Canadian and US dollar currencies were assumed with an interest rate of 18% in 2016. The interest from these loans were 92% of the interest expense and the remaining 8% consisting of bank charges and interest.

Net Loss

Net loss for the six months ended June 30, 2019 was $128,220 compared to a net loss of $979,688 for the six months ended June 30, 2018, a difference of $851,468 or 87%. For the three month ended June 30, 2019 the Company had net loss of $1,748 compared to the three month period ended June 30, 2018 of a net loss of $288,242, an improvement of $286,494. The Company’s improvement was mainly attributed to an increase in gross margin and a decrease in operating expenses as discussed above. The decrease in the net loss for the 6 month ended June 30, 2019 was mainly due to the loss of debt settlement in the amount of $495,943 and decrease in professional fees of $121,633 as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased from $25,323 at December 31, 2018 to $129,698 at June 30, 2019. The increase was primarily the result of the timing of inbound payments from customers, and outbound payments to vendors. Accounts receivable increased by $60,649 from $61,882 at December 31, 2018 to $122,531 at June 30, 2019. Inventory remained consistent from December 31, 2018 at $289,516 to June 30, 2019 at $285,696. Prepaid expenses decreased by $115,710 from $124,114 at December 31, 2018 to $8,404 at June 30, 2019 due to the completion of a large amount of consulting services in the first quarter of 2019. Payroll taxes payable decreased from $82,365 at December 31, 2018 to $17,577 June 30, 2019. This reduction is due to several payments made for payroll remittance. Accounts payable and accrued liabilities increased by $233,074 from $401,766 at December 31, 2018 to $634,840 at June 30, 2019. The increase in payables is related to large purchases related to increased sales during the six months ended June 30, 2019.

Investing Activities

During the six months ended June 30, 2019, Worksport invested $1,198 in warehouse equipment. No investing activities occurred during the six months ended June 30, 2018.

Financing Activities

During the first six months of fiscal 2019, Worksport issued $30,000 in issuance of common stock for cash and repayment of $4,049 of shareholder loans. During the first quarter of 2018, there were no changes in financing activities for the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, the Company did not complete registration of 1,500,000 common shares as they were unregistered equity securities.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: Aug 14, 2019	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: Aug 14, 2019	By:	/s/ Michael Johnston
Michael Johnston
Interim Chief Financial Officer

