Form 10-Q/A
period 2019-06-30
Franchise Holdings International, Inc.
filed 2019-08-15
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 of FRANCHISE HOLDINGS INTERNATIONAL, INC. (the “Company”) filed with the Securities and Exchange Commission on August 14, 2019 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: Aug 15, 2019	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: Aug 15, 2019	By:	/s/ Michael Johnston
Michael Johnston
Interim Chief Financial Officer