Form 10-Q
period 2019-09-30
Franchise Holdings International, Inc.
filed 2019-11-15
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2019

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

As of November 14, 2019, the number of shares outstanding of the registrant’s class of common stock, $0.0001 par value, was 40,506,721.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Franchise Holdings International, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$178,752	$25,323
Accounts receivable	249,588	61,882
Inventory	198,478	289,516
Prepaid expenses and deposits	26,401	124,114
Total Current Assets	653,219	500,835
Investment	15,658	-
Property and Equipment, net	72,377	43,860
Right-of-use Asset, net	63,399	-
Intangible Assets, net	43,297	12,673
Total Assets	$847,949	$557,368

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$913,335	$401,766
Payroll taxes payable	12,705	82,365
Related party loan	-	9,372
Current portion of notes payable	277,425	287,425
Current lease liability	21,221	-
Total Current Liabilities	1,224,686	780,928
Long Term - Lease Liability	42,178	-
Total Liabilities	1,266,864	780,928
Shareholders’ Deficit
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding, respectively,	-	10,000
Common stock, $0.0001 par value, 49,833,333 shares authorized, 38,506,721 and 24,634,052 shares issued and outstanding, respectively	3,850	2,463
Additional paid-in capital	8,230,982	8,103,934
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	1,606,097	2,019,532
Accumulated deficit	(10,212,150)	(10,354,299)
Cumulative translation adjustment	(46,116)	(3,613)
Total Shareholders’ Deficit	(418,914)	(223,560)
Total Liabilities and Shareholders’ Deficit	$847,949	$557,368

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net Sales	$870,053	$5,954	$1,959,027	$300,113
Cost of Goods Sold	668,516	54,270	1,473,150	305,273
Gross Profit	201,537	(48,316)	485,877	(5,160)

Operating Expenses
General and administrative	91,254	39,069	149,041	133,334
Sales and marketing	12,253	2,863	62,172	11,178
Professional fees	92,858	207,981	366,843	603,586
(Gain) loss on foreign exchange	(22,701)	(3,939)	(43,427)	(2,763)
Total operating expenses	173,664	245,974	534,629	745,335
Gain (Loss) from operations	27,873	(294,290)	(48,752)	(750,495)

Other Income (Expense)
Interest expense	(8,281)	(7,798)	(59,877)	(34,925)
Finance charges	-	(7)	-	(420)
Gain (loss) on settlement of debt	250,778	-	250,778	(495,943)
Total other income (expense)	242,497	(7,805)	190,901	(531,288)

Net Income (Loss)	$270,370	$(302,095)	$142,149	$(1,281,783)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(22,492)	(22,424)	(42,504)	(34,985)

Comprehensive Income (Loss)	$247,878	$(324,519)	$99,645	$(1,316,768)
Earnings (Loss) per Share
Basic	$0.01	$(0.01)	$0.00	$(0.06)
Diluted	$0.00	$(0.01)	$0.00	$(0.06)
Weighted Average Number of Shares (basic)	39,239,007	23,463,386	34,492,728	21,562,215
Weighted Average Number of Shares (diluted)	54,310,448	23,463,386	49,515,451	21,562,215

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended
	September 30,
	2019		2018
Operating Activities
Net Income (loss)		$142,149	$(1,281,783)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization		25,009	2,180
Loss (gain) on settlement of debt		(250,778)	495,944
		(83,620)	(783,659)
Changes in operating assets and liabilities		368,755	739,000
Net cash provided by (used in) operating activities		285,135	(44,659)

Cash Flows from Investing Activities
Purchase of investment		(15,658)	-
Purchase of property and equipment		(84,149)	-
Net cash used in investing activities		(99,807)	-

Financing Activities
Issuance of common stock for cash		30,000	175,000
Repayment of notes payable		(10,000)	-
Repayment of shareholder loans		(9,395)	-
Net cash provided by financing activities		10,605	175,000

Effects of exchange rate changes on cash		(42,504)	(38,410)

Changes in cash		153,429	91,931
Cash and cash equivalents – beginning of year		25,323	66,961
Cash and cash equivalents – end of year		$178,752	$158,892
Supplemental disclosure of cash flow information:
Interest paid	$		$16,604
Supplemental disclosure of non-cash flow investing and financing activities:
Shares issued for settlement of notes and accounts payable		$-	$172,056
Shares issued for consulting agreements		-	$393,750
Conversion of Preferred Stock to Common Stock		$(8,642)	-
Reverse stock split		$768	-
Increase (decrease) in share subscription payable		$(768)	$(589,694)
Return and share cancellation		$8,642	-

The accompanying notes form an integral part of these condensed consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statement of Shareholders’ Deficit

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscriptions	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	Deficit
Balance at January 1, 2018	1,000,000	$10,000	20,387,873	$2,039	$7,474,811	$(10,755)	$1,531,080	$(8,591,261)	$(44,383)	$371,531
Issuance for services	-	-	-	-	-	-	150,000	-	-	150,000
Issuance for settlement of payables	-	-	4,246,173	12,741	326,287	-	(68,750)	-	-	270,278
Net loss	-	-	-	-	-	-	-	(1,281,782)	-	(1,281,782)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(34,985)	(34,985)
Balance at September 30, 2018	1,000,000	$10,000	24,634,046	$14,780	$7,801,098	$(10,755)	$1,612,330	$(9,873,043)	$(79,368)	$(524,958)

Balance at January 1, 2019	1,000,000	$10,000	24,634,052	$2,463	$8,103,934	$(1,577)	$2,019,532	$(10,354,299)	$(3,613)	$(223,560)
Insurance for Services	-	-	1,280,014	128	195,585	-	(195,713)	-	-	-
Return and cancellation of shares	-	-	(990,742)	(99)	(77,179)	-	(247,722)	-	-	(325,000)
Issuance for settlement of payables	-	-	-	-	-	-	30,000	-	-	30,000
Conversion of Preferred Stock	(1,000,000)	(10,000)	13,583,397	1,358	8,642	-	-	-	-	-
Net Income	-	-	-	-	-	-	-	142,149	-	142,149
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(42,503)	(42,503)
Balance at September 30, 2019	-	-	38,506,721	$3,850	$8,230,982	$(1,577)	$1,606,097	$(10,212,150)	$(46,116)	$(418,914)

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statement of Shareholders’ Deficit

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscriptions	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	Deficit
Balance at June 30, 2018	1,000,000	$10,000	21,378,615	$2,138	$7,551,990	$(10,755)	$2,271,802	$(9,570,949)	$(56,944)	$197,282
Issuance for settlement of payables	-	-	3,255,431	12,642	249,108	-	(659,472)	-	-	(397,722)
Net loss	-	-	-	-	-	-	-	(302,094)	-	(302,094)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(22,424)	(22,424)
Balance at September 30, 2018	1,000,000	$10,000	24,634,046	$14,780	$7,801,098	$(10,755)	$1,612,330	$(9,873,043)	$(79,368)	$(524,958)

Balance at June 30, 2019	-	-	39,497,463	$3,949	$8,338,161	$(1,577)	$1,853,819	$(10,482,520)	$(23,624)	$(341,792)
Return and cancellation of shares	-	-	(990,742)	(99)	(77,179)	-	(247,722)	-	-	(325,000)
Net Income	-	-	-	-	-	-	-	270,370	-	270,370
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(22,492)	(22,492)
Balance at September 30, 2019	-	-	38,506,721	$3,850	$8,230,982	$(1,577)	$1,606,097	$(10,212,150)	$(46,116)	$(418,914)

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Going Concern

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on May 13, 2019.

b) Functional and Reporting Currency

These interim financial statements are presented in United States Dollars. The functional currency of the Company is the Canadian Dollar. For purposes of preparing these interim financial statements, balances denominated in Canadian Dollars outstanding at September 30, 2019 were converted into United States Dollars at a rate of 1.3 Canadian Dollars to one United States Dollar. Balances denominated in Canadian Dollars outstanding at December 31, 2018 were converted into United States Dollars at a rate of 1.36 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended September 30, 2019 and December 31, 2018 were converted into United States Dollars at an average rate of 1.34 and 1.30 Canadian Dollars to one United States Dollar, respectfully.

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

d) Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the nine-month period ended September 30, 2019, the Company incurred a net income of $142,149 and as of that date, the Company’s accumulated deficit was $10,212,150. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

2. Significant Accounting Policies

The accounting polices used in the preparation of these interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2018.

The Company also implemented the following accounting standard effective January 1, 2019.

In January 2019, ASC 842 was implemented related to the valuation of leases. Under this guidance, leases should be capitalized that contain terms over one year and values over the capitalization policies. This standard became effective for the Company’s fiscal year beginning January 1, 2019. The Company has accounted for its leases upon adoption of ASC 842 whereby it recognizes a lease liability and a right-of-use asset at the date of initial application, being January 1, 2019. The lease liability is measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate. The Company has measured the right-of-use asset at an amount equal to the lease liability.

Assets are depreciated over the useful life of the assets. The useful life of the following assets are as follows: warehouse equipment over 5 years, computers over 3 years, patents over 25 years, and leasehold improvements of 15 years. The Company does not take depreciation for the following items: product moulds, trademarks and website.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Inventory

Inventory consists of the following at September 30, 2019 and December 31, 2018:

	2019	2018
Finished goods	$190,750	$282,239
Promotional items	1,070	700
Raw materials	6,658	6,577
	$198,478	$289,516

4. Secured Notes Payable

Secured notes payable consists of the following at September 30, 2019 and December 31, 2018:

	2019	2018
Balance owing	$277,425	$287,425
Less amounts due within one year	(277,425)	(287,425)
Long-term portion	$-	$-

Subsequent to the nine month period ended September 30, 2019, the Company repaid in full an additional $10,909 of notes payable consisting of $9,545 principal and $1,364 in interest.

5. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the nine months period ended September 30, 2019 and 2018 are as follows:

	2019	2018
Decrease (increase) in accounts receivable	$(187,706)	$170,487
Decrease (increase) in inventory	91,038	(29,323)
Decrease (increase) in prepaid expenses and deposits	97,737	7,277
Increase (decrease) in income taxes payable	(69,660)	(128)
Increase (decrease) in accounts payable and accrued liabilities	437,346	590,687
	$368,755	$739,000

6. Investment

During the nine month ended September 30, 2019, the Company entered into an agreement to purchase 10,000,000 shares for $50,000 which has been issued to FNHI. The Company’s investment accounts for a 10% equity stake in a US based mobile phone development company. As of September 30, 2019 the Company had advanced a total of $15,658 and is advancing trenches of capital as required by the Company.

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Lease Liabilities

During the nine month period ended September 30, 2019, the Company signed a lease agreement for warehouse space to commence on August 1, 2019 and end on July 31, 2022 with monthly lease payments of $2,496. The Company has accounted for its leases upon adoption of ASC 842 whereby it recognizes a lease liability and a right-of-use asset at the date of initial application, being January 1, 2019. The lease liability is measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate of 10%. The Company has measured the right-of-use asset at an amount equal to the lease liability.

The Company’s right-of-use asset for the nine months ended September 30, 2019 is as follows:

September 30, 2019
Right-of-use asset	$63,399

Current lease liability	$21,221
Long-term lease liability	$42,178

The components of lease expense are as follows:

September 30, 2019
Amortization of right-of-use	$3,296
Interest on lease liability	$1,212
Total lease cost	$4,508

Maturities of lease liability are as follows:

Future minimum lease payments as of September 30, 2019,

2019	$6,651
2020	26,606
2021	26,606
2022	13,303
Total future minimum lease payments	73,166
Less: amount representing interest	(9,717)
Present value of future payments	63,399
Current portion	21,221
Long term portion	$42,178

8. Shareholders’ Deficit

During the nine-month period ended September 30, 2019, the Company issued 1,280,014 common shares, previously recorded as subscription payable to Consultant with a value of $195,712. During the same period, the Company entered into a share subscription agreement with a consultant of the Company for 1,500,000 common shares valued at $30,000. As the shares have not yet been issued, the $30,000 has been recorded as share subscriptions payable.

During the nine-month period ended September 30, 2019, Steven Rossi was issued 13,583,397 shares of Franchise Holdings International, Inc common stock as approved by the board of directors, due to a conversion of all 1,000,000 shares of his Series A Preferred stock.

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

Franchise Holdings International, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

9. Gain (Loss) on Settlement of Debt

During the nine-month period ended September 30, 2019, the Company reached a legal settlement agreement (the “unwinding”) with an individual investor to dissolve the Debt Settlement and Mutual Release Agreement entered into on January 12, 2018. In accordance to the settlement agreement, 19,055,551 pre-stock split, reserved shares were released and returned to the Company. In addition, 5,944,449 pre-stock split (990,742 post stock split) shares already issued were returned to the Company’s treasury, and cancelled, reducing the companies issued and outstanding shares accordingly. The company closed the unwinding in August 2019.

10. Contingent Liability

During the nine-month period ended the Company entered into an agreement with a debtor for the settlement of outstanding notes payable of $56,723 ($75,000 CAD). The Company will issue to the debtor 1,500,000 million common shares for the settlement of the outstanding notes payable upon listing on the Canadian Securities Exchange.

11. Earnings per Share

For the nine months ended September 30, 2019, Earnings per Share “EPS” is 0.00 (basic and diluted) compared to the loss per share for the nine months ended September 30, 2018 of 0.01 (basic and diluted). EPS is 0.01 and 0.00 (basic and diluted respectively) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 of 0.00 (basic and diluted). At September 30, 2019 the Company had 13,721,441 share subscription and 1,350,000 warrants for a total of 14,971,441 common stock for the underlying instruments. Compared to a total of 16,885,738 of common stock to be issued from share subscription at September 30, 2018.

12. Reverse Stock Split

On March 8th, 2019, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 6 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the Canadian Stock Exchange (“CSE”). The Certificate of Change was submitted to the Nevada Secretary of State on March 20, 2019 and the FINRA corporate action was filed on March 21, 2019. FINRA declared the 1 for 6 reverse stock split effective on March 29, 2019. These financial statements, including prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

13. Concentration of Customer Risk

The following table includes the percentage of the Company’s sales to significant customers for the nine months ended September 30, 2019 and 2018, as well as the balance included in revenue and accounts receivable for each significant customer as at September 30, 2019 and 2018. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales.

	2019		2018
	$	%	$	%
Customer A	1,910,430	89.0	42,687	14.0
Customer B	n/a	n/a	121,079	41.0
Customer C	n/a	n/a	87,788	30.0

The loss of any of these key customers could have an adverse effect on the Company’s business.

14. Related Party Transactions

During the nine months ended September 30, 2019, the Company incurred $58,465 payable to a US based corporation controlled by the Company’s CEO and director for the purchase of inventory.

15. Evaluation of Subsequent Events

The Company has evaluated subsequent events through November 14, 2019 which is the date the financial statements were available to be issued and the following events after September 30, 2019 occurred:

●	On October 17, 2019, the Company issued 2,000,000 shares for services rendered per prior contract for consulting performed.
●	Refer to Note 4 for additional subsequent event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of FNHI, and its wholly owned subsidiary, Worksport, Ltd. for the nine months ended September 30, 2019 and 2018, and the notes thereto. Additional information relating to FNHI is available at Worksport.ca.

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

Revenue

For the three and nine months ended September 30, 2019, revenue generated from the entire line of Worksport products was $870,053 and $1,959,027, compared to $5,954 and $300,113 for the three and nine months ended September 30, 2018. The year over year increase of approximately 553% was mainly attributable to the availability of inventory to satisfy customer orders.

For the nine months ended September 30, 2019, revenue generated in Canada was $74,058 compared to $32,483 for the same period in 2018, an increase of 56%. For the three months ended September 30, 2019, revenue generated in Canada was $49,410 compared to refunds of $6,059 for the same period in 2018, an increase of 6425%. The increase was primarily due to an increased higher demand in Canada, resulting in Canadian market sales to increase for the three months ended. The rate of exchange between the Canadian Dollar and the United States Dollar during the nine months of fiscal 2019 was consistent, which limited the historically negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. For the nine months ended September 30, 2019, gross revenue generated in the United States was $2,072,963 compared to $259,621 for the same period in 2018, an increase of 1176%. For the three months ended September 30, 2019, gross revenue generated in the United States was $924,949 compared to $4,986 for the same period in 2018, an increase of 17839%. This is primarily attributable to re-entering the US market as of mid-2018 and continuing to increase sales which included online retailers and the support of four private labels, after the allowance of use of the Worksport trademark.

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

Cost of Sales

Cost of sales increased for the three and nine months of fiscal 2019, when compared to the three and nine months of fiscal 2018, by 1,132% and 383% from $54,270 and $305,273 to $668,516 and $1,473,150. The increase was primarily due to the higher volume of sales for the first, second and third quarters of 2019 when compared to the same periods in 2018. Our cost of sales, as a percentage of sales, was approximately 77% and 75% compare to 911% and 102% for three and nine months ended September 30, 2019 and 2018, respectively.

Within cost of sales, freight costs accounted for 2% of cost of sales during the nine months ended September 30, 2019, whereas in 2018, it accounted for 10% of cost of sales. The decrease in the percentage of cost of sales is due to the increase in sales for the quarter ended September 30, 2019 being larger US orders with economies to scale in shipping. Also, in 2019, retail online orders were drop-shipped sales FOB China to our online vendors reducing intermediary costs.

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

Gross Margin

Gross margin percentage for the nine month period ended September 30, 2019 and 2018 were 25% and -2% respectively. For the three month ended September 30, 2019 and 2018 gross margin percentage were 23% and -811% respectively. The increase in gross margin reflects a decrease in cost of goods due to the decreases of the prices of the goods. In addition, the gross margin percentage for the nine and three months ended September 30, 2018 were abnormally low as a result of the fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 were $534,629 compared to $745,335 for the nine months ended September 30, 2018. Operating expenses for the three months ended September 30, 2019 were $173,664 compared to $245,974 for the three months ended September 30, 2018. Although there were decreases in professional fees, this expense was offset by larger increases in sales and marketing and general and administrative incurred for the period.

●	General and administrative expense increased by $15,707, from $133,334 to $149,041 during the nine months ended September 30, 2019. For the three month ended September 30, 2019, general and administrative expense increased by $52,185 from $39,069 to $91,254 compared to the three month ended September 30, 2018. During the three month period September 30, 2019, research and development increased by $24,410, from $3,596 to $28,006. Rental payments and wages and salaries increased due to the new lease agreement the Company entered during the three month period ended September 30, 2019.
●	The Company also realized a gain on foreign exchange in the amount of $43,427 during the nine months ended September 30, 2019, an increase of $40,664 when compared to a gain on foreign exchange of $2,763 during the nine months ended September 30, 2018. For the three month ended September 30, 2019 the Company realized a gain on foreign exchange of $22,701, compare to a gain of $3,939 on foreign exchange for the three month ended September 30, 2018, an increase of $18,762. The current gains were the result of the Company converting Canadian cash generated by sales to Canadian customers into United States Dollars in order to purchase inventory and pay operating expenses denominated in United States Dollars.
●	Professional fees which include accounting, legal and consulting fees, decreased from $603,586 for the nine months ended September 30, 2018 to $366,843 for the nine months ended September 30, 2019 a difference of $236,743. For the three months ended September 30, 2019 professional fees decreased by $115,123 from $207,981 to $92,858, compared to the three months ended of September 30, 2018. The decrease is related to a decrease in accounting and audit fees, consulting, legal services and SEC filing fees between the two periods.

Other Income and Expenses

Other income and expenses for the nine month ended September 30, 2019 was an income of $190,901 compared with an expense of $531,288 at September 30, 2018. The reason for the income is due to a loss on debt settlement of $495,943 for the period ended September 30, 2019.

During the nine month ended September 30, 2019, the Company incurred interest of $59,877 an increase of $24,952 when compared to interest expense of $34,925 incurred during the nine months ended September 30, 2018. For three month ended September 30, 2019 interest expense was $8,281 compared to $7,798 an increase of $483 compare to the three month ended September 30, 2018. During the three months period September 30, 2019, the Company renewed its Canadian and US dollar promissory notes. During the three months period September 30, 2019, the Company repaid $10,000 of its US dollar promissory note. The lower increase for the three months period ended September 30, 2019 was a result of renewal of the Canadian and US dollar promissory notes, resulting in a lower interest rate.

The Company had assumed Canadian and US dollar promissory notes in 2017 in the amount of $123,392 with terms of 12% and 18%. In addition, two lines of credit in both Canadian and US dollar currencies were assumed with an interest rate of 18% in 2016. The interest from these loans were 92% of the interest expense and the remaining 8% consisting of bank charges and interest.

Net Income/Loss

Net income for the nine months ended September 30, 2019 was $142,149 compared to a net loss of $1,281,783 for the nine months ended September 30, 2018, a difference of $1,423,932 or 111%. For the three month ended September 30, 2019 the Company had a net income of $270,370 compared to the three month period ended September 30, 2018 of a net loss of $302,095, an improvement of $572,465. The Company’s improvement was mainly attributed to an increase in gross margin and a decrease in professional fees as discussed above. The increase in the net income for the nine month ended September 30, 2019 was mainly due to the gain of debt settlement in the amount of $250,778.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased from $25,323 at December 31, 2018 to $178,752 at September 30, 2019. The increase was primarily the result of the timing of inbound payments from customers, and outbound payments to vendors. Accounts receivable increased by $187,706 from $61,882 at December 31, 2018 to $249,588 at September 30, 2019. Inventory remained decreased from December 31, 2018 at $289,516 to September 30, 2019 at $198,478. Prepaid expenses decreased by $97,737 from $124,114 at December 31, 2018 to $26,401 at September 30, 2019 due to the completion of a large amount of consulting services in the first quarter of 2019. Payroll taxes payable decreased from $82,365 at December 31, 2018 to $12,705 September 30, 2019. This reduction is due to several payments made for payroll remittance. Accounts payable and accrued liabilities increased by $545,911 from $401,766 at December 31, 2018 to $913,335 at September 30, 2019. The increase in payables is related to large purchases related to increased sales during the nine months period ended September 30, 2019.

Investing Activities

During the nine months period ended September 30, 2019, the Company invested $84,149 in warehouse equipment, product moulds, patents, trademarks, and leasehold improvements.

During the nine month ended September 30, 2019, the Company entered into an agreement to purchase 10,000,000 shares for $50,000 which has been issued to FNHI. The Company’s investment accounts for a 10% equity stake in a US based Mobile Phone Development Company. As of September 30, 2019 the Company had advanced a total of $15,658 and is advancing trenches of capital as required by the Company.

No investing activities occurred during the nine months ended September 30, 2018.

Financing Activities

During the first nine months of fiscal 2019, Worksport issued $30,000 in issuance of common stock for cash.

During the nine month period ended September 30, 2019, the Company reached a legal settlement agreement (the “unwinding”) with an individual investor to dissolve the Debt Settlement and Mutual Release Agreement entered into on January 12, 2018 (refer to note 6. Shareholders’ Deficit).

During the nine months period ended September 30, 2018, the Company received proceeds of $175,000 from the issuance of common stock for cash.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, the Company did not complete registration of 1,500,000 common shares as they were unregistered equity securities.

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

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: Nov 14, 2019	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: Nov 14, 2019	By:	/s/ Michael Johnston
Michael Johnston
Interim Chief Financial Officer

