Form 10-Q/A
period 2019-09-30
Franchise Holdings International, Inc.
filed 2020-02-18
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2019 of FRANCHISE HOLDINGS INTERNATIONAL, INC. (the “Company”) filed with the Securities and Exchange Commission on November 15h, 2019 (the “Form 10-Q”) is to indicate that the registrated has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. In error, the original report indicated that the issier has not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

(a) Exhibits

EXHIBIT
NO.	DESCRIPTION
3.1*	Articles of Incorporation
3.2*	By-Laws
31.1**	Section 302 Certification of Chief Executive Officer
31.2**	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed as an exhibit to the registrant’s Form 10-QSB, filed October 13, 1999 and incorporated by reference herein.
**	Previously filed Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANCHISE HOLDINGS INTERNATIONAL, INC.

Dated: February 14, 2020	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 14, 2020	By:	/s/ Michael Johnston
Michael Johnston
Interim Chief Financial Officer