Form 10-K
period 2019-12-31
Franchise Holdings International, Inc.
filed 2020-05-14
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2019

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

Yes: [X] No: [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter year that the registrant was required to submit and post such files. Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2020, there were the following shares outstanding: Common Stock, $0.0001 par value, 47,037,772. Preferred stock, $0.001 par value, 1,000 preferred shares.

Franchise Holdings International, Inc.

INDEX

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

46%

DIY INSTALLATION SHARE

65%

(excerpt from 2018 SEMA report, relating to the tonneau cover aftermarket in USA / non-oem dealer sales)

2019 Truck Market: Snapshot

Canada New Pickup Truck Sales by Month (All Models)

This sales data table looks at monthly sales performance for the pickup truck segment in Canada on a month to month basis for the entire year so far. It includes all major pickup truck models sold in the Canadian market and you can see that the monthly pickup truck sales trends clearly. Seeing the individual pickup truck model sales performance in this way gives you a good sense of the momentum (good or bad).

Model	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
Chevrolet Colorado	463	529	796	828	922	696	804	841	891	723	615	423
Chevrolet Silverado	3,208	3,159	4,803	4,991	5,140	208	4,080	3,867	5,216	4,429	3,766	2,970
Ford F-Series	8,554	8,455	13,098	13,513	15,891	15,394	13,862	14,600	13,675	10,972	11,068	6,128
Ford Ranger	201	173	381	522	589	524	750	756	854	430	428	995
GMC Canyon	333	381	574	597	665	502	579	606	312	415	353	219
GMC Sierra	2,790	3,190	4,185	4,748	4,993	3,089	3,552	4,957	5,265	4,465	3,601	4,011
Honda Ridgeline	247	201	284	320	365	310	291	311	252	244	356	224
Jeep Gladiator	-	2	-	7	166	278	71	981	375	402	496	272
Nissan Frontier	300	264	395	426	504	277	232	312	314	265	234	200
Nissan Titan	292	243	390	260	214	338	222	178	143	142	221	164
Ram Pickup	5,496	6,394	7,230	8,335	9,697	9,563	7,277	8,345	8,177	6,733	5,727	6,619
Toyota Tacoma	852	733	1,055	1,324	1,169	1,186	1,147	1,121	865	1,078	1,139	867
Toyota Tundra	612	631	909	952	1,134	867	882	1,139	641	617	907	675

https://www.goodcarbadcar.net/2019-canada-pickup-truck-sales-figures-by-model/

USA

United States - best-selling light trucks – 2019

With year-end sales of almost 900,000 units, the Ford F-Series was the best-selling light truck in the United States. The Ford F-Series is a series of full-size pickup trucks, the most popular variant being the F-150. The 14th generation of this model will be released in 2020.

2019 best-selling light trucks in the United States

After years of recovery in demand for vehicles, U.S. car and light truck sales growth slowed down in 2019, compared with the year before. U.S. light vehicle sales came to around 17 million units in 2019, some 12.2 million of which were light trucks. With the exception of Toyota pickups, light trucks built by U.S.-based automakers continue to be favorites among U.S. vehicle buyers. The Ford F-Series, which has been one of the most popular automobiles with U.S. buyers for years, was ranked as the best-selling light truck in the United States at year-end 2019. The second spot was claimed by Chrysler’s Ram Pickup, followed by GM’s Chevrolet Silverado and the Toyota Tacoma.

https://www.statista.com/statistics/204473/best-selling-trucks-in-the-united-states-from-january-to-october-2011/

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

Market Analysis and Distribution

The Specialty Equipment (aftermarket) consists of three major types of customers which include; master warehouse distributor, dealer/wholesaler, and end retail consumer. Master warehouse distributors will stock and distribute product to their customers, which are usually local dealers and wholesalers. Dealers and wholesalers are local stores which sell product to some businesses and retail consumers in their area and online. Dealers will purchase most of their product from their local distributor who will deliver to them regularly. Retail end consumers are simply the end user of your product. Worksport currently sells its product line through distributors and dealer networks.

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

AutoAnything (California)

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

Worksport also plans to gain market share and core value by internally engineering our products to best suit the evolving needs of the consumer as well as a strong intellectual property portfolio (3 Granted Patents, 3 patent applications in Canada and USA – as of 2019)

The Company’s current product lines are as follows:

1. Worksport SC3: Tri Fold (introduced in 2011)

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

2. Worksport SC3Pro: Smart Fold (introduced in 2012)

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

3. Worksport SC4: Quad-Fold (Introduced 2015)

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

4. Worksport HC3: Forte (2nd Gen launched in 2016 as Private Label in Canada Only)

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

In addition, we redesigned the Worksport Smart Fold latch system based on consumer feedback. As a consequence, the next generation SC3Pro: Smart Fold covers will be far easier to install and will be available for both domestic and imported light trucks.

Worksport also launched its new Alpha series of tonneau covers at SEMA 2015. The Alpha products are set to be released late 2020, upon successful capital raise for new research and development. The Alpha and TerraVis model covers are anticipated to be very successful in the automotive aftermarket.

Production and Delivery

Worksport products are manufactured to our specifications and design in China. All of our soft (vinyl) covers are made in a factory in Meizhou, China. All future Worksport hard products are manufactured in China. Our soft cover factory is capable of producing 3,000 pieces per month and our hard cover factory is capable of producing 1,500 pieces per month. Production at both factories can be increased within thirty days to facilitate volumes up to ten times the Chinese contract manufacturers’ current output without any stress on their capacity.

Employees

Currently, we employ 1 full-time person. We may hire additional employees in the future to facilitate anticipated growth projections. We reimburse our employee for all necessary and customary business related expenses.

We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

Proprietary Information

Intellectual Property Rights

As at the time of filing of this Report, the Corporation has obtained three patents in the US. As disclosed below, the patents are for the company’s “Smart Fold” and “Quad-Fold” tonneau covers and for the “Tool Bag” which s an accessory and part of the “GEN2 Forte” tonneau covers.

In October 2014, the Corporation also filed two provisional patent applications with the US Patent and Trademark ffice which were subsequently granted. Worksport has paid $7,718 since October 2012 for the cost of obtaining US Patent No. 8,814,249 – a system for securing a truck bed cover. This patent is owned by Steven Rossi, previously the sole stockholder of Worksport. Under an exclusive license agreement between the Corporation and Steven Rossi, dated November 26, 2014, Worksport has the right to commercialize this patent. Under this agreement, Worksport is not obligated to pay any royalties to Steven Rossi. Worksport is, however, obligated to pay any expenses incurred to keep the patent in full force and effect.

In 2015, Steven Rossi filed three patent applications and one provisional patent application, all under exclusive license to Worksport, with the US Patent and Trademark Office. As at the date of filing of this Report, the status of the patent applications are as follows:

● Worksport for life of patent is expected to be granted within 2019 and includes the Adjustable/Removable Tool Bag. This feature relates to removable and adjustable bag under tonneau cover and is used on Alpha and GEN 2 Forte. The patent was granted on April 9, 2019.

● Worksport Quattro cover is a full bed access soft folding cover. The patent was granted on March 3, 2019.

● Alpha full-featured tonneau cover system (discussed above) is expected to be branched into two separate patents. The Alpha patent is expected to be granted within 2019.

As at the date of filing of this Report, Worksport also has submitted a US, Canada and China Trademark application for “WORKSPORT” on September 17, 2017. The Corporation expects to be granted trademark ownership rights to the mark “Worksport” within 2019. As of the date hereof, the Corporation has applied for the Worksport logo and word mark in China and is awaiting confirmation through its Chinese trademark agent.

Applicant’s English name	WORKSPORT, LTD.
Proposed Chinese name	沃可斯堡特有限公司
Applicant’s English address	414-3120 RUTHERFORD, VAUGHN, ONTARIO, CANADA L4K 0B1
Proposed Chinese address	加拿大安大略省沃恩市卢瑟福路414-3120号

Current Patent Portfolio

The table below contains a record of the patents and trademarks that the Corporation currently owns and holds:

PATENT #	DESCRIPTION	STATUS	AREA	STATUS
62/823,316	3 LATCHES	APPLICATION	WORLD WIDE	PENDING
US20170355251A1	QUATTRO	GRANTED	US	EXPIRES IN 2035
US10252676B2	TOOL BAG	GRANTED	US	EXPIRES IN 2035
WO2017070786A1	ALPHA (BRANCH OFF TERRAVIS)	WORLDWIDE PCT APPLICATION	WORLD WIDE	PENDING
US8814249B2	SMART LATCH	GRANTED	US	EXPIRES IN 2040
1920142	WORKSPORT LOGO MARK	TRADEMARK APPLICATION IN CANADA	CANADA	GRANTED
1921043	WORKSPORT WORD MARK	TRADEMARK APPLICATION IN CANADA	CANADA	GRANTED
88/120,025	WORKSPORT WORK MARK	TRADEMARK APPLICATION IN US	US	GRANTED
88/120,020	WORKSPORT LOGO MARK	TRADEMARK APPLICATION IN THE US FOR LOGO.	US	GRANTED

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

ITEM 3. LEGAL PROCEEDINGS

During the year ended December 31, 2019 the Company (defendant) was currently in an ongoing legal proceedings with a supplier (plaintiff). Subsequent to year end on February 6, 2020, the Company reached a legal settlement with the supplier in which the Company is obligated to pay $6,037 per month beginning on March 1, 2020 for four months until the full amount of $24,148 has been repaid in full on June 1, 2020.

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

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2019		December 31, 2018
	High	Low	High	Low
First Quarter	$2.000	$0.006	$0.027	$0.011
Second Quarter	$0.300	$0.055	$0.019	$0.008
Third Quarter	$0.130	$0.071	$0.042	$0.017
Fourth Quarter	$0.115	$0.044	$0.042	$0.017

The closing sales price of the Company’s common stock as reported on May 14, 2020 was $0.10 per share.

Holders

As of May 14, 2020, there were approximately 120 record holders of our common stock and there are 47,037,772 shares of our common stock outstanding.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2019, the Company completed one unregistered sales of equity securities, all pursuant to Rule 506(b) of Regulation D. The company raised $30,000 in exchange for 250,000 post consolidation common shares of the company. This consisted of the following investments:

Date	Amount	Securities Purchased
Jan-7-2019	$30,000	250,000
TOTAL	$30,000	250,000

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of FNHI for the years ended December 31, 2019 and 2018, and the notes thereto. Additional information relating to FNHI is available at www.franchiseholdingsinternational.com

Safe Harbor for Forward-Looking Statements

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

Results of Operations

Revenue

For the year ended December 31, 2019, revenue from the entire line of Worksport products were $1,926,405, as compared to $481,521 for the year ended, December 31, 2018. The year over year sales increased by approximately 300% as the Company acquired more share of sales of existing customers and increased availability of the Company to fill orders product orders in the USA and Canada.

For the year ended December 31, 2019 revenue generated in Canada was $65,842 compared to $65,190 for the same period in 2018 a increase of 1%. For the year ended December 31, 2019 revenue generated in the United States was $1,860,563 compared to $416,331 for the same period in 2018. This represents an increase in US- source revenue of approximately 347% year-over-year. This increase in the US is primarily attributable the Company’s ability and success to re-enter the US market as of mid-2018, after the allowance of use of the Worksport trademark.

Sales from online retailers of the Worksport products increased from $151,285 in 2018 to $174,793 in 2019, an increase of 16%. Online retailers accounted for 8% of total revenue for the year ended December 31, 2019 compared to 32% for the year ended December 31, 2018. Distributor sales stayed consistent for the year ended December 31, 2019 and 2018 with $64,610 and $64,164 respectively. Private label sales in 2018 were $265,969 and accounted for 56% of total sales. For the year ended December 31, 2019 private label sales were $1,912,401 an increase of 619% or $1,646,432. Worksport expects to continue to grow it’s fields of business as it develops unique and non-competing products to offer to other prospective clients in the US and Canadian markets.

Currently, Worksport works closely with one distributor in Canada, along with its own contracted distribution and inventory facility in Breinigsville, PA and Depew, NY. This does not include multiple independent online retailers.

Although Worksport currently supports a total of 9 dealers and distributors, Worksport will return to a focus on online sales with new inventory being received in the US market for 2020. Worksport continues to believe the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailer’s customers tend to provide larger sales volumes, greater margin of profit as well as greater protection against price erosion.

Cost of Sales

Cost of sales increased by 339% from $384,908 for the year ended December 31, 2018 to $1,687,858 for the year ended December 31, 2019. This increase correlates to the increase in sales for the year ended December 31, 2019. Our cost of sales, as a percentage of sales, was approximately 88% and 80% for the years ended December 31, 2019 and 2018, respectively. The decrease in percentage of sales resulted in a gross margin decrease from 20% for the years ended December 31, 2018 to 12% for the year ended December 31, 2019. This decrease in gross margin is related to the fluctuation in foreign exchange rates used to translate Canadian Dollar sales into United States Dollars for purposes of financial reporting as well as the increased cost for cost of goods sold and cost associated with warehousing inventory, to fulfil just in time sales, in the US market.

Within cost of sales, shipping and freight costs accounted for 3% of cost of sales during the year ended December 31, 2019, whereas in 2018, it accounted for 31% of cost of sales. This decrease is primarily attributed to an increase in volume of sales to a single customer, decreasing shipping and freight cost.

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

General and administrative expenses was constant for the year ended December 31, 2019 and 2018. For the year ended December 31, 2019 general and administrative expenses were $238,841 similar to $268,707 for the year ended December 31, 2018. General and administrative expenses consisted of the following changes:

●	Sales wages decreased from $113,121 for the year ended December 31, 2018 to $72,081 for the year ended December 31, 2019.

●	Investor relations decreased by $46,479 or 94% from $49,479 to $3,000 for the year ended December 31, 2019.

●	Insurance decreased by $9,346 or 49% from $19,070 to $9,724 for the year ended December 31, 2019.

●	General expenses was $23,922 for December 31, 2018 increasing by $103,474 to $127,396 for the year ended December 31, 2019. The increase was due to the adoption of ASC 842 Lease Accounting, amortization of property and equipment, repairs and maintenance, and general supplies and expenses.

●	Shipping and freight charges decreased by 58% or $36,475 to $26,641 for the year ended December 31, 2019. The decrease was due to less shipping cost as a result of increase in logistics and bulk shipping.

Professional fees which include accounting, legal fees, consulting fees, and listing and filing fees, decreased from $864,160 for the year ended December 31, 2018 to $570,852 for the year ended December 31, 2019 – a decrease of 34%. Accounting and audit fees increased by 69% from $102,413 to $173,433. Consulting fees decreased by 69% or $415,119 to $189,881 due to the Company completing previous consulting contracts in early 2019. Legal fees increased by $39,537 from $84,836 to $124,373 for the year ended December 31, 2019.

Other Income and Expenses

During the year ended December 31, 2019, the Company reached a legal settlement agreement (the “unwinding”) with an individual investor to dissolve the Debt Settlement and Mutual Release Agreement entered into on January 12, 2018. In accordance to the settlement agreement, 19,055,551 pre-stock split, reserved shares were released and returned to the Company. In addition, 5,944,449 pre-stock split (990,742 post stock split) shares already issued were returned to the Company’s treasury, and cancelled, reducing the companies issued and outstanding shares accordingly. This transaction resulted in a gain on debt settlement of $250,778. The company closed the unwinding in August 2019.

During the year ended December 31, 2018, there was a settlement of payables which resulted in a loss of $495,944 and the issuance of share subscriptions with a fair market value of $650,000.

Net Loss

Net loss for the year ended December 31, 2019 was $414,607 compared to a net loss of $1,763,038 for the year ended December 31, 2018 which is a of 76% decrease in net loss when compared year over year. This decrease was a result of the following:

●	Decrease in operating expenses from $1,307,741 for 2018 to $831,973 for 2019. A decrease of $475,768 or 36%.
●	Increase in gross profit from $96,614 for 2018 to $238,547 for 2019. An increase of $141,933 or 147%.
●	The gain on settlement of debt as discussed above.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased from $25,323 at December 31, 2018 to $11,993 at December 31, 2019, an decrease of $13,330 or 53%. The decrease was primarily due to the ongoing trade dispute between the United States of America and the People’s Republic of China.

Financing Activities

During fiscal 2019 and 2018, aside from working capital we funded operations through, the issuance of common stock, share subscriptions receivable and the interest bearing loans. Proceeds from financing activities totaled $117,842. Our stock issuances and notes payable contain features that may be dilutive to our shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Franchise Holdings International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franchise Holdings International, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Salt Lake City, Utah

May 14, 2020

We have served as the Company’s auditor since 2016.

Franchise Holdings International, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
Assets
Current Assets
Cash and cash equivalents	$11,993	$25,323
Accounts receivable net	67,795	61,883
Inventory (note 4)	113,156	289,516
Prepaid expenses and deposits	60,741	124,114
Total Current Assets	253,685	500,835
Investment (note 18)	15,658	-
Property and Equipment, net (note 5)	94,695	43,860
Right-of-use asset, net (note 19)	60,125	-
Intangible Assets, net (note 6)	57,145	12,673
Total Assets	$481,308	$557,368
Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$969,321	$401,766
Income taxes payable (note 10)	36,844	82,365
Related party loan (note 9)	28,638	9,372
Current portion of notes payable (note 7)	267,881	287,425
Current lease liability (note 19)	22,000	-
Total Current Liabilities	1,324,684	780,928
Long Term – Lease Liability	39,185	-
Total Liabilities	1,363,869	780,928
Commitments and Contingencies
Shareholders’ Equity (Deficit)
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 0 and 100,000 shares issued and outstanding, respectively (note 8)	-	10,000
Common stock, $0.0001 par value, 43,833,333 shares authorized, 41,906,790 and 24,634,051 shares issued and outstanding, respectively (note 8)	4,191	2,463
Additional paid-in capital	8,381,231	8,103,934
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	1,511,080	2,019,532
Accumulated deficit	(10,768,906)	(10,354,299)
Cumulative translation adjustment	(8,580)	(3,613)
Total Shareholders’ Deficit	(882,561)	(223,560)
Total Liabilities and Shareholders’ Deficit	$481,308	$557,368

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Consolidated Statements of Operations and Comprehensive Loss

December 31, 2019 and 2018

	2019	2018

Net Sales	$1,926,405	$481,521
Cost of Goods Sold	1,687,858	384,908
Gross Profit	238,547	96,614
Operating Expenses
General and administrative	238,841	268,707
Sales and marketing	50,159	90,567
Professional fees	570,852	864,160
Loss (gain) on foreign exchange	(27,881)	84,306
Total operating expenses	831,971	1,307,741
Loss from operations	(593,424)	(1,211,127)
Other Income (Expense)
Interest expense (note 7)	(71,961)	(55,548)
Finance charges	-	(418)
Gain (loss) on settlement of debt	250,778	(495,944)
Total other income (expense)	178,817	(551,910)
Net Loss	(414,607)	(1,763,038)
Other Comprehensive Loss
Foreign currency translation adjustment	(4,967)	40,770
Comprehensive Loss	$(419,574)	$(1,722,268)

Loss per Share (basic and diluted)	$(0.01)	$(0.08)
Weighted Average Number of Shares (basic and diluted)	36,824,519	22,348,119

The accompanying notes form an integral part of these consolidated financial statements

Franchise Holdings International, Inc.

Consolidated Statements of Shareholders’ Deficit

December 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at December 31, 2017	1,000,000	$10,000	20,387,873	$2,039	$7,474,811	$(10,755)	$1,531,080	$(8,591,261)	$(44,383)	$371,531
Issuance for services	-	-	3,125,001	312	533,958	-	(534,270)	-	-	-
Issuance for settlement of payables	-	-	1,121,177	112	95,166	-	(95,278)	-	-	-
Issuance for cash and subscription payable	-	-	-	-	-	-	1,118,000	-	-	1,118,000
Uncollectible receivables	-	-	-	-	-	9,177	-	-	-	9,177
Net Loss	-	-	-	-	-	-	-	(1,763,038)	-	(1,763,038)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	40,770	40,770
Balance at December 31, 2018	1,000,000	$10,000	24,634,051	$2,463	$8,103,934	$(1,577)	$2,019,532	$(10,354,299)	$(3,613)	$(223,560)
Issuance for Services	-	-	4,680,084	469	345,834	-	(290,730)	-	-	55,573
Return and cancellation of shares	-	-	(990,742)	(99)	(77,179)	-	(247,722)	-	-	(325,000)
Issuance for cash and subscriptions payable	-	-	-	-	-	-	30,000	-	-	30,000
Conversion of Preferred Stock	(1,000,000)	(10,000)	13,583,397	1,358	8,642	-	-	-	-	-
Net Income	-	-	-	-	-	-	-	(414,607)	-	(414,607)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(4,967)	(4,967)
Balance at December 31, 2019	-	-	41,906,790	$4,191	$8,381,231	$(1,577)	$1,511,080	$(10,768,906)	$(8,580)	$(882,561)

The accompanying notes form an integral part of these consolidated financial statements

Franchise Holdings International, Inc.

Consolidated Statements of Cash Flows

December 31, 2019 and 2018

	2019	2018
Operating Activities
Net Loss	$(414,607)	$(1,763,038)
Adjustments to reconcile net loss to net cash from operating activities:
Shares issued for services	55,573	-
Loss on impairment	54,292	-
Depreciation and amortization	11,439	1,516
Uncollectible Subscription Receivable	-	9,178
(Gain) Loss on settlement of debt	(250,778)	495,944
	(544,081)	(1,256,400)
Changes in operating assets and liabilities (note 13)	530,828	877,124
Net cash used in operating activities	(13,253)	(379,276)

Cash Flows from Investing Activities
Purchase of investment (note 18)	(15,658)	-
Purchase of property and equipment	(98,353)	(1,874)
Net cash used in investing activities	(114,011)	(1,874)

Financing Activities
Proceeds from issuance of stock for cash	30,000	300,000
Proceeds from loan payable	88,120	22,639
Shareholder Assumption of Debt	19,266	(11,058)
Proceeds from shareholder loan	-	(12,839)
Payments on notes payable	(19,544)	-
Net cash provided by financing activities	117,842	298,742
Effects of Foreign Currency Translation	(3,908)	40,770
Change in cash	(13,328)	(41,638)
Cash and cash equivalents - beginning of year	25,323	66,961
Cash and cash equivalents end of year	$11,993	$25,323
Supplemental disclosure of cash flow information:
Interest paid	$8,113	$39,572
Supplemental Disclosure of non-cash investing and financing Activities
Shares issued for settlement of notes and accounts payable	$-	$18,000
Share cancellation	$(77,179)	$-
Shares issued to service providers	$55,573	$150,000
Conversion of Preferred Stock to Common Stock	$8,642	$-
Shares issued for share subscriptions payable	$290,540	$611,548
Write off share subscriptions receivable	$-	$(9,177)
Reverse stock split	$-	$12,312
Recognition of operating lease right of use asset and liability	$68,517	$-

The accompanying notes form an integral part of these consolidated financial statements.

Franchise Holdings International, Inc.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

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

c) Consolidation

The Company's consolidated financial statements consolidate the accounts of the Company and its wholly owned subsidiary. All intercompany transactions, balances and unrealized gains or losses from intercompany transactions have been eliminated upon consolidation.

d) Functional and Presentation Currency

These consolidated financial statements are presented in United States Dollars. The functional currency of the Company is the Canadian Dollar. For purposes of preparing these consolidated financial statements, balances denominated in Canadian Dollars outstanding at December 31, 2019 were converted into United States Dollars at a rate of 1.30 Canadian Dollars to one United States Dollar. Balances denominated in Canadian Dollars outstanding at December 31, 2018 were converted into United States Dollars at a rate of 1.36 Canadian Dollars to one United States Dollar. Transactions denominated in Canadian Dollars for the period ended December 31, 2019 and December 31, 2018 were converted into United States Dollars at an average rate of 1.33 and 1.30 Canadian Dollars to one United States Dollar, respectfully.

e) Use of Estimates

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

f) Going Concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2019, the Company incurred a net loss of $414,607 and as of that date, the Company’s accumulated deficit was $10,768,906. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment. The accompanying consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

g) Reclassification

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

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review or accounts receivable at the end of each period. As at December 31, 2019 and 2018, the Company had no allowance for doubtful accounts.

Inventory - Inventory is stated at the lower of cost or net realizable value, with cost being determined by a weighted average basis. Cost includes the cost of materials plus direct labor applied to the product.

Warranties - The Company offers limited warranties against product defects. Customers who are not completely satisfied with their purchase may attempt to be reimbursed for their purchases outside the warranty period. For the years ending December 31, 2019 and 2018, the Company incurred warranty expenses of $2,106 and $3,538.

Revenue Recognition – Beginning after December 15, 2017, for public entities reporting Revenue from Contracts with Customers, ASC 606, a new accounting standard for revenue recognition was issued. An entity must satisfy the following steps under ASC 606 for revenue recognition; identifiable contract, identifiable performance obligation, determinable transaction price, allocating the transaction price and satisfying performance obligations. Sales are recognized when products are shipped, with no right of return, the title and risk of loss has passed to the customers or when they are delivered based on the terms of the sale. Revenue related to shipping and handling costs billed to customers is included in net sales and the related shipping and handling costs are included in cost of products sold. These standards have had no effect on the reported consolidated financial statements.

Property and Equipment - Capital assets are recorded at cost and are amortized using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 years
Computers	3 years
Patents	25 years
Leasehold improvements	15 years

As at December 31, 2019, the Company does not take depreciation for the following items: product moulds, trademarks and the website as the following items are not in service.

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

For the purpose of these financial statements, the following exchange rates were used:

	Balance Sheet	Income Statement
December 31, 2019	0.7699 USD/ CAD	0.7537 USD/ CAD
December 31, 2018	0.7330 USD/ CAD	0.7721 USD/ CAD

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

Intangible Assets and Impairment - Patents and other intangibles are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2019 and 2018, the Company had no impairment losses related to intangible assets.

Lease Accounting - On January 1, 2019, the Company adopted the new accounting standards ASC 842 that requires lessees to recognize all leases on the balance sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Expanded disclosures about the nature and terms of lease agreements are required prospectively and are included in Note 19. Upon adoption, the Company also recognized right-of-use assets and lease liabilities of $68,516.

Private Equity Investment - Private equity investments may consist of common stock and preferred stock of privately owned companies. The Company records all private equity investments at the transaction price, excluding transaction costs. The Company assesses annually if there is any objective evidence that its interest in its investments are impaired. If impaired, the carrying value of the Company's share of the underlying assets of the investment is written down to its estimated recoverable amount and charged to the consolidated statement of operations and comprehensive loss.

4. Inventory

Inventory consists of the following at December 31, 2019 and 2018:

	2019	2018
Finished goods	$104,868	$282,239
Promotional items	552	700
Raw materials	7,737	6,577
	$113,156	$289,516
Prepaid inventory	$50,000	$-

During the year ended December 31, 2019 the Company recognized a loss on impairment of inventory $54,292.

5. Property and Equipment

Major classes of property and equipment at December 31, 2019 and 2018 are as follows:

	2019
	Equipment	Product molds	Computers	Leasehold Improvements	Total
Cost
Balance – January 1, 2019	$8,850	$37,243	$1,162	$-	$47,255
Additions	1,197	28,465	-	23,371	53,033
Balance – December 31, 2019	$10,047	$65,708	$1,162	$23,371	100,288

Accumulated Depreciation
Balance – January 1, 2019	$(2,254)	$-	$(1,141)	$-	$(3,395)
Additions	(1,531)	-	(21)	(646)	(2,198)
Balance – December 31, 2019	$(3,785)	$-	$(1,162)	$(646)	$(5,593)

Net amount as at December 31, 2019	$6,262	$65,708	$-	$22,725	$94,695

	2018
	Equipment	Product molds	Computers	Leasehold Improvements	Total
Cost
Balance – January 1, 2018	$6,976	$37,243	$1,162	$-	$45,381
Additions	1,874	-	-	-	1,874
Balance – December 31, 2018	$8,850	$37,243	$1,162	$-	$47,255

Accumulated Depreciation
Balance – January 1, 2018	$(1,181)	$-	$(1,121)	$-	$(2,302)
Additions	(1,073)	-	(20)	-	(1,093)
Balance – December 31, 2018	$(2,254)	$-	$(1,141)	$-	$(3,395)

Net amount as at December 31, 2018	$6,596	$37,243	$21	$-	$43,860

During the years ended December 31, 2019 and 2018, the Company recognized depreciation expense of $2,198 and $1,093, respectively. All current property and equipment, as well as any future purchases of property and equipment have been pledged as security for the notes payable disclosed in Note 7.

6. Intangible Assets

Intangible assets consist of costs incurred to establish the Worksport Tri-Fold and Smart Fold patent technology, Worksport trademarks, as well as the Company’s website. The patent was issued in 2014 and 2019. The patent will be amortized on a straight-line basis over its useful life of 25 years. The Company’s trademark and website are reassessed annually for impairment; the Company has determined that impairment is not necessary for the current year ended December 31, 2019. The change in intangible assets for the years ending December 31, 2019 and 2018 are as follows:

	2019
	Patent	Website	Trademarks	Total
Cost
Balance – January 1, 2019	$10,574	$3,500	$-	$14,074
Additions	40,676	-	4,644	45,320
Balance – December 31, 2019	$51,250	$3,500	$4,644	$59,394

Accumulated Depreciation
Balance – January 1, 2019	$(1,401)	$-	$-	$(1,401)
Additions	(848)	-	-	(848)
Balance – December 31, 2019	$(2,249)	$-	$-	$(2,249)

Net amount as at December 31, 2019	$49,001	$3,500	$4,643	$57,145

	2018
	Patent	Website	Trademarks	Total
Cost
Balance – January 1, 2018	$10,574	$3,500	$-	$14,074
Additions	-	-	-	-
Balance – December 31, 2018	$10,574	$3,500	$-	$14,074

Accumulated Depreciation
Balance – January 1, 2018	$(978)	$-	$-	$(978)
Additions	(423)	-	-	(423)
Balance – December 31, 2018	$(1,401)	$-	$-	$(1,401)

Net amount as at December 31, 2018	$9,173	$3,500	$-	$12,673

Amortization of the patent over the next five years and beyond December 31, 2019 is as follows:

2020	$2,050
2021	$2,050
2022	$2,050
2023	$2,050
2024	$2,050
2025 and later	$46,895

7. Notes Payable

The following tables shows the balance of the notes payable as of December 31, 2019 and 2018:

Balance as at December 31, 2017	$275,844
Additions	22,639
Payment	(11,058)
Balance as at December 31, 2018	$287,425
Additions	-
Payments	(19,544)
Balance as at December 31, 2019	$267,881

2019 Notes Payable

During the year ended December 31, 2019 the Company extended the maturity dates of all secured promissory notes in the amount of $79,000 and $96,091 ($123,231 Canadian Dollars) to be due on April 1, 2021.

During the year ended December 31, 2019 the Company extended the maturity dates of all unsecured promissory notes in the amount of $50,000 and $53,848 ($67,700 Canadian Dollars) to be due on October 8, 2020 and November 3, 2020 respectively.

During the year ended December 31, 2019 the Company repaid $9,545 ($12,000 Canadian dollars) and $10,000 of its unsecured promissory notes. In addition, the Company paid $8,113 in interest for outstanding unsecured promissory notes.

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

2017 Notes Payable

During the year ended December 31, 2017, the Company issued an unsecured promissory note in the amount of $9,545 ($12,000 Canadian Dollars). The unsecured promissory note was due in August 2018 and bears interest at a rate of 18% per annum, payable monthly. As the note is in good standing, the payment terms have been extended indefinitely with no change in interest rate.

During the year ended December 31, 2017, the Company issued secured promissory notes in the amount of $53,848 ($67,700 Canadian Dollars). The secured promissory notes were due in October and November 2018 and bears interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. As the note is in good standing, the payment terms have been extended with no change in interest rate. Refer to 2019 notes payable above for note extension.

During the year ended December 31, 2017, the Company issued secured promissory notes in the amount of $60,000. The secured promissory notes are due in August and November 2018 and bear interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. As the note is in good standing, the payment terms have been extended with no change in interest rate. Refer to 2019 notes payable above for note extension.

During the year ended December 31, 2017, the Company issued a secured promissory note in the amount of $52,845 ($64,677 Canadian Dollars), respectively. The secured promissory note was due in July 2018 and bears interest at a rate of 18% per annum. The secured promissory note is secured by all present and after-acquired property and assets of the Company. The balance owed on this note payable at December 31, 2017 is $73,452 ($92,348 Canadian Dollars). At December 31, 2017, the accrued interest on this note payable was $13,134 ($16,513 Canadian Dollars). The payment due date remains the same as stated: upon completion of going public on the Canadian Securities Exchange with no change in interest rate.

Secured Promissory Note

In October 2015, the Company signed a secured promissory note with an investor in the principal amount of $79,768 ($102,000 Canadian Dollars. The Company received proceeds of $58,653 (75,000 Canadian Dollars) and $21,115 (27,000 Canadian Dollars) was recorded as a discount which was accrued over the life of the note. The promissory note required a daily payment of $249 (324 Canadian Dollars) until January 26, 2017 and carried a 40.0% interest rate.

The promissory note was secured by all assets of the Company. During 2017, the lender agreed to settle the loan for $30,826 ($39,000 Canadian Dollars) resulting in the Company recording a $13,556 gain on the forgiveness of the remaining portion of the secured promissory note.

The amounts repayable under notes payable and secured promissory note at December 31, 2019 and 2018 are as follows:

	2019	2018
Balance owing	$278,938	$287,425
Less amounts due within one year	(278,938)	(287,425)
Long-term portion	$-	$-

8. Shareholders’ Equity (Deficit)

During the year ended December 31, 2019, the Company completed a share consolidation of the Company’s issued and outstanding common shares based on six (6) pre-consolidation shares to one (1) post-consolidation share. The Consolidation reduced the number of issued and outstanding common shares of the Company from 147,804,298 pre-Consolidation common shares to approximately 24,634,051 post-Consolidation common shares. While the share consolidation occurred during the year ended December 31, 2019, the Company has accounted for the effects retrospectively as such, the schedules and all references to shares, options and warrants throughout the financial statements have been updated to reflect the number of post-consolidation securities.

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

During the year ended December 31, 2019, the Company issued 1,901,455 common shares, previously recorded as subscription payable to a consultant with a value of $290,730. In addition the Company also issued to the same consultant 2,778,629 common shares at $0.02 per share for $55,573 for additional consulting serviced performed. During the same period, the Company entered into a share subscription agreement with a consultant of the Company for 1,500,000 common shares valued at $30,000. As the shares have not yet been issued, the $30,000 has been recorded as share subscriptions payable.

During year ended December 31, 2019, the Company reached a legal settlement agreement (the “unwinding”) with an individual investor to dissolve the Debt Settlement and Mutual Release Agreement entered into on January 12, 2018. In accordance to the settlement agreement, 19,055,551 pre-stock split (990,742 post stock split), reserved shares with a value of $325,000 recorded in share subscription payable were released and returned to the Company.

During the year ended December 31, 2019, Steven Rossi was issued 13,583,397 shares of Franchise Holdings International, Inc common stock as approved by the board of directors, due to a conversion of all 1,000,000 shares of his Series A Preferred stock.

During the year ended December 31, 2018, the Company entered into an agreement with an investor relations company to provide various services to the Company. These services were valued at $150,000 and will be charged to expense as certain milestones are met. The agreement is to be settled through the issuance of 1,250,000 common shares. As of December 31, 2019, all shares have been issued and $150,000 has been expensed.

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

During the year ended December 31, 2018, the Company received proceeds of $300,000 on subscription agreements ($0.12 per share). The Company will issue 2,500,000 shares for this capital raise. As of December 31, 2019, the shares have not been issued.

During the year ended December 31, 2018, the Company entered into a share issuance agreement with a public relations company whereby they would issue shares in satisfaction for service rendered. Through December 31, 2018, the public relations company provided services valued at $18,000. During September 2018, the Company issued 130,435 shares valued at $0.138 per share to settle the payable.

9. Related Party Transactions

During the year ended December 31, 2019, the Company incurred $112,665 payable to a US based corporation controlled by the Company’s CEO and director for the purchase of inventory.

During the year ended December 31, 2019, the Company recorded salaries expense of $65,589 (2018 - $63,796) related to services rendered to the Company by its CEO.

10. Income Taxes

a) The income tax expense for the year ended December 31, 2019 and 2018 is reconciled per the schedule below:

	2019	2018
Net loss before income taxes	$(414,607)	$(1,763,038)
Depreciation	(10,956)	566
Non-deductible portion of meals and entertainment	1,115	2,953
Expenses paid in shares	55,573	322,056
Loss on impairment	54,292	-
GL Settlement of Debt	(250,778)	495,944
Adjusted net loss for tax purposes	(565,361)	(951,207)
Statutory rate	24.63%	25.35%
	(139,236)	(241,127)
Increase in valuation allowance	139,236	241,127
Provision for income taxes	$-	$-

b) Deferred Income Tax Assets

The tax effects of temporary differences that give rise to the deferred income tax assets at December 31, 2019 and 2018 are as follows:

	2019	2018
Net operating loss carry forwards	$1,125,158	$997,723
Transaction costs	-	34,109
	1,125,158	1,031,832
Deferred tax assets not recognized	(1,125,158)	(1,031,832)
Net deferred tax asset	$-	$-

c) Cumulative Net Operating Losses

The Company has non-capital losses carried forward of approximately $4,942,000 available to reduce future years’ taxable income. These losses will expire as follows:

	United States	Canada	Total
2034	$53,000	$183,000	$236,000
2035	161,000	368,000	529,000
2036	868,000	262,000	1,130,000
2037	1,472,000	59,000	1,531,000
2038	431,000	520,000	951,000
2039	372,000	193,000	565,000
	$3,357,000	$1,585,000	$4,942,000

These net operating loss carryforwards of approximately $4,942,000 may be offset against future taxable income for the years 2020 through 2039. No tax benefit from continuing or discontinued operations have been reported in the December 31, 2019 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and tax penalties at December 31, 2019 and 2018.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. and Canadian Federal jurisdictions, as well as the states of New York, New Jersey, and Utah and in the province of Ontario. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2016.

11. Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred no bad debt expense during the year ended December 31, 2019 and 2018.

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

Concentration of Customer Risk

The following table includes the percentage of the Company’s sales to significant customers for the fiscal years ended December 31, 2019 and 2018. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales:

	2019	2018
Customer A	89%	37.8%
Customer B	-%	31.2%
Customer C	-%	19.8%
Customer D	-%	10.4%
	89%	99.2%

The loss of any of these key customers could have an adverse effect on the Company’s business. At December 31, 2019, $1,912,401 was included in revenue from Company A, representing 89% of the Company’s total sales for the year ended. With Customer A representing 89% of the revenue, the loss of the customer would have an adverse effect on the Company’s revenue.

In 2018, Customer A represented 37.8% or $182,738 of total sales.

12. Fair Value of Financial Instruments

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

As of December 31, 2019, and 2018, the Company had no assets and liabilities measured at fair value on a recurring basis.

13. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Decrease (increase) in accounts receivable	$(5,913)	$127,620
Decrease (increase) in inventory	122,067	(225,197)
Decrease (increase) in prepaid expenses and deposits	63,373	554,405
Decrease (increase) in related party receivables	-	(6)
Increase (decrease) in lease liability	(8,392)	-
Increase (decrease) in income taxes payable	(45,521)	77,251
Increase (decrease) in accounts payable and accrued liabilities	405,214	343,051
	$530,828	$877,124

14. Commitments

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

15. Gain (Loss) on Settlement of Debt

During year ended December 31, 2019, the Company reached a legal settlement agreement (the “unwinding”) with an individual investor to dissolve the Debt Settlement and Mutual Release Agreement entered into on January 12, 2018. In accordance to the settlement agreement, 19,055,551 pre-stock split, reserved shares were released and returned to the Company. In addition, 5,944,449 pre-stock split (990,742 post stock split) shares already issued were returned to the Company’s treasury, and cancelled, reducing the companies issued and outstanding shares accordingly. The company closed the unwinding in August 2019.

16. Contingent Liability

During the year ended December 31, 2019 the Company entered into an agreement with a debtor for the settlement of outstanding notes payable of $56,723 ($75,000 CAD). The Company will issue to the debtor 1,500,000 million common shares for the settlement of the outstanding notes payable upon listing on the Canadian Securities Exchange. The agreement was subsequently cancelled after year end.

As of December 31, 2019 the Company (defendant) is currently in an ongoing legal proceedings with a supplier (plaintiff). Refer to Note 20 for subsequent event and resolution.

17. Reverse Stock Split

On March 8th, 2019, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 6 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the Canadian Stock Exchange (“CSE”). The Certificate of Change was submitted to the Nevada Secretary of State on March 20, 2019 and the FINRA corporate action was filed on March 21, 2019. FINRA declared the 1 for 6 reverse stock split effective on March 29, 2019. These financial statements including, prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

18. Investment

During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares for $50,000 which has been issued to FNHI. The Company’s investment accounts for a 10% equity stake in a US based mobile phone development company. As of December 31, 2019 the Company had advanced a total of $15,658 and is advancing trenches of capital as required by the Company.

19. Lease Liabilities

During the year ended December 31, 2019, the Company signed a lease agreement for warehouse space to commence on August 1, 2019 and end on July 31, 2022 with monthly lease payments of $2,221. The Company has accounted for its leases upon adoption of ASC 842 whereby it recognizes a lease liability and a right-of-use asset at the date of initial application, beginning January 1, 2019. The lease liability is measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate of 10%. The Company has measured the right-of-use asset at an amount equal to the lease liability.

The Company’s right-of-use asset for the year ended December 31, 2019 is as follows:

2019
Right-of-use asset	$60,125

Current lease liability	$22,000
Long-term lease liability	$39,185

The components of lease expense are as follows:

2020
Amortization of right-of-use	$21,619
Interest on lease liability	$5,039
Total lease cost	$26,658

Maturities of lease liability are as follows:

Future minimum lease payments as of December 31, 2019,

2020	$26,658
2021	26,658
2022	15,551
Total future minimum lease payments	68,867
Less: amount representing interest	(7,682)
Present value of future payments	61,185
Current portion	22,000
Long term portion	$39,185

20. Subsequent Events

The Company has evaluated subsequent events through May 14, 2020 which is the date the financial statements were available to be issued and the following events after year end occurred:

●	On January 2, 2020, a consulting agreement was signed with Craft Capital Management LLC to introduce placement opportunities to the Company in exchange for 4%-8% of the Placement received by the Company. The agreement is effective from the date of signing for 18 months.

●	On January 4, 2020, a consulting agreement was signed with an individual to assist the Company in developing and procuring all company media assets including videos, photos, photo shoots, video shoots, logos, print and digital media. The term of the consulting agreement will be for a minimum period of 18 months with a consideration of 4,000,000 common shares at $0.03 per share for a total value of $125,000.

●	On January 23, 2020, a subscription agreement for 5,000,000 shares for $186,874 was cancelled. The Company and investor are currently in negotiation on the return the funds.

●	On January 28, 2020, a consulting agreement was signed with YK GROUP INC in assisting the Company with going public on the Canadian Securities Exchange.

●	On February 3, 2020, the Company terminated a consulting agreement signed on July 23, 2016.

●	On February 6, 2020, the Company reached a legal settlement with a supplier in which the Company is obligated to pay $6,037 per month beginning on March 1, 2020 for four months until the full amount of $24,148 has been repaid in full on June 1, 2020.

●	On February 28, 2020, the Company issued 2,680,982 for shares to settle the remaining debt purchase agreement entered in 2017 of $84,310.

●	In March 2020, the Company entered into a secured promissory note of $544,425. $44,425 are to be used to pay legal and accounting fees. As part of the secured promissory note the agreement the loan holder is also granted warrants allowing the loan holder to purchase 900,000 shares at an exercise price of $0.10. The agreement also requires the Company to issue 450,000 shares to the loan holder.

●	On March 26, 2020 the Company issued 2,000,000 shares to a consultant for $40,000 of consulting expense performed.

●	On April 20, 2020, the Company changed its name from Franchise Holding International Inc. to Worksport Ltd pending approval of the change from “FNHI” to WKSP”.

●	On April 20, 2020, the Company issued 1,000 preferred stock to the Company’s President, Secretary and Director.

●	Due to the impact of COVID-19 around the world the Company expects its sales to decrease significantly for the first and second quarter of 2020 as governments around the world enter a lockdown to prevent the spread of COVID-19.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 2013 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2019 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weak-nesses. A CFO was hired by FNHI in 2017.

As of December 31, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of December 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in "INTERNAL CONTROL-INTEGRATED FRAMEWORK" issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers, ages and position held with us is as follows:

Name	Position Held
Steven Rossi *	President, Secretary and Director
Michael Johnston*****	Chief Financial Officer
Paul Haber **	Director
Lorenzo Rossi ***	Director
Craig Loverock ****	Director; Chair of Audit Committee

* appointed as an officer and director effective November 7, 2014

** appointed as an officer and director effective October 27, 2017

*** appointed as a director effective December 9, 2014

****appointed April 22, 2019

*****appointed on December 5, 2017

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

Director and Executive Compensation

During the year ended December 31, 2019, Steven Rossi was paid salaries of $65,589 (2018 - $63,796)

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

ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 2019, Steven Rossi was paid salaries of $65,589 (2018 - $63,796).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $0.0001 par value common stock beneficially owned by (i) each person who, as of May 14, 2020, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 46,587,772 common shares were issued and outstanding as of May 14, 2020.

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percentage of Ownership
Steven Rossi
414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1	13,583,397	29%

Michael Johnston
414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1	0	0.0%

Paul Haber
414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1	0	00%

Lorenzo Rossi
414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1	0	0.0%

Craig Loverock
414-3120 Rutherford Rd
Vaughan, Ontario, Canada L4K 0B1	0	0.0%

All Officers and Directors as a Group	13,583,397	29%

Mr. Rossi also owns all issued and outstanding Series B Preferred Stock (1,000 shares). The Series B Preferred Stock has voting rights equal to 10,000 shares of common stock, per share of Series B Preferred.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Particular Transactions

Steven Rossi is the owner of U.S. Patent #8,814,249 filed on October 26, 2012 and issued on May 1, 2014. Worksport paid $7,718 in patent filing expenses. Worksport licenses this patent from Mr. Rossi.

During the year ended December 31, 2019, the Company recorded salaries expense of $65,589 (2018 - $63,796) related to services rendered to the Company by its major shareholder and CEO.

Controlling Persons

The Company is not aware of any agreements or understandings by a person or group of persons that could be construed as a controlling person.

Director Independence

Our board of directors consists of Messrs. Rossi, Haber, and Rossi. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this prospectus under the heading "Certain Related Person Transactions). After review of the Directors by the Board, and specifically by the Chairman of the Board, it has been determined that no board members are considered independent. The Company uses the term "independent" as described by NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent auditor, Haynie & Company billed an aggregate of $84,287 and $38,200 for the fiscal years ended December 31, 2019 and December 31, 2018, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

We have an audit committee chaired by Craig Loverock, who was appointed on April 2, 2019. The audit committee performs the duties of evaluating the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc. (2)

10.1	Definitive Share Exchange Agreement, dated as of December 16 2014, by and among the Company, Steven Rossi and Worksport, Ltd. (3)

10.2	Patent license agreement, dated November 26, 2014 (3)

10.3	Corporate Advisory Services Agreement by and between Worksport, Ltd. and Belair Capital Partners, Inc., dated May 1, 2014 (3)

10.4	Shipping Agreement with Federal Express (FedEX) dated September 26, 2014 (3)

10.5	Shipping Agreement with United Parcel Service (UPS) dated March 31, 2014 (3)

10.6	Warehousing and Shipping with JBF Express dated June 24, 2013 (3)

10.7	Continuous Importation Bond with Globe Express Services (3)

10.8	Business Services Agreement, by and between 1369781and FNHI, dated June 1, 2015 (4)

10.9	Business Services Agreement, by and between 2224342and FNHI, dated June 23, 2015 (4)

10.10	Services Agreement, by and between Marcheseand FNHI, dated June 3, 2015 (4)

10.11	Services Agreement, by and between JAAMand FNHI, dated June 8, 2015 (4)

21.1	Subsidiaries- Worksport, Ltd.

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: Dated: May 14, 2020	By:	/s/ Steven Rossi
	Name:	Steven Rossi
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Rossi	Dated: May 14, 2020
Steven Rossi
Director

By:	/s/ Lorenzo Rossi	Dated: May 14, 2020
Lorenzo Rossi
Director

By:	/s/ Paul Haber	Dated: May 14, 2020
Paul Haber
Director

Page 40 of 40