Form 10-Q
period 2020-03-31
Franchise Holdings International, Inc.
filed 2020-07-02
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2020

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                                    to

Commission File Number: 000-27631

Worksport, Ltd (formerly Franchise Holdings International, Inc)

(Exact name of registrant as specified in its charter)

NEVADA	65-0782227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3120 Rutherford Road

Suite 414

Vaughan, Ontario, Canada L4K 0B2

(Address of principal executive offices) (Zip Code)

(888) 554-8789

Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	FNHI	OTC Markets

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

As of July 2, 2020, there were the following shares outstanding: Common Stock, $0.0001 par value, 47,881,082. Preferred stock, $0.0001 par value, 1,000 preferred shares.

WORKSPORT, LTD (FORMERLY FRANCHISE HOLDINGS INTERNATIONAL, INC)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Worksport, Ltd (formerly Franchise Holdings International, Inc)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$11,010	$11,993
Accounts receivable	168,160	67,795
Inventory	95,715	113,156
Prepaid expenses and deposits	177,460	60,741
Total Current Assets	452,345	253,685
Investment (note 6)	24,423	15,658
Property and Equipment, net	93,899	94,695
Right-of-use Asset, net (note 7)	54,921	60,125
Intangible Assets, net	56,632	57,145
Total Assets	$682,220	$481,308

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$903,054	$969,321
Payroll taxes payable	36,844	36,844
Related party loan (note 13)	34,955	28,638
Current portion of notes payable (note 4)	367,058	267,881
Current lease liability (note 7)	22,164	22,000
Total Current Liabilities	1,364,075	1,324,684
Long Term – Lease Liability (note 7)	32,757	39,185
Long Term – Notes Payable (note 11)	12,715	-
Total Liabilities	1,409,547	1,363,869

Shareholders’ Deficit
Series A Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding, respectively,	-	-
Common stock, $0.0001 par value, 49,833,333 shares authorized, 46,547,749 and 41,906,790 shares issued and outstanding, respectively	4,655	4,191
Additional paid-in capital	9,060,739	8,381,231
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	1,178,608	1,511,080
Accumulated deficit	(10,961,172)	(10,768,906)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Deficit	(727,327)	(882,561)
Total Liabilities and Shareholders’ Deficit	$682,220	$481,308

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport, Ltd (formerly Franchise Holdings International, Inc)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019

Net Sales	$41,027	$572,278
Cost of Goods Sold	27,011	432,948
Gross Profit	14,016	139,330

Operating Expenses
General and administrative	33,906	40,571
Sales and marketing	2,826	27,368
Professional fees	149,465	172,502
(Gain) loss on foreign exchange	(7,726)	(13,798)
Total operating expenses	178,471	226,644
Loss from operations	(164,455)	(87,314)

Other Income (Expense)
Interest expense	(27,811)	(39,160)
Total other income (expense)	(27,811)	(39,160)

Net Loss	$(192,266)	$(126,473)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	9,165

Comprehensive Loss	$(192,266)	$(117,308)
Loss per Share
Basic and Diluted	$(0.00)	$(0.005)
Weighted Average Number of Shares (basic and diluted)	43,129,884	25,000,716

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport, Ltd (formerly Franchise Holdings International, Inc)

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019
Operating Activities
Net Loss	$(192,266)	$(126,473)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,514	473
Interest on lease liability	1,460	-
Amortization of debt discount	11,677	-
Amortization on OID interest	1,038	-
Shares issued for consulting services	40,000	-
	(131,577)	(126,000)

Changes in operating assets and liabilities (note 5)	(49,458)	87,462
Net cash provided by (used in) operating activities	(181,035)	(38,539)

Cash Flows from Investing Activities
Purchase of investment (note 6)	(8,765)	-
Net cash used in investing activities	(8,765)	-

Financing Activities
Issuance of common stock for cash	-	30,000
Proceeds from notes payable (note 11)	182,500	11,058
Shareholder assumption of debt	6,317	(11,058)
Repayment of shareholder loans	-	(4,049)
Net cash provided by financing activities	188,817	25,951

Effects of exchange rate changes on cash	-	9,165

Changes in cash	(983)	(3,423)
Cash and cash equivalents – beginning of year	11,993	25,323
Cash and cash equivalents – end of year	$11,010	$21,900
Supplemental disclosure of cash flow information:
Interest paid	$1,850	$39,160
Supplemental disclosure of non-cash flow investing and financing activities:
Shares issued for share subscription payable	$457,472	$152,799
Reverse stock split	$-	$101
Convertible promissory note – original issue discount	$16,215	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport, Ltd (formerly Franchise Holdings International, Inc)

Consolidated Statement of Shareholders’ Equity

For The Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Share Subscriptions Receivable	Share Subscription Payable	Accumulated Deficit	Cumulative Translation Adjustment	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	1,000,000	$10,000	24,634,051	$2,463	$8,103,934	$(1,577)	$2,019,532	$(10,354,299)	$(3,613)	$(223,560)
Issuance for services	-	-	1,000,000	100	152,799	-	(152,899)	-	-	-
Issuance for settlement of payables	-	-	-	-	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	-	-	-	(126,473)	-	(126,473)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	9,165	9,165
Balance at March 31, 2019	1,000,000	$10,000	25,634,052	$2,563	$8,256,733	$(1,577)	$1,896,633	$(10,480,772)	$5,552	$(310,868)

Balance at January 1, 2020	-	-	41,906,790	$4,191	$8,381,231	$(1,577)	$1,511,080	$(10,768,906)	$(8,580)	$(882,561)
Issuance for services	-	-	2,000,000	200	39,800	-	-	-	-	40,000
Warrants issuance in connection to convertible promissory note (note 10 and 11)	-	-	-	-	59,110	-	-	-	-	59,110
Share issuance in connection to convertible promissory note (note 11)	-	-	450,000	45	123,345	-	-	-	-	123,390
Issuance for settlement of payables	-	-	2,190,959	219	457,253	-	(457,472)	-	-	-
Issuance for services and subscriptions payable	-	-	-	-	-	-	125,000	-	-	125,000
Net loss	-	-	-	-	-	-	-	(192,266)	-	(192,266)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-
Balance at March 31, 2020	-	-	46,547,749	$4,655	$9,060,739	$(1,577)	$1,178,608	$(10,961,172)	$(8,580)	$(727,327)

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport, Ltd (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Going Concern

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 14, 2020.

b) Functional and Reporting Currency

Effective January 1, 2020, the Company changed the functional currency of its subsidiary to United States dollars given the increasing prevalence of U.S. dollar-denominated activities of the subsidiary over time. The change in functional currency from Canadian dollars to United States dollars is accounted for prospectively from January 1, 2020. The subsidiary’s balance sheet was converted from Canadian dollars to United States dollars using the year ended December 31, 2019 United States dollar balance as the opening for January 1, 2020 in accordance to ASC 830. These condensed interim financial statements are presented in United States Dollars. The functional and presentation currency of the Company and its subsidiary is the United States Dollar.

c) Use of Estimates

The preparation of condensed unaudited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d) Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the three-month period ended March 31, 2020, the Company incurred a net loss of $192,266 and as of that date, the Company’s accumulated deficit was $10,961,172. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

e) Reclassification

Certain comparative figures have been re-classified to conform to the current period’s presentation.

2. Significant Accounting Policies

The accounting polices used in the preparation of these condensed interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2019.

Worksport, Ltd (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

Unaudited

3. Inventory

Inventory consists of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Finished goods	$87,427	$104,868
Promotional items	552	552
Raw materials	7,737	7,737
	$95,715	$113,156

4. Secured Notes Payable

Secured notes payable consists of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Balance owing	$367,058	$267,881
Less amounts due within one year	(367,058)	(267,881)
Long-term portion	$-	$-

5. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the three months period ended March 31, 2020 and 2019 are as follows:

	2020	2019
Decrease (increase) in accounts receivable	$(22,888)	$(293,186)
Decrease (increase) in inventory	17,441	124,823
Decrease (increase) in prepaid expenses and deposits	8,281	118,688
Increase (decrease) in lease liability	(7,725)	-
Increase (decrease) in income taxes payable	-	(16,989)
Increase (decrease) in accounts payable and accrued liabilities	(44,567)	154,125
	$(49,458)	$87,462

6. Investment

During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares for $50,000 which has been issued to the Company. The Company’s investment accounts for a 10% equity stake in a US based mobile phone development company. As of March 31, 2020 the Company had advanced a total of $24,423 (December 31, 2019 - $15,658) and is advancing tranches of capital as required by the Company.

7. Lease Liabilities

During the year ended December 31, 2019, the Company signed a lease agreement for warehouse space to commence on August 1, 2019 and end on July 31, 2022 with monthly lease payments of $2,222. The Company has accounted for its leases upon adoption of ASC 842 whereby it recognizes a lease liability and a right-of-use asset at the date of initial application, being January 1, 2019. The lease liability is measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate of 10%. The Company has measured the right-of-use asset at an amount equal to the lease liability.

The Company’s right-of-use asset for the three months ended March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Right-of-use asset	$54,921	$-

Current lease liability	$22,164	$-
Long-term lease liability	$32,757	$-

Worksport, Ltd (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Lease Liabilities (continued)

The components of lease expense are as follows:

	March 31, 2020	March 31, 2019
Amortization of right-of-use	$22,164	-
Interest on lease liability	$4,494	-
Total lease cost	$26,658	-

Maturities of lease liability are as follows:

Future minimum lease payments as of March 31, 2020:

2020	$19,994
2021	26,658
2022	15,551
Total future minimum lease payments	62,203
Less: amount representing interest	(7,282)
Present value of future payments	54,921
Current portion	22,164
Long term portion	$32,757

8. Shareholders’ Deficit

During the three months ended March 31, 2020 the Company entered into a share subscription agreement with a consultant of the Company for 4,000,000 common shares valued at $125,000.

During the three months ended March 31, 2020 the Company issued 450,000 shares in connection with the issuance of convertible promissory note (note 12) at $0.27 per share.

During the three months ended March 31, 2020 the Company issued 2,190,959 out of 2,680,981 as part of a settlement to fulfill a debt purchase agreement entered in 2017.

During the three months ended March 31, 2020 the Company issued a consultant 2,000,000 common shares at $0.02 per share for $40,000 for consulting serviced performed.

During the three month ended March 31, 2019, the Company issued 1,000,000 common shares pursuant to a subscription payable to Consultant with a value of $152,899. During the same period, the Company entered into a share subscription agreement with a consultant of the Company for 1,500,000 common shares valued at $30,000.

During the three month March 31, 2019, Steven Rossi was issued 13,583,397 shares of Worksport, Ltd common stock as approved by the board of directors, due to a conversion of all 1,000,000 shares of his Series A Preferred stock.

For the three months ended March 31, 2020 and 2019, the Company was authorized to issue 49,833,333 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regards to the Company’s residual assets. During 2020 and 2019, the Company was authorized to issue 1,000,000 shares of its Series A Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 299 shares of common stock, per share of preferred.

Worksport, Ltd (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

Unaudited

9. Earnings per Share

For the three months ended March 31, 2020, Earnings per Share (EPS) is $(0.00) (basic and diluted) compared to the EPS for the three months ended March 31, 2019 of $(0.005) (basic and diluted) using the weighted average number of shares of 43,129,884 and 25,000,716 respectively. There are 49,833,333 shares authorized, 46,547,749 and 26,634,052 shares issued and outstanding, respectively. As of March 31, 2020 the Company has 14,909,041 shares to be issued.

10. Warrants

During the three months ended March 31, 2020 the Company issued 900,000 warrants convertible to 1 common share each with an exercise period of 5 years. The exercise price of the warrants is $0.10 per share (subject to adjustment), and may be exercised on a cashless basis. Refer to note 11.

Exercise price	Number outstanding	Weighted average life (years)	Weighted average exercise price
0.10	900,000	4.91	0.1

	March 31, 2020		March 31, 2019
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	-	$-	-	$-
Issuance	900,000	$0.10	-	$-
Balance, end of period	900,000	$0.10	-	$-

Worksport, Ltd (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

Unaudited

11. Convertible Promissory Note

On February 25, 2020, the Company entered into a agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which the Company issued to Leonite a secured convertible promissory note in the aggregate principal amount of $544,425 to be paid in tranches. As additional consideration for the purchase of the note, (i) the Company issued to Leonite 450,000 common shares, and (ii) the Company issued to Leonite a five-year warrant to purchase 900,000 common shares at an exercise price of $0.10 per share (subject to adjustment), which may be exercised on a cashless basis.

The note carries an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. As of March 31, 2020, the Company has recorded $198,715, $182,500 principal and $16,215 original issue discount. Furthermore, the Company issued 450,000 shares of common stock valued at $121,390 and a debt-discount related to the warrants valued at $59,110. The Company amortized $11,677 of financing costs related to the shares and warrants for the three months ended March 31, 2020. The remaining net balance of the note at March 31, 2020 is $12,715 comprised of principal of $183,538 and net of unamortized debt discount of $170,823.

The note bears interest at the rate of the greater of 10.2% per annum. Any amount of principal or interest on the note which is not paid by the maturity date shall bear interest at the rate at the lesser of 24% per annum or the maximum legal amount permitted by law (the “Default Interest”).

Beginning on March 18, 2020 and on the same day of each and every calendar month thereafter throughout the term of the note, the Company shall make monthly payments of interest only due under the note to Leonite at the Stated Rate as set forth above. The Company shall pay to Leonite on an accelerated basis any outstanding principal amount of the note, along with accrued, but unpaid interest, from: (i) net proceeds of any future financings by the Company, but not its subsidiaries, whether debt or equity, or any other financing proceeds, except any transaction having a specific use of proceeds requirement that such proceeds are to be used exclusively to purchase the assets or equity of an unaffiliated business and the proceeds are used accordingly; (ii) net proceeds from any sale of assets of the Company or any of its subsidiaries other than sales of assets in the ordinary course of business or receipt by the Company or any of its subsidiaries of any tax credits existing prior to the date of the note; and (iii) net proceeds from the sale of any assets outside of the ordinary course of business or securities in any subsidiary.

The note will mature 18 months from the issue date, or August 25, 2021, at which time the principal amount and all accrued and unpaid interest, if any, and other fees relating to the note, will be due and payable. Unless an event of default as set forth in the note has occurred, the Company has the right to prepay principal amount of, and any accrued and unpaid interest on, the note at any time prior to the maturity date at 100% of the principal amount plus any accrued and unpaid interest plus the lesser of (i) nine months of unaccrued interest or (ii) all unaccrued interest through the remainder of the term.

The note contains customary events of default, including in the event of (i) non-payment, (ii) a breach by the Company of its covenants under the securities purchase agreement or any other agreement entered into in connection with the securities purchase agreement, or a breach of any of representations or warranties under the note, or (iii) the bankruptcy of the Company. The note also contains a cross default provision, whereby a default by the Company of any covenant or other term or condition contained in any of the other financial instrument issued by the Company to Leonite or any other third party after the passage all applicable notice and cure or grace periods that results in a material adverse effect shall, at Leonite’s option, be considered a default under the note, in which event Leonite shall be entitled to apply all rights and remedies under the terms of the note.

Under the note, Leonite has the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable common shares of the Company. The number of common shares to be issued upon each conversion of the note shall be determined by dividing the conversion amount by the applicable conversion price then in effect. The conversion amount is the sum of: (i) the principal amount of the note to be converted plus (ii) at Leonite’s option, accrued and unpaid interest, plus (iii) at Leonite’s option, Default Interest, if any, plus (iv) Leonite’s expenses relating to a conversion, plus (v) at Leonite’s option, any amounts owed to Leonite. The conversion price shall be $0.09 per share (subject to adjustment as further described in the note for common share distributions and splits, certain fundamental transactions, and anti-dilution adjustments), provided that at any time after any event of default under the note, the conversion price shall immediately be equal to the lesser of (i) the fixed conversion price ($0.09); (ii) 60% of the lowest bid price during the twenty one consecutive trading day period immediately proceeding the trading that the Company receives a Notice of Conversion or (iii) the discount to market based on subsequent financing.

Notwithstanding the foregoing, in no event shall Leonite be entitled to convert any portion of the note in excess of that portion of the note upon conversion of which the sum of (1) the number of common shares beneficially owned by Leonite and its affiliates (other than common shares which may be deemed beneficially owned through the ownership of the unconverted portion of the note or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to the limitations contained in the note, and, if applicable, net of any shares that may be deemed to be owned by any person not affiliated with Leonite who has purchased a portion of the note from Leonite) and (2) the number of common shares issuable upon the conversion of the portion of the note with respect to which the determination of this proviso is being made, would result in beneficial ownership by Leonite and its affiliates of more than 4.99% of the outstanding common shares of the Company. Such limitations on conversion may be waived (up to a maximum of 9.99%) by Leonite upon, at its election, not less than 61 days’ prior notice to the Company, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by Leonite, as may be specified in such notice of waiver).

Worksport, Ltd (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

Unaudited

11. Convertible promissory note (continued)

This note shall give Leonite a senior secured obligation of the Company, with first priority over all current and future indebtedness of the Company and any subsidiary.

Calculation of beneficial conversion feature

Allocated proceeds of Convertible Promissory Note	$198,715
Conversion Price	$0.09
Number of shares of Common Stock that would be issued upon conversion of Convertible Promissory Note	2,027,778

Conversion price	$0.098
FMV of Common Stock	$0.27
Per Share Intrinsic Value of Beneficial Conversion Feature	$0.1762
Calculated Beneficial Conversion Feature	$357,302

In accordance to ASC 470-20-30, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible promissory note, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible promissory note. As such, the beneficial conversion feature of the convertible promissory note is equal to $182,500 with an excess of $174,802.

Worksport, Ltd (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

Unaudited

12. Concentration of Customer Risk

The following table includes the percentage of the Company’s sales to significant customers for the three months ended March 31, 2020 and 2019, as well as the balance included in revenue and accounts receivable for each significant customer as at March 31, 2020 and 2019. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales.

	2020		2019
	$	%	$	%
Customer A	13,018	37.5	-	-
Customer B	11,995	34.5	-	-
Customer C	5,150	14.8	77,503	12.7
Customer D	-	-	482,247	79.2

The loss of any of these key customers could have an adverse effect on the Company’s business.

13. Related Party Transactions

During the three months ended March 31, 2020 the Company’s CEO and director paid on behalf of the Company’s lease payments of $7,317 (2019 - $0).

14. Contingent Liability

During the three months ended March 31, 2020, the Company reached a legal settlement with a supplier in which the Company is obligated to pay $6,037 per month beginning on March 1, 2020 for four months until the full amount of $24,148 has been repaid in full on June 1, 2020.

15. Evaluation of Subsequent Events

The Company has evaluated subsequent events through July 2, 2020 which is the date the financial statements were available to be issued and the following events after March 31, 2020 occurred:

●	On April 20, 2020, the Company changed its name from Franchise Holding International Inc. to Worksport Ltd pending approval of the change from “FNHI” to WKSP”.

●	On April 20, 2020, the Company issued 1,000 preferred stock to the Company’s President, Secretary and Director.

●	Due to the impact of COVID-19 around the world the Company expects its sales to remain low for the second quarter of 2020 as consumer confidence remains uncertain.

●	On June 3, 2020, the Company entered into a loan agreement with a third party for $32,460. The Company will receive $23,000, in addition the third party has paid on behalf of the Company $9,460 ($12,230 CAD) of expenses.

●	On June 5, 2020, The Company signed an agreement with a third party in relations to online marketing. As part of the agreement the Company has issued 1,333,333 shares as consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Worksport, Ltd. (formerly Franchise Holdings International, Inc) and its wholly owned subsidiary, Worksport Ltd. for the three months ended March 31, 2020 and 2019, and the notes thereto. Additional information relating to Worksport Ltd is available at Worksport.ca.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Worksport or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in Worksport’s MD&A under Risk Factors . Readers should not place undue reliance on any such forward-looking statements. Worksport disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. The virus has since spread to over 150 countries and including Canada and United States. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. In both Canada and United Sates most states/provinces and cities have reacted by instituting lockdown orders, restrictions on travel, “stay at home” rules and restrictions on the types of businesses that may continue to operate, as well as guidance in response to the pandemic and the need to contain it.

As a result of the lockdown orders enacted in the United States, Canada and China the Company expects a disruption to its manufacturing with significant reduction to sales presented in these condensed interim financial statements. As of the date of this financial statement, lockdown orders have been relaxed in parts of the United States, Canada and China, but due to low consumer confidence and disruption to manufacturing the Company expects sales to remain low.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Revenue

For the three months ended March 31, 2020, revenue generated from the entire line of Worksport products was $41,027, compared to $572,278 for the three months ended March 31, 2019. The year over year decrease of approximately 93% was attributed to the impact of COVID-19.

For the three months ended March 31, 2020, revenue generated in Canada was $13,018 compared to $25,602 for the same period in 2019, a decrease of 49%. The rate of exchange between the Canadian Dollar and the United States Dollar during the first three months of fiscal 2020 was consistent, which limited the historically negative effect on reported revenues as a result of translating the sales denominated in Canadian Dollars to United States Dollars for financial statement reporting purposes. For the three months ended March 31, 2020, gross revenue generated in the United States was $21,702 compared to $583,422 for the same period in 2019. This represents a year-over-year decrease in US-sourced revenue of approximately 96%. The decrease in revenue generated in Canada and United States can be attributed to the lockdown and stay-at-home orders due to the COVID-19 pandemic.

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

Cost of Sales

Cost of sales decreased for the first three months of fiscal 2020, when compared to the first three months of fiscal 2019, by 94% from $432,948 to $27,011. The decrease was primarily due to significantly lower demand as a result of COVID-19. Our cost of sales, as a percentage of sales, was approximately 66% and 76% for three months ended March 31, 2020 and 2019, respectively.

Within cost of sales, freight costs accounted for 13% of cost of sales during the three months ended March 31, 2020, whereas in 2019, it accounted for 9% of cost of sales. The increase in the percentage of cost of sales is due to increased shipping expenses due increase demand of international delivery due to COVID-19.

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

Gross Margin

Gross margin percentage for the three-month periods ended March 31, 2020 and 2019 were 34% and 24% respectively. The increase in gross margin reflects the Company’s efforts to negotiate with manufacturers to increase economies of scale and decreasing the Company’s cost of sales.

Operating Expenses

Operating expenses decreased for the three months ended March 31, 2020 by $48,172 to $178,471 compared to $226,664 for the three months ended March 31, 2019. The decrease can be attributed to the impact of COVID-19 in China, United States and Canada disrupting the Company’s normal course of operations.

●	General and administrative expense decreased by $6,665, from $40,571 to $33,906 during the three months ended March 31, 2020. The decrease in general and administrative expense was due reduced expenses as a result of COVID-19.
●	The Company also realized a gain on foreign exchange in the amount of $7,726 during the three months ended March 31, 2020, a decrease of $6,072 when compared to a gain on foreign exchange of $13,798 during the three months ended March 31, 2019. The decrease on foreign exchange was the result of the Company’s reduced operations due to COVID-19.
●	Professional fees which include accounting, legal and consulting fees, decreased from $172,502 for the three months ended March 31, 2019 to 149,465 for the three months ended March 31, 2020. The decrease in professional fees is related to decreases in consulting services employed by the Company during the three months ended March 31, 2020.

Other Income and Expenses

Other income and expenses for the first quarter at March 31, 2020 was $27,811 compared with $39,160 as at March 31, 2019. A difference of $11,349 can be attributed to lower interest expense being incurred by the Company during the three months ended March 31, 2020. The decrease in interest expense is attributed to the Company’s repayment of principal amounts of notes payable during the year ended December 31, 2019.

Net Loss

Net loss for the three months ended March 31, 2020 was $192,266 compared to a net loss of $126,473 for the three months ended March 31, 2019, a change of $65,793 or 52%. The increase in the net loss can be attributed to the decrease in net sales of $531,251 from $572,278 to $41,027 for the three months ended March 31, 2019 and 2020 due to COVID-19.

Liquidity and Capital Resources

Cash Flow Activities

Cash was stable from December 31, 2019 to March 31, 2020 at $11,993 and $11,010 respectively. Accounts receivable increased by $22,888 from December 31, 2019 to March 31, 2020, due to sales occurring near the end of the quarter. Inventory decreased by $17,441 from $113,156 to $95,715 at December 31, 2019 and March 31, 2020 respectively. Decrease in inventory was a result of disruptions to supplier manufacturing from the COVID-19 pandemic. Prepaid expenses decreased by $8,281 from December 31, 2019 to March 31, 2020 due to amortization of prepaid expenses. Accounts payable and accrued liabilities decreased by $44,567 from December 31, 2019 to March 31, 2020. The decrease in payables is related to the slowdown in normal operations as a result of the COVID-19 lockdown.

Financing Activities

During the first three months of fiscal 2020, Worksport received $182,500 in convertible promissory note and $6,317 from shareholder loans. During the first quarter of 2019, Worksport issued $30,000 in issuance of common stock for cash and repayment of $4,049 of shareholder loans.

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

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the Form 10K filed on May 14, 2020. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2019 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, the Company did not complete any unregistered sale of equity securities.

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

* Filed as an exhibit to the registrant’s Form 10-QSB, filed October 13, 1999 and incorporated by reference herein. 19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSPORT, LTD (FORMERLY FRANCHISE HOLDINGS INTERNATIONAL, INC)

Dated: July 2, 2020	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 2, 2020	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer

