Form 10-Q
period 2020-06-30
Worksport, Ltd
filed 2020-08-27
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2020

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________________ to _____________________

Commission File Number: 000-27631

Worksport Ltd. (formerly Franchise Holdings International, Inc)

(Exact name of registrant as specified in its charter)

NEVADA	65-0782227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3120 Rutherford Road

Suite 414

Vaughan, Ontario, Canada L4K 0B2

(Address of principal executive offices) (Zip Code)

(888) 554-8789

Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	WKSP	OTC Markets

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

As of August 27, 2020, there were the following shares outstanding: Common Stock, $0.0001 par value,  56,829,916. Preferred stock, $0.0001 par value, 1,000 preferred shares.

WORKSPORT LTD. (FORMERLY FRANCHISE HOLDINGS INTERNATIONAL, INC)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$21,111	$11,993
Accounts receivable	38,380	2,974
Other receivable	132,641	64,821
Inventory	53,020	113,156
Prepaid expenses and deposits	274,346	60,741
Total Current Assets	519,498	253,685
Investment (note 6)	24,423	15,658
Property and Equipment, net	93,103	94,695
Right-of-use Asset, net (note 7)	49,585	60,125
Intangible Assets, net	56,120	57,145
Total Assets	$742,729	$481,308
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$946,509	$969,321
Payroll taxes payable	22,783	36,844
Related party loan (note 12)	32,737	28,638
Current portion of notes payable (note 4(a))	367,058	267,881
Loan payable (note 14)	60,906	-
Current lease liability (note 7)	22,722	22,000
Total Current Liabilities	1,452,715	1,324,684
Long Term – Lease Liability (note 7)	26,862	39,185
Long Term – Notes Payable (note 4(b))	45,774	-
Total Liabilities	1,525,351	1,363,869

Shareholders’ Deficit
Series A & B Preferred Stock, $0.0001 par value, 1,100,000 shares authorized, 1,000 Series A and 0 Series B shares issued and outstanding, respectively,	1	-
Common stock, $0.0001 par value, 299,000 ,000 shares authorized, 52,729,916 and 41,906,790 shares issued and outstanding, respectively	5,273	4,191
Additional paid-in capital	9,996,390	8,642,423
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	1,248,735	2,159,395
Accumulated deficit	(12,022,864)	(11,678,413)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Deficit	(782,622)	(882,561)
Total Liabilities and Shareholders’ Deficit	$742,729	$481,308

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months ended June 30		Six Months ended June 30,
	2020	2019	2020	2019

Net Sales	$66,102	$516,696	$107,129	$1,088,974
Cost of Goods Sold	58,883	371,686	85,894	804,634
Gross Profit	7,219	145,010	21,235	284,340

Operating Expenses
General and administrative	12,824	17,216	46,730	57,787
Sales and marketing	7,921	22,551	10,747	49,919
Professional fees	119,469	101,482	228,934	273,984
(Gain) loss on foreign exchange	282	(6,928)	(7,444)	(20,726)
Total operating expenses	140,496	134,321	278,967	360,964
Loss from operations	(133,277)	10,689	(257,732)	(76,624)

Other Income (Expense)
Interest expense	(58,908)	(12,437)	(86,719)	(51,596)
Total other income (expense)	(58,908)	(12,437)	(86,719)	(51,596)

Net Loss	$(192,185)	$(1,748)	$(344,451)	$(128,220)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	(29,176)	-	(20,011)

Comprehensive Loss	$(192,185)	$(30,924)	$(344,451)	$(148,231)
Loss per Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted Average Number of Shares (basic and diluted)	49,337,497	39,897,421	47,210,228	32,490,220

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	2020	2019
Operating Activities
Net Loss	$(344,451)	$(128,220)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	13,157	951
Interest on lease liability	2,789	-
Amortization of debt discount	42,038	-
Amortization on OID interest	3,735	-
Shares issued for services	69,210	-
	(213,522)	(127,271)

Changes in operating assets and liabilities (note 5)	(16,031)	227,167
Net cash provided by (used in) operating activities	(229,553)	99,896

Cash Flows from Investing Activities
Purchase of property and equipment	-	(1,198)
Purchase of investment (note 6)	(8,764)	-
Net cash used in investing activities	(8,764)	(1,198)

Financing Activities
Issuance of common stock for cash	-	30,000
Proceeds from loan payable	60,836	-
Proceeds from notes payable (note 4(b))	182,500	11,058
Shareholder assumption of debt	4,099	(11,058)
Repayment of shareholder loans	-	(4,312)
Net cash provided by financing activities	247,435	25,688

Effects of exchange rate changes on cash	-	(20,011)

Changes in cash	9,118	104,375
Cash and cash equivalents – beginning of year	11,993	25,323
Cash and cash equivalents – end of period	$21,111	$129,698
Supplemental disclosure of cash flow information:
Interest paid	$7,400	$42,608
Supplemental disclosure of non-cash flow investing and financing activities:
Shares issued for share subscription payable	$1,035,660	$379,494
Reverse stock split	$-	$355
Convertible promissory note – Equity discount	$182,500	$-
Convertible promissory note – original issue discount	$16,215	$-
Conversion of Preferred Stock to Common Stock	$-	$(10,000)

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2019	1,000,000	$10,000	24,634,051	$2,463	$8,103,934	$(1,577)	$2,019,532	$(10,354,299)	$(3,613)	$(223,560)
Issuance of share subscriptions payable	-	-	2,680,084	268	379,226	-	(379,494)	-	-	-
Deemed dividend related to down-round features	-	-	-	-	-	-	965,079	(965,079)	-	-
Issuance for settlement of payables	-	-	-	-	-	-	30,000	-	-	30,000
Conversion of Preferred Stock	(1,000,000)	(10,000)	13,583,397	1,358	8,642	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(128,220)	-	(128,220)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(20,011)	(20,011)
Balance at June 30, 2019	-	-	40,897,532	$4,090	$8,491,802	$(1,577)	$2,635,117	$(11,447,598)	$(23,624)	$(341,791)

Balance at January 1, 2020	-	-	41,906,790	$4,191	$8,642,423	$(1,577)	$2,159,395	$(11,678,413)	$(8,580)	$(882,561)
Issuance for prepaid services	-	-	1,573,333	157	136,643	-	-	-	-	136,800
Issuance for prepaid services and subscriptions payable	-	-	2,150,000	215	66,973	-	57,812	-	-	125,000
Issuance of subscriptions payable	-	-	4,458,834	446	510,554	-	(511,000)	-	-	-
Warrants issuance in connection to convertible promissory note (note 4(b) and 10)	-	-	-	-	59,110	-	-	-	-	59,110
Share issuance in connection to convertible promissory note (note 4(b))	-	-	450,000	45	123,345	-	-	-	-	123,390
Issuance for settlement of payables	-	-	2,190,959	219	457,253	-	(457,472)	-	-	-
Issuance of Preferred Stock	1,000	1	-	-	89	-	-	-	-	90
Net loss	-	-	-	-	-	-	-	(344,451)	-	(344,451)
Balance at June 30, 2020	1,000	1	52,729,916	$5,273	$9,996,390	$(1,577)	$1,248,735	$(12,022,864)	$(8,580)	$(782,622)

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended June 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at March 31, 2019	1,000,000	$10,000	25,634,052	$2,563	$8,256,733	$(1,577)	$2,861,712	$(11,445,850)	$5,552	$(310,868)
Issuance for services	-	-	1,680,084	168	226,427	-	(226,595)	-	-	-
Conversion of Preferred Stock	(1,000,000)	(10,000)	13,583,397	1,358	8,642	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(1,748)	-	(1,748)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(29,176)	(29,176)
Balance at June 30, 2019	-	-	40,897,532	$4,090	$8,491,802	$(1,577)	$2,635,117	$(11,447,598)	$(23,624)	$(341,792)

Balance at March 31, 2020	-	-	49,006,583	$4,901	$9,792,685	$(1,577)	$1,315,923	$(11,830,679)	$(8,580)	$(727,327)
Issuance for prepaid services	-	-	1,573,333	157	136,643	-	-	-	-	136,800
Issuance for prepaid services and subscriptions payable	-	-	2,150,000	215	66,973	-	(67,188)	-	-	-
Issuance of Series A Preferred Stock	1,000	1	-	-	89	-	-	-	-	90
Net loss	-	-	-	-	-	-	-	(192,185)	-	(192,185)
Balance at June 30, 2020	1,000	1	52,729,916	$5,273	$9,996,390	$(1,577)	$1,248,735	$(12,022,864)	$(8,580)	$(782,622)

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Going Concern

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 14, 2020.

b) Functional and Reporting Currency

Effective January 1, 2020, the Company changed the functional currency of its subsidiary to United States dollars given the increasing prevalence of U.S. dollar-denominated activities of the subsidiary over time. The change in functional currency from Canadian dollars to United States dollars is accounted for prospectively from January 1, 2020. The subsidiary’s balance sheet was converted from Canadian dollars to United States dollars using the year ended December 31, 2019 United States dollar balance as the opening for January 1, 2020 in accordance to ASC 830. These condensed interim financial statements are presented in United States Dollars. The functional and presentation currency of the Company and its subsidiary is the United States Dollar. As a result of the change in functional currency the Company recognized a loss on foreign exchange of $29,940.

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

d) Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the six-month period ended June 30, 2020, the Company incurred a net loss of $344,451 and as of that date, the Company’s accumulated deficit was $12,022,864. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

e) Reclassification

Certain comparative figures have been re-classified to conform to the current period’s presentation.

f) Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements, we identified an immaterial error related to the recognition of deemed dividend related to down-round features along with the associated shares issuance and professional fees in the annual periods in fiscal 2019 and first quarter of 2020. In accordance with SAB (Staff Accounting Bulletins) Topic 1.M, “Materiality,” and SAB (Staff Accounting Bulletins) Topic 1.N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations and equity fiscal and interim periods of 2019 and 2020. Accordingly, we have revised previously reported financial information for such immaterial error, as previously disclosed in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2020 and for the fiscal year 2019. A summary of revisions to certain previously reported financial information presented herein for comparative purposes is included in Note 15.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2. Significant Accounting Policies

The accounting polices used in the preparation of these condensed interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2019.

3. Inventory

Inventory consists of the following at June 30, 2020 and December 31, 2019:

	2020	2019
Finished goods	$44,732	$104,868
Promotional items	552	552
Raw materials	7,737	7,737
	$53,020	$113,156

4. Promissory Notes

a) Promissory Notes

The following tables shows the balance of the notes payable as of June 30, 2020 and December 31, 2019:

Balance as at December 31, 2018	$287,425
Payment	(19,544)
Balance as at December 31, 2019	$267,881
Reclassification	99,177
Balance as at June 30, 2020	$367,058

2020 Notes Payable

During the six-months ended June 30, 2020 the Company reclassified $88,120  from accounts payable to notes payable. The terms of the note is under negotiation.

During the six-months ended June 30, 2020 the Company reclassified $11,058  from notes payable to other receivable.

b) Convertible Promissory Notes

On February 25, 2020, the Company entered into an agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which the Company issued to Leonite a secured convertible promissory note in the aggregate principal amount of $544,425 to be paid in tranches. As additional consideration for the purchase of the note, (i) the Company issued to Leonite 450,000 common shares, and (ii) the Company issued to Leonite a five-year warrant to purchase 900,000 common shares at an exercise price of $0.10 per share (subject to adjustment), which may be exercised on a cashless basis.

The note carries an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. As of June 30, 2020, the Company has recorded $198,715, $182,500 principal and $16,215 original issue discount. Furthermore, the Company issued 450,000 shares of common stock valued at $123,390 and a debt-discount related to the warrants valued at $59,110. The Company amortized $42,038 of financing costs related to the shares and warrants for the six months ended June 30, 2020. The remaining net balance of the note at June 30, 2020 is $45,774 comprised of principal of $186,235 and net of unamortized debt discount of $140,461.

The note bears interest at the rate of the greater of 10.2% per annum. Any amount of principal or interest on the note which is not paid by the maturity date shall bear interest at the rate at the lesser of 24% per annum or the maximum legal amount permitted by law (the “Default Interest”).

Beginning on March 18, 2020 and on the same day of each and every calendar month thereafter throughout the term of the note, the Company shall make monthly payments of interest only due under the note to Leonite at the Stated Rate as set forth above. The Company shall pay to Leonite on an accelerated basis any outstanding principal amount of the note, along with accrued, but unpaid interest, from: (i) net proceeds of any future financings by the Company, but not its subsidiaries, whether debt or equity, or any other financing proceeds, except any transaction having a specific use of proceeds requirement that such proceeds are to be used exclusively to purchase the assets or equity of an unaffiliated business and the proceeds are used accordingly; (ii) net proceeds from any sale of assets of the Company or any of its subsidiaries other than sales of assets in the ordinary course of business or receipt by the Company or any of its subsidiaries of any tax credits existing prior to the date of the note; and (iii) net proceeds from the sale of any assets outside of the ordinary course of business or securities in any subsidiary. As of June 30, 2020 the Company has paid $7,400 in interest.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

4. Promissory Notes (continued)

b) Convertible Promissory Notes (continued)

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

Under the note, Leonite has the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable common shares of the Company. The number of common shares to be issued upon each conversion of the note shall be determined by dividing the conversion amount by the applicable conversion price then in effect. The conversion amount is the sum of: (i) the principal amount of the note to be converted plus (ii) at Leonite’s option, accrued and unpaid interest, plus (iii) at Leonite’s option, Default Interest, if any, plus (iv) Leonite’s expenses relating to a conversion, plus (v) at Leonite’s option, any amounts owed to Leonite. The conversion price shall be $0.09 per share (subject to adjustment as further described in the note for common share distributions and splits, certain fundamental transactions, and anti-dilution adjustments), provided that at any time after any event of default under the note, the conversion price shall immediately be equal to the lesser of (i) the fixed conversion price ($0.09); (ii) 60% of the lowest bid price during the twenty one consecutive trading day period immediately preceding the trading that the Company receives a Notice of Conversion or (iii) the discount to market based on subsequent financing.

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

Calculation of beneficial conversion feature

On February 25, 2020 The Company allocated $198,715 as the proceeds from Leonite; $182,500 principal and $16,215 original issue discount. The Company allocated $123,390 to common shares and $242,100 to warrants calculated using the black-scholes model. The effective rate resulted in a beneficial conversion feature greater than the proceeds.

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

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

5. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the six-months period ended June 30, 2020 and 2019 are as follows:

	2020	2019
Decrease (increase) in accounts receivable	$(35,406)	$(60,649)
Decrease (increase) in other receivable	9,657	-
Decrease (increase) in inventory	60,136	3,820
Decrease (increase) in prepaid expenses and deposits	(20,925)	115,710
Increase (decrease) in lease liability	(14,390)	-
Increase (decrease) in income taxes payable	(14,061)	(64,788)
Increase (decrease) in accounts payable and accrued liabilities	(1,042)	233,074
	$(16,031)	$227,167

6. Investment

During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares for $50,000 which has been issued to the Company. The Company’s investment accounts for a 10% equity stake in a US based mobile phone development company. As of June 30, 2020 the Company had advanced a total of $24,423 (December 31, 2019 - $15,658) and is advancing tranches of capital as required.

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

The Company’s right-of-use asset for the six-months ended June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Right-of-use asset	$49,585	$60,125

Current lease liability	$22,722	$22,000
Long-term lease liability	$26,862	$39,185

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Lease Liabilities (continued)

The components of lease expense are as follows:

	June 30, 2020	June 30, 2019
Amortization of right-of-use	$10,540	-
Interest on lease liability	$2,789	-
Total lease cost	$13,329	-

Maturities of lease liability are as follows:

Future minimum lease payments as of June 30, 2020:

2020	$13,329
2021	26,658
2022	15,551
Total future minimum lease payments	55,538
Less: amount representing interest	(5,954)
Present value of future payments	49,584
Current portion	22,722
Long term portion	$26,862

8. Shareholders’ Deficit

During the six-months ended June 30, 2020 the Company issued 1,333,333 and 240,000 common shares at $0.09 and 0.07 per share for $120,000 and $16,800 respectively for prepaid advertising services. As of June 30, 2020 the Company has expensed $6,620 from prepaid expenses.

During the six-months ended June 30, 2020 the Company entered into a share subscription agreement with a consultant of the Company for 4,000,000 common shares valued at $125,000 for prepaid consulting services. As of June 30, 2020 the Company issued 2,150,000 shares with a value of $67,188. As of June 30, 2020 the Company has expensed $62,500 from prepaid expenses.

During the six-months ended June 30, 2020 the Company issued a consultant 4,000,000 common shares of subscription payable with a value of $456,000 relating to the anti-dilution feature triggered on March 5, 2019 as noted below.

During the six-months ended June 30, 2020 the Company issued 458,834 common shares pursuant to a subscription payable with a value of $55,000.

During the six-months ended June 30, 2020 the Company issued 450,000 shares in connection with the issuance of convertible promissory note (note 4(b)) at $0.27 per share.

During the six-months ended June 30, 2020 the Company entered into a settlement to fulfill a debt purchase agreement entered in 2017 for 2,680,981 shares valued at $138,818. As of June 30, 2020 the Company has issued 2,190,959 shares.

During the six-months ended June 30, 2020, Steven Rossi (the Company’s CEO) was issued 1,000 Series A Preferred Shares at $0.09 per share equal to 299,000 common shares voting rights.

During the six-months ended June 30, 2019, the Company issued 2,680,084 common shares pursuant to a subscription payable to Consultant with a value of $379,494. During the same period, the Company entered into a share subscription agreement with a consultant of the Company for 1,500,000 common shares valued at $30,000.

During the six-months ended June 30, 2019, Steven Rossi was issued 13,583,397 shares of Worksport, Ltd common stock as approved by the board of directors, due to a conversion of all 1,000,000 shares of his Series A Preferred stock.

During the six-month ended June 30, 2019 on March 5, 2019, the Company completed a share consolidation of the Company’s issued and outstanding common shares based on six (6) pre-consolidation shares to one (1) post-consolidation share. The Consolidation reduced the number of issued and outstanding common shares of the Company from 147,804,298 pre-Consolidation common shares to approximately 24,634,051 post-Consolidation common shares. While the share consolidation occurred during the year ended December 31, 2019, the Company has accounted for the effects retrospectively as such, the schedules and all references to shares, options and warrants throughout the financial statements have been updated to reflect the number of post-consolidation securities.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Shareholders’ Deficit (continued)

On March 5, 2019 immediately following the share consolidation the anti-dilution feature under the Investment and Co-operation agreement dated November 1, 2017 came into effect. As part of the anti-dilution feature the Company is obligated to issue an additional 8,465,608 shares at $0.11 per share for a total of $965,079. The Company recognized a non-cash deemed dividend of $965,079 to retain earnings and share subscriptions payable (Note 15).

For the six-months ended June 30, 2020 and 2019, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regards to the Company’s residual assets. During 2020 and 2019, the Company was authorized to issue 1,100,000 shares of its Series A and Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 299 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock, per share of preferred stock.

9. Earnings per Share

For the six-months ended June 30, 2020, Earnings per Share (EPS) is $(0.01) (basic and diluted) compared to the EPS for the six-months ended June 30, 2019 of $(0.00) (basic and diluted) using the weighted average number of shares of 47,210,228 and 32,490,220 respectively.

Earnings per Share (EPS) is $(0.00) (basic and diluted) for the three months ended June 30, 2020 compare to the three months ended June 30, 2019 of $(0.00) (basic and diluted) using the weighted average number of shares of 49,337,497 and 39,897,421 respectively.

There are 299,000,000 shares authorized, 52,729,916 and 40,897,532 shares issued and outstanding, as at June 30, 2020 and 2019 respectively. As of June 30, 2020 the Company has 6,933,013 shares to be issued. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share”. Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. At June 30, 2020 the Company has 900,000 warrants convertible to 900,000 common shares and convertible promissory note convertible to 2,207,946 common shares for a total underlying common shares of 3,107,946. At June 30, 2019 there were no underlying common shares.

10. Warrants

During the six-months ended June 30, 2020 the Company issued 900,000 warrants convertible to 1 common share each with an exercise period of 5 years. The exercise price of the warrants is $0.10 per share (subject to adjustment), and may be exercised on a cashless basis. Refer to Note 4(b).

Exercise price	Number outstanding	Weighted average life (years)	Weighted average exercise price
0.10	900,000	4.66	0.10

	June 30, 2020		June 30, 2019
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	-	$-	-	$-
Issuance	900,000	$0.10	-	$-
Balance, end of period	900,000	$0.10	-	$-

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

11. Concentration of Customer Risk

The following table includes the percentage of the Company’s sales to significant customers for the six-months ended June 30, 2020 and 2019, as well as the balance included in revenue and accounts receivable for each significant customer as at June 30, 2020 and 2019. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales.

	2020		2019
	$	%	$	%
Customer A	56,114	55.7	46,099	3.9
Customer B	11,355	11.3	23,668	2
Customer C	-	-	1,014,850	86.5

The loss of any of these key customers could have an adverse effect on the Company’s business.

12. Related Party Transactions

During the six-months ended June 30, 2020 the Company’s CEO and director paid on behalf of the Company’s lease payments of $4,809. During the same period the Company repaid $710 to the Company’s CEO and director for a total net transaction of $4,099. As of June 30, 2020 the Company has $32,737 in related party loan.

13. Contingent Liability

During the six-months ended June 30, 2020, the Company reached a legal settlement with a supplier in which the Company is obligated to pay $6,037 per month beginning on March 1, 2020 for four months until the settlement amount of $24,148 has been fully paid on June 1, 2020. Due to COVID-19 the Company has made total payments of $18,111 as of June 30, 2020.  The Company has subsequently completed all required payments.

14. Loan payable

During the six-months ended June 30, 2020 the Company received a loan of $32,439 from a unrelated third party with an interest rate of 10% per annum with a maturity date of December 31, 2021.

During the six-months ended June 30, 2020 the Company received $28,397 ($40,000 CDN) interest free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2022 will result in loan forgiveness of 25 percent.

As of June 30, 2020 the Company accrued interest of $70.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

15. Revision of Prior Period Financial Statements

During the review for the six-months ended June 30, 2020 new information came to light regarding share issuances and an anti-dilution agreement. The share issuances for the three months ended March 31, 2020 were 2,000,000 and 458,834 common shares respectively. The anti-dilution agreement relating to a 2017 share subscription payable agreement was triggered in March 2019 upon the Company’s stock split was also discovered. Please refer to Note 8.

We revised certain prior period financial statements for an immaterial error related to the recognition of the deemed dividend related to down-round features along with the associated shares issuance and professional fees (Note 1). A summary of revisions to our previously reported financial statements presented herein for comparative purposes.

The cumulative effect of the adjustments on all prior periods to Shareholders’ Equity as of June 30, 2019, December 30, 2019 and March 31, 2020 reflected below:

	Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative translation	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Payable	Deficit	adjustment	(Deficit)
Balance at June 30, 2019	28,177,966	$2,817	$8,309,293	$(1,577)	$1,853,819	$(10,482,521)	$(23,624)	$(341,792)
Revision	12,719,566	$1,273	$182,509	-	$781,298	$(965,079)	-	-
Balance at June 30, 2019, as revised	40,897,532	$4,090	$8,491,802	$(1,577)	$2,635,117	$(11,447,600)	$(23,624)	$(341,792)

Balance at December 31, 2019	41,906,790	$4,191	$8,381,231	$(1,577)	$1,511,080	$(10,768,906)	$(8,580)	$(882,561)
Revision	-	-	$261,192	-	$648,315	$(909,507)	-	-
Balance at December 31, 2019, as revised	41,906,790	$4,191	$8,642,423	$(1,577)	$2,159,395	$(11,678,413)	$(8,580)	$(882,561)
				-
Balance at March 31, 2020	46,547,749	$4,655	$9,060,739	$(1,577)	$1,178,608	$(10,961,172)	$(8,580)	$(727,327)
Revision	2,458,834	$246	$731,946	-	$137,315	$(869,507)	-	-
Balance at March 31, 2020, as revised	49,006,583	$4,901	$9,792,685	$(1,577)	$1,315,923	$(11,830,679)	$(8,580)	$(727,327)

The Consolidated Statements of Operations and Comprehensive Loss has been revised to reflect the correction for the three months ended March 31, 2020 as follows

	For the Three Months Ended March 31, 2020
	As previously reported	Revision	As Revised
Professional Fees	$149,465	$(40,000)	$109,465
Total Operating Expenses	$178,471	$(40,000)	$138,471
Loss from Operations	$(164,455)	$40,000	$(124,455)
Net Loss	$(192,266)	$40,000	$(152,266)
Comprehensive Loss	$(192,266)	$40,000	$(152,266)
Loss per Share – Basic and Diluted	$(0.00)	-	$(0.00)

16. Subsequent Events

The Company has evaluated subsequent events through August 27, 2020 which is the date the financial statements were available to be issued and the following events after June 30, 2020 occurred:

●	On July 8 and August 14, 2020 the Company issued 2,400,000 and 1,700,000 common shares to a third-party consultant respectively.

●	On July 22, 2020, the Company entered into a loan agreement for $10,000 with a maturity date of July 22, 2021 at an interest rate of 10% per annum.

●	On July 29, 2020 the Company issued a warrant certificate that allows the holder to purchase up to 1,250,000 common shares at $0.12 per shares exercisable on or before March 20, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Worksport, Ltd. (formerly Franchise Holdings International, Inc) and its wholly owned subsidiary, Worksport Ltd. for the six-months ended June 30, 2020 and 2019, and the notes thereto. Additional information relating to Worksport Ltd is available at Worksport.ca.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Worksport or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in Worksport’s MD&A under Risk Factors. Readers should not place undue reliance on any such forward-looking statements. Worksport disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. The virus has since spread to over 150 countries and including Canada and United States. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. In both Canada and United Sates most states/provinces and cities have reacted by instituting lockdown orders, restrictions on travel, “stay at home” orders and restrictions on the types of businesses that may continue to operate, as well as guidance in response to the pandemic and the need to contain it.

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

Revenue

For the six-months ended June 30, 2020, revenue generated from the entire line of Worksport products was $107,129, compared to $1,088,974 for the six-months ended June 30, 2019. The year over year decrease of approximately 90% was attributed to the impact of COVID-19.

For the six-months ended June 30, 2020, revenue generated in Canada was $11,815 compared to $24,894 for the same period in 2019, a decrease of 53%. For the three months ended June 30, 2020, revenue generated in Canada was $546 compared to $(628) for the same period in 2019, an increase of 187%. The rate of exchange between the Canadian Dollar and the United States Dollar during the first six months of fiscal 2020 fluctuated due to COVID-19; the Canadian Dollar decreasing in value compare to United States Dollar on average by $0.1. As a result, Canadian Dollars sales during the first six-months ended June 30, 2020 will be on average lower compared to 2019 when converted to United States Dollar for financial statement reporting purposes. For the six-months ended June 30, 2020, gross revenue generated in the United States was $95,314 compared to $1,064,080 for the same period in 2019. This represents a year-over-year decrease in US-sourced revenue of approximately 91%. For the three months ended June 30, 2020, gross revenue generated in the United States was $65,556 compared to $517,324 for the same period in 2019, an decrease of 87%. The decrease in revenue generated in Canada and United States can be attributed to the lockdown and stay-at-home orders due to the COVID-19 pandemic.

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

Cost of Sales

Cost of sales decreased for the first six months of fiscal 2020, when compared to the first six months of fiscal 2019, by 89% from $804,634 to $85,894. The decrease was primarily due to significantly lower demand as a result of COVID-19. Our cost of sales, as a percentage of sales, was approximately 80% and 74% for six-months ended June 30, 2020 and 2019, respectively. Cost of sales for the three months ended June 30, 2020 were $58,883 compared to $371,686 for the three months ended June 30, 2019. In relation to our cost of sales, as a percentage of sales, was approximately 89% and 72% for the three months ended June 30, 2020 and 2019.

Within cost of sales, freight costs accounted for 23% of cost of sales during the six-months ended June 30, 2020, whereas in 2019, it accounted for 4% of cost of sales. The increase in the percentage of cost of sales is due to increased shipping expenses due increase demand of international delivery due to COVID-19.

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

Gross Margin

Gross margin percentage for the six-month periods ended June 30, 2020 and 2019 were 20% and 26% respectively. For the three month ended June 30, 2020 and 2019 gross margin percentage were 11% and 28% respectively. The decrease in gross margin reflects the affect COVID-19 had impacted the Company’s freight costs as stated above increasing from 4% to 23%.

Operating Expenses

Operating expenses decreased for the six-months ended June 30, 2020 by $81,997 to $278,967 compared to $360,964 for the six-months ended June 30, 2019. For the three months ended June 30, 2020 operating expenses were $140,496 compared to $134,321 for the three months ended June 30, 2019.

●	General and administrative expense decreased by $11,057 from $57,787 to $46,730 during the six-months ended June 30, 2020. For the three months ended June 30, 2020 general and administrative expense decreased by $4,392 from $17,216 to $12,824 compared to the three month ended June 30, 2019. The six and three months decrease is attributed to reduced general and administrative expenses as a result of COVID-19.
●	The Company also realized a gain on foreign exchange in the amount of $7,444 during the six-months ended June 30, 2020, a decrease of $13,282 when compared to a gain on foreign exchange of $20,726 during the six-months ended June 30, 2019. For the three months ended June 30, 2020 the Company had a loss on foreign exchange of $282 compared to a gain on foreign exchange of $6,928 for the three months ended June 30, 2019. The decrease on foreign exchange was the result of the Company’s reduced operations in Canadian Dollars related expenses and sales.
●	Professional fees which include accounting, legal and consulting fees, decreased from $273,984 for the six-months ended June 30, 2019 to $228,934 for the six-months ended June 30, 2020. For the three months ended June 30, 2020 and 2019 the Company recognized Professional fees of $119,469 and $101,482 respectively. Professional fees decreased for the three and six-months ended June 30, 2020 and 2019 due to decreased consulting expense.

Other Income and Expenses

Other income and expenses for the six-months ended June 30, 2020 was $86,719 compared with $51,596 as at June 30, 2019. A difference of $35,123 can be attributed to increased interest expense being incurred by the Company during the six months ended June 30, 2020.

Net Loss

Net loss for the six-months ended June 30, 2020 was $344,451 compared to a net loss of $128,220 for the six-months ended June 30, 2019, a change of $216,231 or 169%. For the three months ended June 30, 2020 net loss was $192,185 compare to $1,748 for the three months ended June 30, 2019. The increase in the net loss can be attributed to the decrease in net sales of $450,594 and $981,845 when comparing the three and six-months ended June 30, 2019 to 2020 as a result of COVID-19.

Liquidity and Capital Resources

Cash Flow Activities

Cash decreased from June 30, 2019 to June 30, 2020 at $129,698 and $21,111 respectively, as a result of lower sales due to COVID-19. Increase in accounts receivable at June 30, 2019 to 2020 were $60,649 to $35,406 respectively. The increase in accounts receivable as at June 30, 2020 was due to the lifting of COVID-19 quarantine measures. Other receivable decreased by $9,657 due to funds received. Decrease in inventory as at June 30, 2019 and 2020 was $3,820 and $60,136. Decrease in inventory was a result of disruptions to supplier manufacturing from the COVID-19 pandemic. Prepaid expenses increased by $20,925 as at June 30, 2020 compared to a decrease of $115,710 as at June 30, 2019. The difference was due the Company entering into new consulting and marketing services not yet to rendered. Accounts payable and accrued liabilities decreased by $1,042 as at June 30, 2020 compare to June 30, 2019 with an increase of $233,074. The decrease in payables is related to the slowdown in normal operations as a result of the COVID-19 lockdown.

Investing Activities

During the six-months ended June 30, 2020, the Company advanced a further $8,764 to a US based mobile phone development company.

During the six-months ended June 30, 2019, the Company invested $1,198 in warehouse equipment.

Financing Activities

During the first six-months of fiscal 2020, the Company received $182,500 in convertible promissory note, $4,099 from shareholder loans, loan of $32,439 from an unrelated third party and $28,397 ($40,000 CDN) from the Government of Canada. During the first six-months of fiscal 2019, the Company issued $30,000 in issuance of common stock for cash and repayment of $4,312 of shareholder loans.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six-months ended June 30, 2020, the Company did not complete any unregistered sale of equity securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

(a) Exhibits

EXHIBIT
NO.	DESCRIPTION

3.1*	Articles of Incorporation
3.2*	By-Laws
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed as an exhibit to the registrant’s Form 10-QSB, filed October 13, 1999 and incorporated by reference herein. 21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSPORT LTD. (FORMERLY FRANCHISE HOLDINGS INTERNATIONAL, INC)

Dated: August 27, 2020	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 27, 2020	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer

