Form 10-Q
period 2020-09-30
Worksport, Ltd
filed 2020-11-16
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2020

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

As of November 16, 2020, there were the following shares outstanding: Common Stock, $0.0001 par value, 66,451,058. Preferred stock, $0.0001 par value, 1,000 preferred shares.

WORKSPORT LTD. (FORMERLY FRANCHISE HOLDINGS INTERNATIONAL, INC)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$467,133	$11,993
Accounts receivable	125,580	2,974
Other receivable	119,328	64,821
Inventory	68,733	113,156
Prepaid expenses and deposits	126,856	60,741
Total Current Assets	907,630	253,685
Investment (note 6)	24,423	15,658
Property and Equipment, net	92,306	94,695
Right-of-use Asset, net (note 7)	44,115	60,125
Intangible Assets, net	63,535	57,145
Total Assets	$1,132,009	$481,308

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$916,290	$969,321
Payroll taxes payable	22,783	36,844
Related party loan (note 12)	28,023	28,638
Promissory notes payable (note 4)	384,000	267,881
Loan payable (note 14)	181,062	-
Current lease liability (note 7)	23,295	22,000
Total Current Liabilities	1,555,453	1,324,684
Long Term – Lease Liability (note 7)	20,819	39,185
Total Liabilities	1,576,272	1,363,869

Shareholders’ Deficit
Series A & B Preferred Stock, $0.0001 par value, 1,100,000 shares authorized, 1,000 Series A and 0 Series B shares issued and outstanding, respectively,	1	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 61,259,391 and 41,906,790 shares issued and outstanding, respectively	6,125	4,191
Additional paid-in capital	11,279,642	8,642,423
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	907,980	2,159,395
Accumulated deficit	(12,627,854)	(11,678,413)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Deficit	(444,263)	(882,561)
Total Liabilities and Shareholders’ Deficit	$1,132,009	$481,308

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months ended September 30		Nine Months ended September 30,
	2020	2019	2020	2019

Net Sales	$116,491	$870,053	$223,620	$1,959,027
Cost of Goods Sold	94,134	668,516	180,028	1,473,150
Gross Profit	22,357	201,537	43,592	485,877

Operating Expenses
General and administrative	50,836	91,254	97,566	149,041
Sales and marketing	59,122	12,253	69,869	62,172
Professional fees	280,413	92,858	509,347	366,843
(Gain) loss on foreign exchange	2,599	(22,701)	(4,845)	(43,427)
Total operating expenses	392,970	173,664	671,937	534,629
Loss from operations	(370,613)	27,873	(628,345)	(48,752)

Other Income (Expense)
Interest expense	(190,103)	(8,281)	(276,822)	(59,877)
Gain (loss) on settlement of debt	(44,274)	250,778	(44,274)	250,778
Total other income (expense)	(234,377)	242,497	(321,096)	190,901

Net Income (Loss)	$(604,990)	$270,370	$(949,441)	$142,149

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	(22,492)	-	(42,504)

Comprehensive Income (Loss)	$(604,990)	$247,878	$(949,441)	$99,645
Earnings (Loss) per Share
Basic	$(0.01)	$0.01	$(0.02)	$0.00
Diluted	$(0.01)	$0.00	$(0.02)	$0.00
Weighted Average Number of Shares (basic)	57,148,856	40,639,077	50,547,286	35,236,355
Weighted Average Number of Shares (diluted)	57,148,856	55,710,518	50,547,286	50,259,078

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	2020	2019
Operating Activities
Net Income (Loss)	$(949,441)	$142,149
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	19,972	25,009
Loss (Gain) on Settlement of Debt	44,274	(250,778)
Accrued interest	44,095	-
Interest on lease liability	3,983	-
Amortization of debt discount	198,060	-
Amortization on OID interest	17,597	-
Shares and warrants issued for services	328,644	-
	(292,816)	(83,620)

Changes in operating assets and liabilities (note 5)	(114,888)	368,755
Net cash provided by (used in) operating activities	(407,704)	285,135

Cash Flows from Investing Activities
Purchase of property and equipment	(7,962)	(84,149)
Purchase of investment (note 6)	(8,765)	(15,658)
Net cash used in investing activities	(16,727)	(99,807)

Financing Activities
Issuance of common stock for cash	250,000	30,000
Proceeds from loan payable	178,836	-
Proceeds from notes payable (note 4(b))	467,500	-
Repayment of notes payable	(16,150)	(10,000)
Repayment of shareholder loans	(615)	(9,395)
Net cash provided by financing activities	879,571	10,605

Effects of exchange rate changes on cash	-	(42,504)

Changes in cash	455,140	153,429
Cash and cash equivalents – beginning of year	11,993	25,323
Cash and cash equivalents – end of period	$467,133	$178,752
Supplemental disclosure of cash flow information:
Interest paid	$11,100	$-
Supplemental disclosure of non-cash flow investing and financing activities:
Shares issued for share subscription payable	$1,626,415	$-
Reverse stock split	$-	$768
Convertible promissory note – Equity discount	$467,500	$-
Convertible promissory note – original issue discount	$41,537	$-
Conversion of Preferred Stock to Common Stock	$-	$(8,642)
Decrease in share subscription payable	$-	$(768)
Return and share cancellation	$-	$8,642
Conversion of convertible promissory note to Common Stock	$226,587	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Share Subscriptions Receivable	Share Subscription Payable	Accumulated Deficit	Cumulative Translation Adjustment	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	1,000,000	$10,000	24,634,051	$2,463	$8,103,934	$(1,577)	$2,019,532	$(10,354,299)	$(3,613)	$(223,560)
Issuance of share subscriptions payable	-	-	2,680,084	268	379,226	-	(379,494)	-	-	-
Deemed dividend related to down-round features	-	-	-	-	-	-	965,079	(965,079)	-	-
Return and Cancellation of shares	-	-	(990,742)	(99)	(77,179)	-	(247,722)	-	-	(325,000)
Issuance for settlement of payables	-	-	-	-	-	-	30,000	-	-	30,000
Conversion of Preferred Stock	(1,000,000)	(10,000)	13,583,397	1,358	8,642	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	142,149	-	142,149
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(42,503)	(42,503)
Balance at September 30, 2019	-	-	39,906,790	$3,990	$8,414,623	$(1,577)	$2,387,395	$(11,177,229)	$(46,116)	$(418,914)

Balance at January 1, 2020	-	-	41,906,790	$4,191	$8,642,423	$(1,577)	$2,159,395	$(11,678,413)	$(8,580)	$(882,561)
Issuance for services	-	-	2,413,022	240	168,670	-	-	-	-	168,910
Issuance for prepaid services and subscriptions payable	-	-	3,723,333	372	203,616	-	57,812	-	-	261,800
Issuance of subscriptions payable	-	-	-	-	-	-	250,000	-	-	250,000
Issuance from subscriptions payable	-	-	6,145,812	615	702,532	-	(703,147)	-	-	-
Warrants issuance for services	-	-	-	-	12,600	-	-	-	-	12,600
Conversion of convertible promissory note to shares (note 4(b) and 10)	-	-	2,520,434	252	226,587	-	-	-	-	226,839
Warrants issuance in connection to convertible promissory note (note 4(b) and 10)	-	-	-	-	344,110	-	-	-	-	344,110
Share issuance in connection to convertible promissory note (note 4(b))	-	-	450,000	45	123,345	-	-	-	-	123,390
Issuance for settlement of payables	-	-	4,100,000	410	855,670	-	(856,080)	-	-	-
Issuance of Preferred Stock	1,000	1	-	-	89	-	-	-	-	90
Net loss	-	-	-	-	-	-	-	(949,441)	-	(949,441)
Balance at September 30, 2020	1,000	$1	61,259,391	$6,125	$11,279,642	$(1,577)	$907,980	$(12,627,854)	$(8,580)	$(444,263)

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Share Subscriptions Receivable	Share Subscription Payable	Accumulated Deficit	Cumulative Translation Adjustment	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	-	-	40,897,532	$4,090	$8,491,802	$(1,577)	$2,635,117	$(11,447,598)	$(23,624)	$(341,790)
Return and Cancellation of shares	-	-	(990,742)	(99)	(77,179)	-	(247,722)	-	-	(325,000)
Net loss	-	-	-	-	-	-	-	270,370	-	270,370
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(22,492)	(22,492)
Balance at September 30, 2019	-	-	39,906,790	$3,990	$8,414,623	$(1,577)	$2,387,395	$(11,177,229)	$46,116)	$(418,914)

Balance at June 30, 2020	1,000	$1	52,729,916	$5,273	$9,996,390	$(1,577)	$1,248,735	$(12,022,864)	$(8,580)	$(782,622)
Issuance for services	-	-	2,413,022	240	168,670	-	-	-	-	168,910
Issuance from subscriptions payable	-	-	3,596,019	360	590,395	-	(590,755)	-	-	-
Issuance of subscriptions payable	-	-	-	-	-	-	250,000	-	-	250,000
Warrants issuance in connection to convertible promissory note (note 4(b) and 10)	-	-	-	-	285,000	-	-	-	-	285,000
Conversion of convertible promissory note to shares (note 4(b) and 10)	-	-	2,520,434	252	226,587	-	-	-	-	226,839
Warrant issuance for services	-	-	-	-	12,600	-	-	-	-	12,600
Net loss	-	-	-	-	-	-	-	(604,990)	-	(604,990)
Balance at September 30, 2020	1,000	$1	61,259,391	$6,125	$11,279,642	$(1,577)	$907,980	$(12,627,854)	$(8,580)	$(444,263)

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Going Concern

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 14, 2020.

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

d) Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the nine-month period ended September 30, 2020, the Company incurred a net loss of $936,841 and as of that date, the Company’s accumulated deficit was $12,615,254. While the Company has demonstrated the ability to generate revenue, there are no assurances that it will be able to achieve level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment. The accompanying condensed consolidated financial statements do not include any adjustments that might result relating to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this risk and uncertainty.

e) Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements, we identified an immaterial error related to the recognition of a deemed dividend related to down-round features along with the associated shares issuance and professional fees in the annual periods in fiscal 2019 and first quarter of 2020. In accordance with SAB (Staff Accounting Bulletins) Topic 1.M, “Materiality,” and SAB (Staff Accounting Bulletins) Topic 1.N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations and equity fiscal and interim periods of 2019 and 2020. Accordingly, we have revised previously reported financial information for such immaterial error, as previously disclosed in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2020 and for the fiscal year 2019. A summary of revisions to certain previously reported financial information presented herein for comparative purposes is included in Note 15.

2. Significant Accounting Policies

The accounting polices used in the preparation of these condensed interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2019.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Inventory

Inventory consists of the following at September 30, 2020 and December 31, 2019:

	2020	2019
Finished goods	$60,445	$104,868
Promotional items	552	552
Raw materials	7,736	7,737
	$68,733	$113,156

4. Promissory Notes

a) Promissory Notes

The following tables shows the balance of the notes payable as of September 30, 2020 and December 31, 2019:

Balance as at December 31, 2018	$287,425
Payment	(19,544)
Balance as at December 31, 2019	$267,881
Reclassification	99,177
Balance as at September 30, 2020	$367,058

2020 Notes Payable

During the nine-months ended September 30, 2020 the Company reclassified $88,120 from accounts payable to notes payable. The terms of the note is under negotiation.

During the nine-months ended September 30, 2020 the Company reclassified a debit balance of $11,058 from notes payable to other receivable.

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

The note carries an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. On February 28, 2020, the Company recorded $198,715, $182,500 principal and $16,215 original issue discount. On September 1, 2020 the Company recorded an additional $310,322, $285,000 principal and $25,322 original issue discount. As of September 30, 2020, the Company has recorded $509,037, $467,500 principal and $41,537 original issue discount. Furthermore, the Company issued 450,000 shares of common stock valued at $123,390 and a debt-discount related to the warrants valued at $344,110. During the period ended September 30, 2020 Leonite converted $226,839 of convertible promissory note into 2,520,434 common shares at $0.09 per share. The original value of the convertible note converted was $182,565 as a result the Company recognized a loss of $44,274 on settlement of debt. The Company amortized $198,060 of financing costs related to the shares and warrants for the nine months ended September 30, 2020. The remaining net balance of the note at September 30, 2020 is $16,942 comprised of principal of $286,382 and net of unamortized debt discount of $269,440.

The note bears interest at the rate of the greater of 10.2% per annum. Any amount of principal or interest on the note which is not paid by the maturity date shall bear interest at the rate at the lesser of 24% per annum or the maximum legal amount permitted by law (the “Default Interest”).

Beginning on March 18, 2020 and on the same day of each and every calendar month thereafter throughout the term of the note, the Company shall make monthly payments of interest only due under the note to Leonite at the Stated Rate as set forth above. The Company shall pay to Leonite on an accelerated basis any outstanding principal amount of the note, along with accrued, but unpaid interest, from: (i) net proceeds of any future financings by the Company, but not its subsidiaries, whether debt or equity, or any other financing proceeds, except any transaction having a specific use of proceeds requirement that such proceeds are to be used exclusively to purchase the assets or equity of an unaffiliated business and the proceeds are used accordingly; (ii) net proceeds from any sale of assets of the Company or any of its subsidiaries other than sales of assets in the ordinary course of business or receipt by the Company or any of its subsidiaries of any tax credits existing prior to the date of the note; and (iii) net proceeds from the sale of any assets outside of the ordinary course of business or securities in any subsidiary. As of September 30, 2020 the Company has paid $11,100 in interest.

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

Calculation of beneficial conversion feature

As of September 30, 2020 The Company allocated $509,037 as the proceeds from Leonite; $467,500 principal and $41,537 original issue discount. The Company allocated $123,390 to common shares and $242,100 to warrants calculated using the black-scholes model. The effective rate resulted in a beneficial conversion feature greater than the proceeds.

Allocated proceeds of Convertible Promissory Note	$509,037
Conversion Price	$0.09
Number of shares of Common Stock that would be issued upon conversion of Convertible Promissory Note	5,655,967

Conversion price	$0.098
FMV of Common Stock	$0.263
Per Share Intrinsic Value of Beneficial Conversion Feature	$0.165
Calculated Beneficial Conversion Feature	$933,646

In accordance to ASC 470-20-30, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible promissory note, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible promissory note. As such, the beneficial conversion feature of the convertible promissory note is equal to $467,500 with an excess of $466,146.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

5. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the nine months period ended September 30, 2020 and 2019 are as follows:

	2020	2019
Decrease (increase) in accounts receivable	$(122,606)	$(187,706)
Decrease (increase) in other receivable	22,970	-
Decrease (increase) in inventory	44,423	91,038
Decrease (increase) in prepaid expenses and deposits	48,642	97,737
Increase (decrease) in lease liability	(21,055)	-
Increase (decrease) in income taxes payable	(14,061)	(69,660)
Increase (decrease) in accounts payable and accrued liabilities	(73,201)	437,346
	$(114,888)	$368,755

6. Investment

During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares for $50,000 which has been issued to the Company. The Company’s investment accounts for a 10% equity stake in a US based mobile phone development company. As of September 30, 2020 the Company had advanced a total of $24,423 (December 31, 2019 - $15,658) and is advancing tranches of capital as required.

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

The Company’s right-of-use asset for the nine-months ended September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Right-of-use asset	$44,115	$60,125

Current lease liability	$23,295	$22,000
Long-term lease liability	$20,819	$39,185

The components of lease expense are as follows:

	September 30, 2020	September 30, 2019
Amortization of right-of-use	$16,010	3,296
Interest on lease liability	$3,983	1,212
Total lease cost	$19,993	4,508

Maturities of lease liability are as follows:

Future minimum lease payments as of September 30, 2020:

2020	$6,665
2021	26,658
2022	15,551
Total future minimum lease payments	48,874
Less: amount representing interest	(4,760)
Present value of future payments	44,114
Current portion	23,295
Long term portion	$20,819

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Shareholders’ Deficit

During the nine-months ended September 30, 2020 the Company issued 2,413,022 common shares at $0.07 per share for $168,910 for consulting services.

During the nine-months ended September 30, 2020, the Company issued 2,520,434 common shares pursuant to the conversion of the convertible promissory note (note 4(b)) with a value of $226,839.

During the the nine-months ended September 30, 2020, the Company entered into a share subscription agreement with a consultant of the Company for 4,000,000 common shares valued at $250,000.

During the nine-months ended September 30, 2020 the Company issued 1,333,333 and 240,000 common shares at $0.09 and 0.07 per share for $120,000 and $16,800 respectively for prepaid advertising services. As of September 30, 2020 the Company has expensed $53,293 from prepaid expenses.

During the nine-months ended September 30, 2020 the Company entered into a share subscription agreement with a consultant of the Company for 4,000,000 common shares valued at $125,000 for prepaid consulting services. As of September 30, 2020 the Company issued 2,150,000 shares with a value of $67,188. As of September 30, 2020 the Company has expensed $93,750 from prepaid expenses.

During the nine-months ended September 30, 2020 the Company issued a consultant 5,686,978 common shares of subscription payable with a value of $648,147 relating to the anti-dilution feature triggered on March 5, 2019 as noted below.

During the nine-months ended September 30, 2020 the Company issued 458,834 common shares pursuant to a subscription payable with a value of $55,000.

During the nine-months ended September 30, 2020 the Company issued 450,000 shares in connection with the issuance of convertible promissory note (note 4(b)) at $0.27 per share.

During the nine-months ended September 30, 2020 the Company entered into a settlement to fulfill a debt purchase agreement entered in 2017 for 4,100,000 shares valued at $856,080 . As of September 30, 2020 the Company has issued 4,100,000 shares.

During the nine-months ended September 30, 2020, Steven Rossi (the Company’s CEO) was issued 1,000 Series A Preferred Shares at $0.09 per share equal to 299,000 common shares voting rights.

During the nine-months ended September 30, 2019, the Company issued 2,680,084 common shares pursuant to a subscription payable to Consultant with a value of $379,494. During the same period, the Company entered into a share subscription agreement with a consultant of the Company for 1,500,000 common shares valued at $30,000.

During the nine-months ended September 30, 2019, Steven Rossi was issued 13,583,397 shares of Worksport, Ltd common stock as approved by the board of directors, due to a conversion of all 1,000,000 shares of his Series A Preferred stock.

During the nine-month ended September 30, 2019 on March 5, 2019, the Company completed a share consolidation of the Company’s issued and outstanding common shares based on six (6) pre-consolidation shares to one (1) post-consolidation share. The Consolidation reduced the number of issued and outstanding common shares of the Company from 147,804,298 pre-Consolidation common shares to approximately 24,634,051 post-Consolidation common shares. While the share consolidation occurred during the year ended December 31, 2019, the Company has accounted for the effects retrospectively as such, the schedules and all references to shares, options and warrants throughout the financial statements have been updated to reflect the number of post-consolidation securities.

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

For the nine-months ended September 30, 2020 and 2019, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regards to the Company’s residual assets. During 2020 and 2019, the Company was authorized to issue 1,100,000 shares of its Series A and Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 299 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock, per share of preferred stock.

9. Earnings per Share

For the nine-months ended September 30, 2020, Earnings per Share (EPS) is $(0.02) (basic and diluted) compared to the EPS for the nine-months ended September 30, 2019 of $0.00 (basic and diluted) using the weighted average number of shares of 50,547,286 (basic and diluted) and 35,236,355 basic and 50,259,078 diluted respectively.

Earnings per Share (EPS) is $(0.01) (basic and diluted) for the three months ended September 30, 2020 compare to the three months ended September 30, 2019 of $0.01 basic and $0.00 diluted using the weighted average number of shares of 57,148,856 (basic and diluted) and 40,639,077 basic and 55,710,518 diluted respectively.

There are 299,000,000 shares authorized, 61,259,391 and 39,906,790 shares issued and outstanding, as at September 30, 2020 and 2019 respectively. As of September 30, 2020 the Company has 7,336,994 shares to be issued. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share”. Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. At September 30, 2020 the Company has 2,250,000 warrants convertible to 2,250,000 common shares and convertible promissory note convertible to 3,448,025 common shares for a total underlying common shares of 5,698,025. At September 30, 2019 there were no underlying common shares.

10. Warrants

During the nine-months ended September 30, 2020 the Company issued 900,000 warrants convertible to 1 common share each with an exercise period of 5 years. The exercise price of the warrants is $0.10 per share (subject to adjustment) and may be exercised on a cashless basis. Refer to Note 4(b).

During the During the nine-months ended September 30, 2020 the Company issued 1,250,000 and 100,000 warrants convertible to 1 common share each exercisable until March 30, 2025 and April 29, 2022 respectively. The exercise price of the warrants are $0.12 and $2 per share.

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$2.00	100,000	1.58	April 29, 2022
$0.10	900,000	4.41	February 25, 2025
$0.12	1,250,000	4.47	March 20, 2025
	2,250,000	4.44

	September 30, 2020		September 30, 2019
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	-	$-	-	$-
Issuance	2,250,000	$0.20	-	$-
Balance, end of period	2,250,000	$0.20	-	$-

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

11. Concentration of Customer Risk

The following table includes the percentage of the Company’s sales to significant customers for the nine-months ended September 30, 2020 and 2019, as well as the balance included in revenue and accounts receivable for each significant customer as at September 30, 2020 and 2019. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales.

	2020		2019
	$	%	$	%
Customer A	88,165	36.7	59,598	2.8
Customer B	n/a	n/a	1,910,430	89

The loss of any of these key customers could have an adverse effect on the Company’s business.

12. Related Party Transactions

During the nine-months ended September 30, 2020 the Company’s CEO and director paid on behalf of the Company’s lease payments and other general expenses of $6,615. During the same period the Company repaid $7,230 to the Company’s CEO and director for a total net transaction of $615. As of September 30, 2020 the Company has $28,023 in related party loan.

13. Contingent Liability

During the nine-months ended September 30, 2020, the Company reached a legal settlement with a supplier in which the Company is obligated to pay $6,037 per month beginning on March 1, 2020 for four months until the settlement amount of $24,148 has been fully paid on June 1, 2020. As of September 30, 2020 the Company has completed all payments.

14. Loan payable

During the nine-months ended September 30, 2020 the Company received a loan of $32,439, $10,000 and $108,000 from a unrelated third party with an interest rate of 10% per annum with a maturity date of December 31, July 22 and August 31, 2021 respectively.

During the nine-months ended September 30, 2020 the Company received $28,397 ($40,000 CDN) interest free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2022 will result in loan forgiveness of 25 percent.

As of September 30, 2020 the Company accrued interest of $2,226.

Worksport Ltd. (formerly Franchise Holdings International, Inc)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

15. Revision of Prior Period Financial Statements

During the review for the nine-months ended September 30, 2020 new information came to light regarding share issuances and an anti-dilution agreement. The share issuances for the three months ended March 31, 2020 were 2,000,000 and 458,834 common shares respectively. The anti-dilution agreement relating to a 2017 share subscription payable agreement was triggered in March 2019 upon the Company’s stock split was also discovered. Please refer to Note 8.

We revised certain prior period financial statements for an immaterial error related to the recognition of the deemed dividend related to down-round features along with the associated shares issuance and professional fees (Note 1). A summary of revisions to our previously reported financial statements presented herein for comparative purposes.

The cumulative effect of the adjustments on all prior periods to Shareholders’ Equity as of June 30, 2019, September 30, 2019, December 30, 2019 and March 31, 2020 reflected below:

	Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative translation	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Payable	Deficit	adjustment	(Deficit)
Balance at June 30, 2019	28,177,966	$2,817	$8,309,293	$(1,577)	$1,853,819	$(10,482,521)	$(23,624)	$(341,792)
Revision	12,719,566	$1,273	$182,509	-	$781,298	$(965,079)	-	-
Balance at June 30, 2019, as revised	40,897,532	$4,090	$8,491,802	$(1,577)	$2,635,117	$(11,447,600)	$(23,624)	$(341,792)

Balance at September, 2019	38,506,721	$3,850	$8,230,982	$(1,577)	$1,606,097	$(10,212,150)	$(46,116)	$(418,915)
Revision	1,400,069	$141	$183,641	-	$781,298	$(965,079)	-	-
Balance at September 30, 2019, as revised	39,906,790	$3,991	$8,414,623	$(1,577)	$2,387,395	$(11,177,230)	$(46,116)	$(418,915)

Balance at December 31, 2019	41,906,790	$4,191	$8,381,231	$(1,577)	$1,511,080	$(10,768,906)	$(8,580)	$(882,561)
Revision	-	-	$261,192	-	$648,315	$(909,507)	-	-
Balance at December 31, 2019, as revised	41,906,790	$4,191	$8,642,423	$(1,577)	$2,159,395	$(11,678,413)	$(8,580)	$(882,561)
				-
Balance at March 31, 2020	46,547,749	$4,655	$9,060,739	$(1,577)	$1,178,608	$(10,961,172)	$(8,580)	$(727,327)
Revision	2,458,834	$246	$731,946	-	$137,315	$(869,507)	-	-
Balance at March 31, 2020, as revised	49,006,583	$4,901	$9,792,685	$(1,577)	$1,315,923	$(11,830,679)	$(8,580)	$(727,327)

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

16. Commitments

During the nine months period ended September 30, 2019 the Company entered into an agreement with a third party to reserve 100,000 common shares for consulting services at $0.0001 per share. As of September 30, 2020, the third party has not exercised the shares.

17. Subsequent Events

The Company has evaluated subsequent events through November 16, 2020 which is the date the financial statements were available to be issued and the following events after September 30, 2020 occurred:

●	On October 7, 2020 the Company issued 2,900,000 common shares from share subscription valued at $145,000
●	On October 7, 2020 the Company issued 2,291,667 common shares from share subscription valued at $275,000
●	On October 23, 2020 the Company reached a settlement agreement with a third party. In accordance with the settlement agreement the third party will release and cancel a reserve of 4,166,666 common shares of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Worksport, Ltd. (formerly Franchise Holdings International, Inc) and its wholly owned subsidiary, Worksport Ltd. for the nine-months ended September 30, 2020 and 2019, and the notes thereto. Additional information relating to Worksport Ltd is available at Worksport.ca.

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

Revenue

For the nine months ended September 30, 2020, revenue generated from the entire line of Worksport products was $223,620, compared to $1,959,027 for the nine months ended September 30, 2019. The year over year decrease of approximately 89% was attributed to the impact of COVID-19.

For the nine months ended September 30, 2020, revenue generated in Canada was $10,990 compared to $74,058 for the same period in 2019, a decrease of 85%. For the three months ended September 30, 2020, the Company had refunds of $935 compared to revenue of $49,410 for the same period in 2019, an decrease of 102%. The rate of exchange between the Canadian Dollar and the United States Dollar during the first nine months of fiscal 2020 fluctuated due to COVID-19; the Canadian Dollar decreasing in value compare to United States Dollar on average by $0.1. As a result, Canadian Dollars sales during the first nine-months ended September 30, 2020 will be on average lower compared to 2019 when converted to United States Dollar for financial statement reporting purposes. For the nine months ended September 30, 2020, gross revenue generated in the United States was $212,630 compared to $1,884,969 for the same period in 2019. This represents a year-over-year decrease in US-sourced revenue of approximately 89%. For the three months ended September 30, 2020, gross revenue generated in the United States was $117,426 compared to $820,643 for the same period in 2019, an decrease of 86%. The decrease in revenue generated in Canada and United States can be attributed to the lockdown and stay-at-home orders due to the COVID-19 pandemic resulting in lower consumer confidence and demand.

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

Cost of Sales

Cost of sales decreased for the first nine months of fiscal 2020, when compared to the first nine months of fiscal 2019, by 88% from $1,473,150 to $180,028. Our cost of sales, as a percentage of sales, was approximately 81% and 75% for nine months ended September 30, 2020 and 2019, respectively. Cost of sales for the three months ended September 30, 2020 were $94,134 compared to $668,516 for the three months ended September 30, 2019. In relation to our cost of sales, as a percentage of sales, was approximately 81% and 77% for the three months ended September 30, 2020 and 2019. The decrease in cost of sales for the three and nine months ended September 30, 2020 was primarily due to significantly lower consumer demand as the COVID-19 pandemic negatively effected the economy.

Within cost of sales, freight costs accounted for 42% of cost of sales during the nine months ended September 30, 2020, whereas in 2019, it accounted for 2% of cost of sales. The increase in the percentage of cost of sales is due to increased shipping expenses due increase demand of international delivery as a result of COVID-19.

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

Gross Margin

Gross margin percentage for the nine month ended September 30, 2020 and 2019 were 19% and 25% respectively. For the three month ended September 30, 2020 and 2019 gross margin percentage were 19% and 23% respectively. The decrease in gross margin reflects the affect COVID-19 had impacted the Company’s freight costs as stated above increasing from 4% to 42%.

Operating Expenses

Operating expenses increased for the nine months ended September 30, 2020 by $137,308 to $671,937 compared to $534,629 for the nine months ended September 30, 2019. For the three months ended September 30, 2020 operating expenses were $392,970 compared to $173,664 for the three months ended September 30, 2019.

●	General and administrative expense decreased by $51,475 from $149,041 to $97,566 during the nine months ended September 30, 2020. For the three months ended September 30, 2020 general and administrative expense decreased by $40,418 from $91,254 to $50,836 compared to the three month ended September 30, 2019. The nine and three months decrease is attributed to reduced general and administrative expenses as a result of COVID-19.
●	The Company also realized a gain on foreign exchange in the amount of $4,845 during the nine months ended September 30, 2020, a decrease of $38,582 when compared to a gain on foreign exchange of $43,427 during the nine months ended September 30, 2019. For the three months ended September 30, 2020 the Company had a loss on foreign exchange of $2,599 compared to a gain on foreign exchange of $22,701 for the three months ended September 30, 2019. The decrease on foreign exchange was the result of the Company’s reduced operations in Canadian Dollars related expenses and sales.
●	Professional fees which include accounting, legal and consulting fees, increased from $366,843 for the nine months ended September 30, 2019 to $509,347 for the nine months ended September 30, 2020. For the three months ended September 30, 2020 and 2019 the Company recognized Professional fees of $280,413 and $92,858 respectively. Professional fees increased for the three and nine months ended September 30, 2020 compare to 2019 was due to the Company’ employing third party consultants to help expand production and sales.

Other Income and Expenses

Other income and expenses for the nine months ended September 30, 2020 was $321,096 compared to an income of $190,901 as at September 30, 2019. A difference of $511,997. For the three months ended September 30, 2020 and 2019 other income and expenses were $234,377 and income of $242,498 respectively. The difference for the three and nine months ended September 30, 2020 and 2019 can be attributed to the Company recognizing a loss on settlement of debt in for $44,274 compare to a gain on settlement of debt $250,778 respectively.

Net Loss

Net loss for the nine months ended September 30, 2020 was $949,441 compared to a net income of $142,149 for the nine months ended September 30, 2019, a change of $1,091,590 or 768%. For the three months ended September 30, 2020 net loss was $604,990 compare to a net income of $270,370 for the three months ended September 30, 2019. The increase in the net loss can be attributed to the decrease in net sales of $753,562 and $1,959,027 when comparing the three and nine months ended September 30, 2019 to 2020 as a result of COVID-19.

Liquidity and Capital Resources

Cash Flow Activities

Cash increased from September 30, 2019 to September 30, 2020 at $178,752 to $467,133, as a result of funds received from financing activities. Increase in accounts receivable at September 30, 2019 to 2020 were $187,706 and $122,606 respectively. The increase in accounts receivable as at September 30, 2020 was due to the lifting of COVID-19 quarantine measures. Other receivable decreased by $22,970 due to funds being received from sales tax refund. Decrease in inventory as at September 30, 2019 and 2020 were $91,038 and $44,423. Decrease in inventory was a result of disruptions to supplier manufacturing from the COVID-19 pandemic. Prepaid expenses decreased by $48,642 as at September 30, 2020 compared to a decrease of $97,737 as at September 30, 2019. The difference was due the Company entering into new consulting and marketing services not yet to fully rendered. Accounts payable and accrued liabilities decreased by $73,201 as at September 30, 2020 compare to September 30, 2019 with an increase of $437,347. The decrease in payables as at September 30, 2020 is due to the Company increasing payment to vendors compare to expenses being incurred.

Investing Activities

During the nine months ended September 30, 2020, the Company advanced a further $8,765 to a US based mobile phone development company.

During the nine months ended September 30, 2020, the Company purchased $7,962 in patents and leasehold improvements.

During the nine months ended September 30, 2019, the Company invested $84,149 in warehouse equipment, product moulds, patents, trademarks, and leasehold improvements.

During the nine months ended September 30, 2019, the Company advanced a further $15,658 to a US based mobile phone development company.

Financing Activities

During the first nine months of fiscal 2020, the Company received $467,500 in convertible promissory note, made repayment of $615 and $16,150 to shareholder loans and convertible promissory note respectively. During the same period the Company received a loan of $150,439 from an unrelated third party and $28,397 ($40,000 CDN) from the Government of Canada. The Company also received $250,000 in share subscription for 4,000,000 common stock.

During the first nine months of fiscal 2019, the Company issued $30,000 in issuance of common stock for cash and repayment of $9,395 of shareholder loans.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2020, the Company did not complete the registration of 4,000,000 common shares as they were unregistered equity securities.

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

WORKSPORT LTD. (FORMERLY FRANCHISE HOLDINGS INTERNATIONAL, INC)

Dated: November 16, 2020	By:	/s/ Steven Rossi
Steven Rossi
Chairman of the Board,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 16, 2020	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer

