Form 10-K
period 2020-12-31
Worksport, Ltd
filed 2021-04-13
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-27631

WORKSPORT LTD.

(Exact name of registrant as specified in its charter)

Nevada	35-2696895
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

414-3120 Rutherford Rd Vaughan, Ontario, Canada	L4K 0B1
(Address of Principal Executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (888) 554-8789

With copies to:

Ross Carmel, Esq.

Philip Magri, Esq.

Carmel, Milazzo & Feil LLP

55 W 39th Street, 18th Floor

New York, NY 10018

Tel: 212-658-0458

Fax: 646-838-1314

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter year that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter year that the registrant was required to submit and post-such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition year for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

As of June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock price for that date was approximately $2,866,282.

As of April 13, 2021, there were the following shares outstanding: Common Stock, $0.0001 par value, 165,052,348.

DOCUMENTS INCORPORATED BY REFERENCE

None

Cautionary Note Regarding Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors. When used in this discussion, words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Cautionary Note Regarding Industry Data

Unless otherwise indicated, information contained in this prospectus concerning our Company, our business, the services we provide and intend to provide, our industry and our general expectations concerning our industry are based on management estimates. Such estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and reflect assumptions made by us based on such data and our knowledge of the industry, which we believe to be reasonable.

Unless the context indicates otherwise, references in this report to the “Company,” “Worksport,” “us,” “we,” “our” or other similar expressions refer to Worksport Ltd. and its subsidiaries.

PART I

Item 1. Business.

General

The Company designs and distributes pickup truck covers called tonneau covers throughout the United States and Canada. Tonneau covers, described below are useful aftermarket accessories that provide security and protection for cargo to personal pickup truck owners.

The public, company, Franchise Holdings International, Inc. (“FNHI”), was incorporated in the state of Nevada on April 2, 2003.

Worksport Ltd. was formed in 2011 in Ontario, Canada (“Worksport Ontario”).

In December 2014, FNHI acquired 100% of the outstanding equity of Worksport Ontario pursuant to which Worksport Ontario became a wholly-owned subsidiary of FNHI. Since acquiring Worksport Ontario, the Company has abandoned all previous business plans and has focused on developing the tonneau business.

In May 2020, FNHI changed its name to Worksport Ltd. The Company’s common stock is currently quoted on the OTCQB under the symbol “WKSP.” All references to “Worksport,” “WKSP,” or “the Company” as used herein refers to the consolidated operations of the Company and Worksport Ontario.

Products

We have developed soft vinyl tonneau covers and hard aluminum tonneau covers. Covers are offered in three or four-panel options. Once installed, our tonneau covers latch against the bed of the truck and fold up against the back window of the truck cab.

Our current products include the SC (Soft Cover) SC3, SC3pro and TC (Tough Cover) TC3 lines.

SC3

The SC3 was Worksport’s first product introduced in 2011 and is fitted with a powder coated lightweight aluminum frame and rear cam latches. The tri-fold cover is ultra-violet (UV) protected vinyl tri-layer material that seals around the truck bed with a rubber gasket designed to protect cargo from moisture and debris.

SC3pro

The SC3pro was introduced in 2012 and has been upgraded from the SC3 to include our patented “Smart Latch” system. The SC3pro offers the same features as the SC3; however, the Smart Latch system allows the operator to open the cover by simply pulling a release cable.

TC3

The TC3 was introduced in 2011 but offers a 14 millimeter thick aluminum tri-cover panel with a honey-comb core coated in a durable black scratch-resistant powder coating. The TC3 is fitted with the same frame as the SC3 and seals and latches the same as the SC3.

Products in Production

Worksport is currently developing the following products:

SC4

The SC4 is estimated to launch in the third quarter of 2021. We believe that this will be the first vinyl wrapped tonneau cover to fold in four sections. This cover will also allow its users full bed access by being foldable upwards toward the rear window of the truck. This cover will be more compact when folded parallel to the back window of the truck which will reduce wind resistance and rear window obstruction.

TC4

The TC4 is currently in the design stage with an estimated to launch in the third quarter of 2021. The TC4 design will fold with four sections, and rotate toward the truck cab’s rear window, allowing full bed access. The cover will have three locking points, with two latching points that are cable operated. The cover will be made using FRP (fiberglass reinforced polymer) panels with a matte black silicate surface, for a durable, matt-black finish.

Like the SC3pro, TC4 will offer cable operated latching system. Options on the TC4 will include expandable cargo division and storage solutions.

TERRAVIS

We are currently developing a two component system called the TerraVis that consists of a solar tonneau cover and portable core battery.

The TerraVis tonneau cover will be the charging component of the TerraVis and is part of a larger proprietary system which uses mono-crystalline high efficiency solar panels, rather than our standard FRP or Aluminum rigid panels. The system will generate up to 1000-watts of low voltage DC current. The power will then be stored in an integrated, scalable Lithium Iron Phosphate (LiFeP04) battery bank, that can expand to over 6 kilowatts (kw) of energy storage. These components all combine to form the property TerraVis System, referenced above. The energy can be stored and inverted to two 2000-watt 110V AC outlets or used to re-charge the vehicle’s onboard battery systems as emergency.

Based on our TC4 design, our TerraVis cover is designed to provide portable power for pickup trucks and add driving range to next-generation EV (Electric Vehicle) pickups by generating solar charge power. While folded over the bed of the truck, the TerraVis cover is designed to charge power banks and portable batteries, turning any truck into a mobile micro-grid power station.

TerraVis will be designed with integrated track systems within the bed of the truck. These tracks can be used for a variety of add-on options such as, chrome trim, tie downs, cargo cleats, textile storage bags, seating, cargo racks, sliding system and others.

The TerraVis COR will be the battery component of TerraVis and will be available to the broader consumer market as a standalone mobile power system for off-grid power. This will be a modular, scalable, portable power system. Chargeable via the TerraVis solar panel tonneau cover, any solar panel, or wall outlet. the TerraVis COR is the battery pack that will produce power from the modular Worksport COR battery packs and provide DC powder to charge mobile devices, as well as invert the power to 2000 watts of A/C power to power job sites, camp sites, or where power may not be conveniently available.

Our sales efforts for our TerraVis System will be focused on the North American markets, for companies such as Rivian, Workhorse, Atlis, Bollinger, Tesla, Hercules, as well as GM and Ford trucks.

Manufacturing

All Worksport products are manufactured in a facility located Meizhou, China according to our specifications, schematics and blueprints. We believe that production at the factory can be increased within 30 days to facilitate volumes up to 10 times the current output without any adverse effects on quality or craftsmanship.

We are currently in the process of establishing manufacturing presence within North America (the United States, Canada and Mexico). Management is hopeful that an agreement can be reached between respective governments and that a new facility can be built sometime in 2021. Management believes that having manufacturing capability in North America will increase quality control and production efficiency.

Intellectual Property

The Company currently holds a broad collection of intellectual property rights relating to certain aspects of its parts and accessories, and services. This includes patents, trademarks, service marks, and other forms of intellectual property rights in the U.S. and various foreign countries. Although the Company believes the ownership of such intellectual property rights is an important factor in its business and that its success does depend in part on such ownership, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.

Patents

Our current intellectual portfolio consists of: four (4) issued U.S. utility and divisional patents, four (4) completed international Patent Cooperation Treaty (“PCT”) patents, one (1) issued Canadian utility and pending divisional patent. We also in the process of preparing five (5) U.S. provisional patent applications and one (1) U.S. design patent application. Our patents and applications relate, among others, to:

●	Storage bag use for a tonneau cover;
●	Tonneau system for use with a pickup truck;
●	Latches and rails for use in tonneau truck covers; and
●	Portable power systems.

Granted U.S. patents will expire between 2032 and 2039, excluding any patent term extensions that might be available following the grant of marketing authorizations. If issued, pending applications would expire in 2041, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations.

All patents issued to our Chief Executive Officer, Steven Rossi, have been assigned to the Company or will be assigned to the Company upon being issued by the USPTO.

Trademarks

The Company has 15 trademarks in various states of pending, registered and allowed in the United States, Canada, China, the United Kingdom and Canada.

Government Regulation

Other than standard business licenses, no permits or regulatory approvals are required to distribute Worksport products to clients in any of the areas in which we operate.

The Market

Our revenue is directly proportional to sales of pickup trucks. The following graph shows sales of specialty equipment retail sales of aftermarket automotive accessories in the United States in billions from 2016, through the third quarter of 2019 and estimates those sales into 2023.

The worldwide COVID-19 pandemic has not critically affected the pickup truck market. In 2020, new vehicle sales were under 15 million, with light trucks accounting for approximately 74% of total sales in the United States.

This current growth trend is fueled by a decade average of strong overall economic performance, including an ongoing decade average decline in unemployment and growth in consumer spending. A strong economy paired with rising consumer confidence suggest that consumers are willing to spend capital on discretionary items, such as specialty automotive parts. While new vehicle sales have leveled off, they still remain at near-record highs—close to 15 million per year. Recently announced tariffs on imported steel, aluminum, etc. and other policy changes could affect the economy and the automotive industry, however, demand continues to remain strong for new pickup trucks in North America.

The Statista Market Outlook suggests that pickup trucks will continue to be the number one selling vehicle in North America. Pickup truck upgrades are the largest sector of the specialty equipment industry, accounting for 27% of total retail dollars (about $12.03 Billion). In the United States alone, there are over 158.6 million registered light trucks. Despite the growth of crossover vehicles (CUV) overall, full-size pickups remain the most common vehicle subtype on the road today. This is likely driven by the continued popularity of domestic half-ton pickups (e.g., Ford F-150, Chevrolet Silverado, Ram 1500) throughout the United States, especially in the U.S. southern states.

While there is increasing interest in electrification by automakers, less than 1% of light vehicles are electrified thus far. This will be the decade where mass adoption takes place. The electric pickup truck market is very promising. Under the push of EV’s worldwide and legal policies in states like California banning non-eco truck sales by 2035, we believe that a sizable amount of customers will be looking to purchase and upgrade to newer trucks. EV pickup truck sales are suggested to grow at a 58% change of annual grown rate (CAGR) between 2020 and 2030.

The top registered make and models of pickup trucks in the United States are shown below.

Top Registered Models

GM Full-Size Pickup	17.6	M
Ford F-Series	15.6	M
Ram Pickup	7.6	M
Toyota Tacoma	3.2	M
Ford Ranger	2.3	M
Chevrolet Silverado 2500	2.1	M
Toyota Tundra	2.0	M

of the roughly 56 million pickups in the United States today, nearly 60% of them are either GM Full-Size or Ford F-Series, and account for almost 12% of all vehicles on the road. The Ram Pickup is third. All three brands are ideal target markets for our products.

2019 New Pickup Truck Sales in the United States by Month (All Models)

With 2019 year-end sales of almost 900,000 units, the Ford F-Series was the best-selling light truck in the United States. The Ford F-Series is a series of full-size pickup trucks, the most popular variant being the F-150. The 14th generation of this model was released in 2020.

After years of recovery in demand for vehicles, U.S. car and light truck sales growth slowed down in 2019, compared with 2018. U.S. light vehicle sales came to around 17 million units in 2019, some 12.2 million of which were light trucks. With the exception of Toyota pickups, light trucks built by U.S.-based automakers continue to be favorites among U.S. vehicle buyers. The Ford F-Series, which has been one of the most popular automobiles with U.S. buyers for years, was ranked as the best-selling light truck in the United States at year-end 2019. The second spot was claimed by Chrysler’s Ram Pickup, followed by GM’s Chevrolet Silverado and the Toyota Tacoma.

https://www.statista.com/statistics/204473/best-selling-trucks-in-the-united-states-from-january-to-october-2011/

Distribution

We distribute our tonneau covers are through wholesalers and online retail channels in Canada and the United States. We will also provide our tonneau covers for private labels and Original Equipment Manufacturers.

The specialty equipment (aftermarket) consists of three major types of customers which include master warehouse distributors, dealers and wholesalers, and retail end consumers. Master warehouse distributors will stock and distribute products to their customers, which are usually local dealers and wholesalers. Dealers and wholesalers are local stores which sell products to some businesses and retail consumers in their area and online. Dealers will purchase most of their products from their local distributor who will deliver to them regularly. Retail end consumers are simply the end users of the products.

The Original Manufacturing Market (OEM) consists of vehicle manufactures with corporate offices and distribution points globally. Specifically, within North America, Worksport’s target customers in OEM markets include but are not limited to:

●	Toyota Motor Co;
●	Lordstown Motors Corp;
●	Rivian;
●	Ford Motor Co;
●	Nissan Motor Co;
●	General Motors; and
●	FCA Automotive (Ram Trucks).

Worksport currently has two OEM partnerships with the electric-truck manufacturers, Hercules Electric Vehicles and Atlis Motor Vehicles. These partnerships are currently in the development stage whereby we intend to work with these companies to explore integrating our TerraVis solar tonneau cover with Hercules and Atlis’ EV pickup truck models.

Competition

In our estimation, for many years, consumers looking to purchase tonneau covers have had a limited amount of options available to them and mostly consisted of:

1.	Soft Folding & Roll-up covers (Vinyl covers);
2.	Solid one piece caps and lids (Plastic & Fiberglass);
3.	Retractable Covers (Plastic & Aluminum); and
4.	Hard Folding & Standing Covers (Aluminum and FRP).

Solid one piece covers and retractable covers are the least desirable because of their limited functionality and overall cost. We believe that consumers want a less cumbersome tonneau cover with high functionality and at a lower cost.

That is why the most popular covers in today’s market are soft and hard folding/rolling tonneau covers and the biggest growth opportunity in the tonneau cover market is the aggressively priced hard folding tonneau cover market niche.

Our largest competitor is Truck Hero which has acquired upwards of 13 independent tonneau cover brands in North America. Truck Hero’s products directly compete with our products.

Our second largest competitor is Truck Accessory Group (TAG), however, TAG’s products do not directly compete with those of ours.

We believe that by being independent, aggressively priced, innovative, and operationally sound, we will be able to grow revenues with minimal sales effort while continuing to develop our relationships with our larger clients.

Furthermore, we believe our Company is currently the only independent Business-to-Business (B2B) producer of tonneau covers in the United States and Canada that does not sell directly to customers (B2C). Worksport believes that we can expand our current customer base throughout our current and future markets and is evaluating entering various B2C channels to boost sales of new products.

Our business plan moving forward is to sell our products to the 60,000 existing auto parts retailers throughout the United States. Our products are currently being distributed to 17,000 of these stores.

The Company also plans to eventually expand to other markets outside the United States and Canada. We intend to generate revenue in new markets from the automotive specialty equipment markets and global Original Equipment Manufacturers.

Our goal is to become the leader in the tonneau cover market through innovation. Our main objective is to design and engineer our products to better suit today’s new, dynamic, and innovative models of light trucks and electric trucks with TerraVis.

Employees

We currently employ four full-time employees inclusive of our Chief Executive Officer. We intend to hire additional employees as operations grow. We rely on independent contractors for additional labor as needed.

Executive Offices

Our principal executive offices and warehouse is located at 3120 Rutherford Road, Suite 414, Vaughan, Ontario, Canada L4K 0B2.

We lease this 3,600 square foot space at a price of $2,222 per month that commenced August 1, 2019 and ends July 31, 2022.

Our main telephone number is (888) 554-8789. Our main website is www.worksport.com, the contents of which are not incorporated by reference into this report.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item. However, our activities are subject to significant risks and uncertainties including failure to secure funding to properly fund our business plan.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

See Item1. Business.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is quoted on the OTCQB under the symbol “WKSP.”

The table below sets forth the high and low closing prices of our common stock during the two most recent fiscal years. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal Year Ended December 31,
	2020		2019
	High	Low	High	Low
First Quarter	$0.563	$0.026	$2.000	$0.006
Second Quarter	$0.130	$0.050	$0.300	$0.055
Third Quarter	$0.480	$0.060	$0.130	$0.071
Fourth Quarter	$0.166	$0.145	$0.115	$0.044

The closing price of our common stock as reported on April 13, 2021 was $0.30 per share.

Holders

As of April 13, 2021, we had approximately 232 holders of record of our common stock and we had 163,074,698 shares of common stock outstanding.

Transfer Agent

Our transfer agent is EQ by Equiniti located at is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303) 282-4800.

Dividend Policy

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our Board of Directors.

Equity Incentive Plan

We adopted an equity incentive plan on June 5, 2015 (the “Plan”). The Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board administers the Plan. Up to 100,000,000 shares may be issued under the Plan. No other stock options or similar instruments have been granted to any of our officers or directors pursuant to the Plan.

Unregistered Sales of Equity Securities

During the nine-months ended September 30, 2020 the Company issued 2,413,022 shares of common stock at $0.07 per share for $168,910 for consulting services.

During the nine-months ended September 30, 2020, the Company issued 2,520,434 shares of common stock pursuant to the conversion of the convertible promissory note with a value of $226,839.

During the nine-months ended September 30, 2020, the Company entered into a share subscription agreement with a consultant of the Company for 4,000,000 shares of common stock valued at $250,000.

During the nine-months ended September 30, 2020 the Company issued 1,333,333 and 240,000 shares of common stock at $0.09 and $0.07 per share for $120,000 and $16,800, respectively, for prepaid advertising services.

During the nine-months ended September 30, 2020 the Company entered into a share subscription agreement with a consultant of the Company for 4,000,000 shares of common stock valued at $125,000 for prepaid consulting services. As of September 30, 2020, the Company issued 2,150,000 shares with a value of $67,188.

During the nine-months ended September 30, 2020, the Company issued a consultant 5,686,978 shares of common stock of subscription payable with a value of $648,147.

During the nine-months ended September 30, 2020, the Company issued 458,834 shares of common stock pursuant to a subscription payable with a value of $55,000.

During the nine-months ended September 30, 2020, the Company issued 450,000 shares in connection with the issuance of convertible promissory note at $0.27 per share.

During the nine-months ended September 30, 2020, the Company entered into a settlement to fulfill a debt purchase agreement entered in 2017 for 4,100,000 shares valued at $856,080. As of September 30, 2020, the Company has issued 4,100,000 shares.

During the nine-months ended September 30, 2020, Steven Rossi (the Company’s CEO) was issued 1,000 Series A Preferred Shares at $0.09 per share. The Series A Preferred Shares are entitled to 51% of the voting power of the Corporation.

On October 7, 2020, the Company issued 2,900,000 shares of common stock for $145,000.

On October 7, 2020, the Company issued 2,291,667 shares of common stock for $275,000.

During the year ended December 31, 2020, the Company completed two unregistered sales of equity securities, all pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act. The Company raised an aggregate of $250,000 in exchange for 4,000,000 shares of shares of common stock.

The shares of common stock described above were not registered under the Securities Act of 1933 and are restricted securities. The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with the issuance of these shares. The persons who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid to any person in connection with the issuance of these shares.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors. When used in this discussion, words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations

Revenue

For the year ended December 31, 2020, total revenues were $346,144, compared to $1,926,405 for the year ended December 31, 2019. Total revenues decreased by approximately 82% due to the COVID-19 pandemic and the loss of a significant customer during the year ended December 31, 2020.

As a result of the COVID-19 pandemic, factory output decreased, shipping costs increased and the ability to distribute products to dealers, wholesalers and retailers was constrained due to labor shortages.

For the year ended December 31, 2020 total revenues generated in Canada decreased 56% from $65,842 USD to $28,917 USD for the same period in 2019. For the year ended December 31, 2020, total revenue generated in the United States decreased 83% from $1,860,563 USD to $317,227 for the same period in 2019.

For the year ended December 31, 2020, online revenues of increased from $174,793 in 2019 to $337,053, an increase of 93%. Online revenue accounted for 90% of total revenue for the year ended December 31, 2020 compared to 8% for the year ended December 31, 2019.

For the year ended December 31, 2020, revenues based on distributors decreased from $64,610 in 2019 to $29,699.

For the year ended December 31, 2020, private label revenues decreased from $1,912,40 to $0.

Worksport currently works with a total of nine dealers and distributors, however, given current market conditions Worksport plans to focus on online sales during 2021. Management believes that increasing sales through online retailers will continue to outpace the traditional distribution business model during 2021. Management further believes that online retailer’s customers tend to provide larger sales volumes, greater profit margins and greater protection against price erosion.

Cost of Sales

For the year ended December 31, 2020 total cost of sales decreased by 82% from $1,687,857 to $298,996 for the year ended December 31, 2019. The decrease in cost of sales directly relates to the decrease in revenues generated.

Cost of sales, as a percentage of sales, was approximately 82% and 88% for the years ended December 31, 2020 and 2019, respectively. The decrease in percentage of sales resulted in a gross margin increase from 12% for the years ended December 31, 2019 to 14% for the year ended December 31, 2020. This increase in gross margin is related to the fluctuation in foreign exchange rates between the Canadian Dollar and the United States dollars for purposes of financial reporting as well as the decrease in the overall cost of goods sold, especially associated with warehousing and fulfillment.

Shipping and freight costs accounted for 28% of total cost of sales during the year ended December 31, 2020, compared to 3% in 2019. This increase is primarily attributed to an increase in international shipping expense.

Worksport provides its distributors and online retailers an “all-in” wholesale price. This includes any import duty charges, taxes and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous United Sates or from the United States to Canada. Volume discounts are also offered to certain higher volume customers. Worksport also offers a “dock price” or “pickup program,” where certain distributors or retailers are able to pick up product directly from one of Worksport’s stocking warehouses.

Operating Expenses

For the year ended December 31, 2020 general and administrative expenses were $201,929 compared to $238,841 for the year ended December 31, 2019.

Material changes in general and administrative expenses consisted of the following:

●	Wages decreased from $72,081 for the year ended December 31, 2019 compared to $66,182 for the year ended December 31, 2020.
●	General expenses decreased from $127,396 for the year ended December 31, 2019 compared to $108,197 for the year ended December 31, 2020. The decrease was due to a decrease in the Company’s operations as a result of COVID-19.
●	Shipping and freight charges decreased by 35% or $9,312 to $17,329 for the year ended December 31, 2020 compared to $26,641 year ended December 31, 2019. The decrease was a result of decreased Company operations due to COVID-19 resulting in decrease shipping cost being incurred.
●	Professional fees which include accounting, legal fees, consulting fees, and listing and filing fees, increased from $515,279 for the year ended December 31, 2019 to $679,654 for the year ended December 31, 2020–an increase of 32%. Accounting and audit fees decreased by 33% from $173,434 in 2019 to $115,957in 2020. Consulting fees increased by 194% or from $260,556 in 2019 to $394,864 2020. Legal fees decreased from $124,373 in 2019 to $104,648 in 2020.

Other Income and Expenses

During the year ended December 31, 2020 a convertible promissory note was converted into 2,520,434 shares of common stock at $0.09 per share for $226,839. The original value of the convertible promissory note converted was $182,565 as a result of the conversion the Company recognized a loss of $44,274 on settlement of debt.

During the year ended December 31, 2020, the Company reached a legal settlement agreement with an investor. In accordance with the settlement agreement, 4,166,667 post-stock split (25,000,000 pre-stock split), reserved shares were released and returned to the Company. This transaction resulted in a gain on debt settlement of $229,142.

During the year ended December 31, 2019, the Company reached a legal settlement agreement (the “unwinding”) with an individual investor to dissolve the Debt Settlement and Mutual Release Agreement entered into on January 12, 2018. In accordance with the settlement agreement, 19,055,551 pre-stock split, reserved shares were released and returned to the Company. In addition, 5,944,449 pre-stock split (990,742 post-stock split) shares already issued were returned to the Company’s treasury, and cancelled, reducing the companies issued and outstanding shares accordingly. This transaction resulted in a gain on debt settlement of $250,778. The Company closed the unwinding in August 2019.

Net Loss

Net loss for the year ended December 31, 2020 was $1,187,620 compared to a net loss of $359,034 for the year ended December 31, 2019 which is a of 231% increase in net loss when compared year over year. The increase in net loss was a result of the following:

●	Increase in operating expenses from $776,398 for 2019 to $1,033,387 for 2020. An increase of $256,989 or 33%.
●	Decrease in gross profit from $238,548 for 2019 to $47,148 for 2020. A decrease of $191,400 or 80%.

Liquidity and Capital Resources

At December 31, 2020, we had $1,107,812 in cash and cash equivalents. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities

Since the Company’s acquisition of Worksport in fiscal 2014, it has never generated a profit.

The Company had an accumulated deficit of $12,866,033 as of December 31, 2020. During the year ended December 31, 2020, the Company completed a Reg-A offering in which $1,107,812 was raised.

During the year ended December 31, 2020, the Company completed two private offerings of equity securities, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act in which an aggregate of $250,000 was raised.

Cash increased from $11,993 at December 31, 2019 to $1,107,812 at December 31, 2020, an increase of $1,095,818 or 9,137%. The increase in cash was primarily due to funds raised from the Company’s public Reg-A offering.

As of December 31, 2020, the Company had cash and cash equivalents of $1,107,812 and a working capital deficiency of $33,289. Net cash used by operating activities for the year ended December 31, 2020 was $726,304, compared to cash used in operations for the year ended December 31, 2019 of $2,157. The primary difference was due to the Company’s Net Loss as a result of operating expenses and interest expense.

Net cash used in investing activities for the year ended December 31, 2020 was $16,727 compared to $124,048 during the same period in 2019. The decrease in investing activities was primarily attributable to a significant decrease in the purchase of property and equipment.

Net cash provided by financing activities was $1,838,850 for the year ended December 31, 2020 compared to $117,841 for the year ended December 31, 2019. The increase in net cash provided by financing activities was primarily due to the Company’s Reg-A offering and private offerings.

In January and February 2021, in connection with the Company’s Reg-A public offering, the Company raised approximately $3,000,000 in additional capital.

During February 2021, approximately 12,000,000 warrants were exercised at $0.20 per warrant for an approximate value of $2,400,000.

Subsequent to year ended December 31, 2020, the Company raised approximately $900,000 in connection with a private offering of its common stock.

During 2021, the Company intends to introduce several new tonneau covers as well as the TerraVis system. The Company anticipates that the introduction of these new products will improve the Company’s financial position.

Based on the Company’s future operating plans, existing cash of $1,107,812, additional funds of approximately $6,300,000 raised subsequent to the year ended December 31, 2020; management believes that the Company has sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with any party.

COVID-19

The recent outbreak of the novel coronavirus, specifically identified as “COVID-19,” has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or mining production activities or the ore and mining industry or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The management and Board of the Company is constantly monitoring this situation to minimize potential losses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Worksport Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Worksport, LTD (the Company) as of December 31, 2020 and 2019, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of m000aterial misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters (CAM) communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Promissory Note

As discussed in Note 8 to the financial statements, the Company entered into a secured convertible promissory note which included an original issue discount and is convertible at a set price which was lower than market on the date of issuance. The promissory note was issued with warrants. The Company accounted for the conversion feature as a beneficial conversion feature. A discount was recorded for the beneficial conversion feature and the relative value of the warrants after considering the original issue discount.

We identified the conversion feature as a critical audit matter because accounting for such features is complex and requires management to consider alternative reporting models. Convertible debt also requires management to complete complex calculations and include significant disclosures in their notes to the financial statements. These matters involve a large degree of expertise and judgment on the part of management. In turn, it required us to use significant effort and judgment.

/s/ Haynie & Company

Salt Lake City, Utah

April 13, 2021

We have served as the Company’s auditor since 2016.

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Consolidated Balance Sheets

December 31, 2020 and 2019

	2020	2019
Assets
Current Assets
Cash and cash equivalents	$1,107,812	$11,993
Accounts receivable net	122,787	2,974
Other receivable	167,836	64,821
Inventory (Note 4)	40,803	113,156
Prepaid expenses and deposits	245,526	60,741
Total Current Assets	1,684,764	253,685
Investment (Note 18)	24,423	15,658
Property and Equipment, net (Note 5)	91,511	94,695
Right-of-use asset, net (Note 19)	38,506	60,125
Intangible Assets, net (Note 6)	62,948	57,145
Total Assets	$1,902,152	$481,308
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$971,667	$969,321
Payroll taxes payable	48,216	36,844
Related party loan (Note 10)	23,393	28,638
Promissory notes payable (Note 7)	367,058	267,881
Convertible promissory note, net (Note 8)	98,982	-
Loan payable (Note 20)	184,854	-
Current lease liability (Note 19)	23,883	22,000
Total Current Liabilities	1,718,053	1,324,684
Long Term–Lease Liability (Note 19)	14,624	39,185
Total Liabilities	1,732,677	1,363,869

Stockholders’ Equity (Deficit)
Series A & B Preferred Stock, $0.0001 par value, 1,100,000 shares authorized, 1,000 Series A and 0 Series B issued and outstanding, respectively (Note 9)	1	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 76,412,359 and 41,906,790 shares issued and outstanding, respectively (Note 9)	7,640	4,191
Additional paid-in capital	12,658,596	8,642,423
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	379,428	2,159,395
Accumulated deficit	(12,866,033)	(11,678,413)
Cumulative translation adjustment	(8,580)	(8,580)
Total Stockholders’ Equity (Deficit)	169,475	(882,561)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,902,152	$481,308

The accompanying notes form an integral part of these consolidated financial statements.

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Consolidated Statements of Operations and Comprehensive Loss

December 31, 2020 and 2019

	2020	2019

Net Sales	$346,144	$1,926,405
Cost of Goods Sold	298,996	1,687,857
Gross Profit	47,148	238,548

Operating Expenses
General and administrative	201,929	238,841
Sales and marketing	148,008	50,159
Professional fees	679,654	515,279
Loss (gain) on foreign exchange	3,796	(27,881)
Total operating expenses	1,033,387	776,398
Loss from operations	(986,239)	(537,851)

Other Income (Expense)
Interest expense (Note 8)	(386,249)	(71,961)
Gain (loss) on settlement of debt	184,868	250,778
Total other (expense)	(201,381)	178,817

Net Loss	(1,187,620)	(359,034)

Other Comprehensive Loss
Foreign currency translation adjustment	-	(4,967)
Comprehensive Loss	$(1,187,620)	$(364,001)

Loss per Share (basic and diluted)	$(0.02)	$(0.01)
Weighted Average Number of Shares (basic and diluted)	54,690,611	36,824,519

The accompanying notes form an integral part of these consolidated financial statements

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Consolidated Statements of Stockholders’ Deficit

December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2019	1,000,000	$10,000	24,634,051	$2,463	$8,103,934	$(1,577)	$2,019,532	$(10,354,299)	$(3,613)	$(223,560)
Issuance of share subscriptions payable	-	-	4,680,084	469	607,026	-	(607,495)	-	-	-
Deemed dividend related to down-round features	-	-	-	-	-	-	965,079	(965,079)	-	-
Return and Cancellation of shares	-	-	(990,742)	(99)	(77,179)	-	(247,722)	-	-	(325,000)
Issuance for settlement of payables	-	-	-	-	-	-	30,000	-	-	30,000
Conversion of Preferred Stock	(1,000,000)	(10,000)	13,583,397	1,358	8,642	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(359,034)	-	(359,034)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(4,967)	(4,967)
Balance at December 31, 2019	-	-	41,906,790	$4,191	$8,642,423	$(1,577)	$2,159,395	$(11,678,413)	$(8,580)	$(882,561)
Issuance for services	-	-	2,413,022	240	168,670	-	-	-	-	168,910
Issuance for prepaid services and subscriptions payable	-	-	3,723,333	372	203,616	-	241,559	-	-	445,547
Issuance from subscriptions payable	-	-	15,437,479	1,544	1,977,683	-	(1,729,227)	-	-	250,000
Issuance of shares from Reg-A	-	-	9,961,301	996	997,974	-	32,701	-	-	1,031,670
Share issuance cost	-	-	-	-	(55,004)	-	-	-	-	(55,004)
Cancellation of reserved shares	-	-	-	-	-	-	(325,000)	-	-	(325,000)
Warrants issuance for services	-	-	-	-	29,103	-	-	-	-	29,103
Conversion of convertible promissory note to shares (Note 8 and 22)	-	-	2,520,434	252	226,587	-	-	-	-	226,839
Warrants issuance in connection to convertible promissory note (Note 8 and 22)	-	-	-	-	344,110	-	-	-	-	344,110
Share issuance in connection to convertible promissory note (Note 8)	-	-	450,000	45	123,345	-	-	-	-	123,390
Issuance of Preferred Stock	1,000	1	-	-	89	-	-	-	-	90
Net loss	-	-	-	-	-	-	-	(1,187,620)	-	(1,187,620)
Balance at December 31, 2020	1,000	$1	76,412,359	$7,640	$12,658,596	$(1,577)	$379,428	$(12,866,033)	$(8,580)	$169,475

The accompanying notes form an integral part of these consolidated financial statements

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Consolidated Statements of Cash Flows

December 31, 2020 and 2019

	2020	2019
Operating Activities
Net Loss	$(1,187,620)	$(359,034)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of prepaid services paid by shares issuance	234,064	-
Shares and warrants issued for services	181,602	-
Loss on impairment	-	54,292
Depreciation and amortization	26,962	11,438
Interest on lease liability	5,039	2,706
Wages and salaries	43,709	-
Accrued interest	58,397	-
Amortization on OID interest	297,697	-
Gain on settlement of debt	(184,868)	(250,778)
	(525,020)	(541,376)
Changes in operating assets and liabilities (Note 13)	(201,284)	539,220
Net cash used in operating activities	(726,304)	(2,157)

Cash Flows from Investing Activities
Repayment of lease liability	-	(10,037)
Purchase of investment (Note 18)	(8,765)	(15,658)
Purchase of property and equipment	(7,962)	(98,353)
Net cash used in investing activities	(16,727)	(124,048)

Financing Activities
Proceeds from issuance of stock for cash	1,007,617	30,000
Proceeds from share subscriptions	250,000	-
Proceeds from loan payable	178,836	88,120
Proceeds from promissory notes	467,500	-
Stockholder Assumption of Debt	(48,953)	19,266
Repayments on promissory notes (Note 8)	(16,150)	(19,544)
Net cash provided by financing activities	1,838,850	117,841
Effects of Foreign Currency Translation	-	(4,967)
Change in cash	1,095,819	(13,330)
Cash and cash equivalents–beginning of year	11,993	25,323
Cash and cash equivalents end of year	$1,107,812	$11,993
Supplemental disclosure of cash flow information:
Interest paid	$11,100	$8,113
Supplemental Disclosure of non-cash investing and financing Activities
Share cancellation	$-	$(77,179)
Shares issued to service providers	$372,990	$-
Conversion of preferred stock to common stock	$-	$8,642
Shares issued for share subscriptions payable	$2,046,415	$290,540
Recognition of operating lease right of use asset and liability	$-	$68,517
Conversion of convertible promissory note to common stock	$226,839	$-
Convertible promissory note–equity discount	$467,500	$-
Convertible promissory note–original issue discount	$41,537	$-

The accompanying notes form an integral part of these consolidated financial statements.

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

1. Nature of Operations and Reverse Acquisition Transaction

Worksport Ltd. (the “Company”) was incorporated in the state of Nevada on April 2, 2003. During the year ended December 31, 2014, the Company completed a reverse acquisition transaction (the “Reverse Acquisition”) with TruXmart Ltd. (“TruXmart”). On May 2, 2018, Truxmart legally changed its name to Worksport Ltd. (“Worksport”). Worksport designs and distributes truck tonneau covers in Canada and the United States.

2. Basis of Presentation and Business Condition

a) Statement of Compliance

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as issued by the Financial Accounting Standards Board (“FASB”).

b) Basis of Measurement

The Company’s financial statements have been prepared on the accrual basis.

c) Consolidation

The Company’s consolidated financial statements consolidate the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions, balances and unrealized gains or losses from intercompany transactions have been eliminated upon consolidation.

d) Functional and Presentation Currency

Effective January 1, 2020, the Company changed the functional currency of its subsidiary to United States dollars given the increasing prevalence of U.S. dollar-denominated activities of the subsidiary over time. The change in functional currency from Canadian dollars to United States dollars is accounted for prospectively from January 1, 2020. The subsidiary’s balance sheet was converted from Canadian dollars to United States dollars using the year ended December 31, 2019 United States dollar balance as the opening for January 1, 2020 in accordance with Accounting Standards Codification (ASC) 830. These financial statements are presented in United States dollars. The functional and presentation currency of the Company and its subsidiary is the United States dollar. As a result of the change in functional currency the Company recognized a loss on foreign exchange of $29,940.

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

f) Business condition

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

As of December 31, 2020, the Company had working capital deficiency of $33,289 and an accumulated deficit of $12,866,033. As of December 31, 2020, the Company had cash and cash equivalents of $1,107,812. Based on its current operating plans, the Company believes it has sufficient level of funding for anticipated operations, capital expenditures and debt repayments for a period of at least 12 months from the issuance date of this annual report.

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

During the year ended December 31, 2020 and subsequent to the year ended the Company through its Reg-A public offering, private placement offering, and exercises of warrants had raised in aggregate of approximately $7,400,000. In addition, as of April 2021 the Company has approximately 45,840,121 warrants exercisable at $0.20 per warrant compare to an average share price of approximately $0.40 per share, anticipating additional warrant exercises.

Subsequent to year ended December 31, 2020 the Company intents to introduce several new tonneau covers most significant of which is the TerraVis. TerraVis is a solar cover tonneau cover will give pickup truck owners rechargeable portable power and add range to upcoming EV pickup trucks. The Company anticipates that the introduction of these new products will sufficiently improve the Company’s financial position.

Based on the Company’s future operating plans, existing cash of $1,107,812, additional funds of approximately $6,300,000 raised subsequent to year ended, combined with possible warrants exercises of approximately $9,100,000; management believes the Company have sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

g) Reclassification

Certain comparative figures have been reclassified to conform to the current period’s presentation.

h) Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements, we identified an immaterial error related to the recognition of a deemed dividend related to down-round features along with the associated shares issuance and professional fees in the annual periods in fiscal 2019 and first quarter of 2020. In accordance with SAB (Staff Accounting Bulletins) Topic 1.M, “Materiality,” and SAB (Staff Accounting Bulletins) Topic 1.N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations and equity fiscal and interim periods of 2019 and 2020. Accordingly, we have revised previously reported financial information for such immaterial error, as previously disclosed in our Annual Report on Form 10-K for the fiscal year 2019. A summary of revisions to certain previously reported financial information presented herein for comparative purposes is included in note 23.

3. Significant Accounting Policies

Cash and Cash Equivalents–Cash and cash equivalents includes cash on account and demand deposits with maturities of three months or less.

Receivables–Trade accounts receivable are stated at the amount the Company expects to collect. Receivables are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances may be required.

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review or accounts receivable at the end of each period. As at December 31, 2020 and 2019, the Company had no allowance for doubtful accounts.

Inventory–Inventory is stated at the lower of cost or net realizable value, with cost being determined by a weighted average basis. Cost includes the cost of materials plus direct labor applied to the product.

Warranties–The Company offers limited warranties against defective products. Customers who are not satisfied with their purchase may attempt to have their purchases reimbursed outside past the warranty period. For the years ending December 31, 2020 and 2019, the Company incurred warranty expenses of $0 and $2,106.

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

 3. Significant Accounting Policies (continued)

Revenue Recognition–Beginning after December 15, 2018, for public entities reporting Revenue from Contracts with Customers, ASC 606, a new accounting standard for revenue recognition was issued. Sales are recognized when products are shipped, with no right of return but reimbursement maybe offered for defective products and the title and risk of loss has passed to unaffiliated customers or when they are delivered based on the terms of the sale, there is an identifiable contract with a customer with defined performance obligations, the transaction price is determinable and the entity has fulfilled its performance obligation. Revenue related to shipping and handling costs billed to customers is included in net sales and the related shipping and handling costs are included in cost of products sold. These standards have had no effect on the reported consolidated financial statements.

Property and Equipment–Capital assets are recorded at cost and are amortized using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 years
Computers	3 years
Patents	25 years
Leasehold improvements	15 years

As at December 31, 2020, the Company does not take depreciation for the following items: product molds, trademarks and the website.

Income Taxes–Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income, and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB ASC 740. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

3. Significant Accounting Policies (continued)

Foreign Currency Translation–Transactions denominated in foreign currencies are initially recorded in the functional currency using exchange rates in effect at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using at the historical exchange rates in effect at the dates of the transactions. All exchange gains and losses are included in the statement of operations and comprehensive loss.

Financial Instruments–Financial Accounting Standards Board’s (FASB) ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and stockholder loan, approximates their fair values because of the short-term maturities of these instruments.

Measurement–The Company initially measures its financial instrument at fair value, except for certain non-arm’s length transactions. The Company subsequently measures all its financial assets and financial liabilities at amortized cost, except for investments in equity instruments that are quoted in an active market, which are measured at fair value. Changes in fair value are recognized in earnings for the period in which they occur.

Financial assets measured at amortized cost include cash and cash equivalents, accounts receivable, related party receivable, other receivables and share subscriptions receivable. Financial liabilities measured at amortized cost include accounts payable and accrued liabilities, and promissory note payable.

Related Party Transactions–All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

Intangible Assets and Impairment–Patents and other intangibles are amortized using the straight-line method over their estimated useful lives. Intangible assets, such as trademarks with indefinite live are not amortized. Intangible assets are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2020 and 2019, the Company had no impairment losses related to intangible assets.

Lease Accounting–On January 1, 2019, the Company adopted the new accounting standards ASC 842 that requires lessees to recognize operating leases on the balance sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Expanded disclosures about the nature and terms of lease agreements are required prospectively and are included in Note 19. Upon adoption, the Company also recognized right-of-use assets and lease liabilities of $68,516.

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The new guidance eliminates two of the three models in ASC 470-20, which required entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-15 will be accounted for separately. In addition, the amendments in ASU 2020-06 eliminates some of the requirements in ASC 815-40 related to equity classification. The amendments in ASU 2020-06 further revised the guidance in ASC 260, Earnings Per Share (“EPS”), to address how convertible instruments are accounted for in calculating diluted EPS and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The new standard is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within these fiscal years, with early adoption permitted. Management is currently evaluating the impact the adoption of this new guidance will have on its consolidated financial statements and does not anticipate a material impact.

4. Inventory

Inventory consists of the following at December 31, 2020 and 2019:

	2020	2019
Finished goods	$32,358	$104,868
Promotional items	552	552
Raw materials	7,893	7,737
	$40,803	$113,156
Prepaid inventory	$-	$50,000

During the year ended December 31, 2019, the Company recognized a loss on impairment of inventory $54,292.

5. Property and Equipment

Major classes of property and equipment at December 31, 2020 and 2019 are as follows:

	2020
	Equipment	Product molds	Computers	Leasehold Improvements	Total
Cost
Balance–January 1, 2020	$10,047	$65,708	$1,162	$23,371	$102,288
Additions	-	-	-	-	-
Balance–December 31, 2020	$10,047	$65,708	$1,162	$23,371	$100,288

Accumulated Depreciation
Balance–January 1, 2020	$(3,785)	$-	$(1,162)	$(646)	$(5,593)
Additions	(1,626)	-	-	(1,558)	(3,184)
Balance–December 31, 2020	$(5,410)	$-	$(1,162)	$(2,204)	$(8,777)

Net amount as at December 31, 2020	$4,636	$65,708	$-	$21,167	$91,511

	2019
	Equipment	Product molds	Computers	Leasehold Improvements	Total
Cost
Balance–January 1, 2019	$8,850	$37,243	$1,162	$-	$47,255
Additions	1,197	28,465	-	23,371	53,033
Balance–December 31, 2019	$10,047	$65,708	$1,162	$23,371	100,288

Accumulated Depreciation
Balance–January 1, 2019	$(2,254)	$-	$(1,141)	$-	$(3,395)
Additions	(1,531)	-	(21)	(646)	(2,198)
Balance–December 31, 2019	$(3,785)	$-	$(1,162)	$(646)	$(5,593)

Net amount as at December 31, 2019	$6,262	$65,708	$-	$22,725	$94,695

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

During the years ended December 31, 2020 and 2019, the Company recognized depreciation expense of $3,184 and $2,198, respectively. All current property and equipment, as well as any future purchases of property and equipment have been pledged as security for the notes payable disclosed in Notes 7 and 8.

6. Intangible Assets

Intangible assets consist of costs incurred to establish the Worksport Tri-Fold and Smart Fold patent technology, Worksport trademarks, as well as the Company’s website. The patent was issued in 2014 and 2019. The patent will be amortized on a straight-line basis over its useful life of 25 years. The Company’s trademark and website are reassessed every year for amortization/impairment; the Company has determined that amortization/impairment is not necessary for the current year ended December 31, 2020. The change in intangible assets for the years ending December 31, 2020 and 2019 are as follows:

	2020
	Patent	Website	Trademarks	Total
Cost
Balance–January 1, 2020	$51,250	$3,500	$4,644	$59,394
Additions	7,456	-	506	7,962
Balance–December 31, 2020	$58,706	$3,500	$5,150	$67,356

Accumulated Depreciation
Balance–January 1, 2020	$(2,249)	$-	$-	$(2,249)
Additions	(2,159)	-	-	(2,159)
Balance–December 31, 2020	$(4,408)	$-	$-	$(4,408)

Net amount as at December 31, 2020	$54,298	$3,500	$5,150	$62,948

	2019
	Patent	Website	Trademarks	Total
Cost
Balance–January 1, 2019	$10,574	$3,500	$-	$14,074
Additions	40,676	-	4,644	45,320
Balance–December 31, 2019	$51,250	$3,500	$4,644	$59,394

Accumulated Depreciation
Balance–January 1, 2019	$(1,401)	$-	$-	$(1,401)
Additions	(848)	-	-	(848)
Balance–December 31, 2019	$(2,249)	$-	$-	$(2,249)

Net amount as at December 31, 2019	$49,001	$3,500	$4,644	$57,145

Amortization of the patent over the next five years and beyond December 31, 2020 is as follows:

2021	$2,160
2022	$2,160
2023	$2,160
2024	$2,160
2025	$2,160
2026 and later	$38,201

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

7. Promissory Notes

The following tables shows the balance of the notes payable as of December 31, 2020 and 2019:

Balance as at December 31, 2018	$287,425
Payment	(19,544)
Balance as at December 31, 2019	$267,881
Reclassification	99,177
Balance as at December 31, 2020	$367,058

During the year ended December 30, 2020, the Company reclassified $88,120 from accounts payable to promissory notes. The terms of the note is under negotiation and is currently due on demand.

During the year ended December 30, 2020, the Company reclassified a debit balance of $11,058 from notes payable to other receivable.

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $73,452 ($123,231 Canadian dollars), respectively. During the year ended December 31, 2018, the Company issued two additions to the original unsecured promissory note of July 2016, totaling $22,639 ($30,884 Canadian dollars). The secured promissory note bears interest at a rate of 18% per annum. The payment terms of the original note including these additions are due upon completion of going public on the Canadian Securities Exchange, with no change in interest rate. The secured promissory note is secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of the secured promissory notes to be due on April 1, 2021. As at December 31, 2020, principal balance owing was $96,091 ($123,231 Canadian dollars) (2019–$96,091 ($123,231 Canadian dollars)). As of December 31, 2020, the accrued interest on this note payable was $48,770 ($64,102 Canadian dollars) (2019–$32,277 ($41,921 Canadian dollars)) included in accounts payable and accrued liabilities. As of December 31, 2020, the Company and the secured promissory note holder are in dispute.

During the year ended December 31, 2016, the Company issued secured promissory notes in the amount of $79,000. The secured promissory notes bears interest at a rate of 18% per annum, payable monthly. The secured promissory notes are secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of all secured promissory notes to be due on April 1, 2021. As at December 31, 2020 principal balance owing was $79,000 (2019–$79,000). As of December 31, 2020, the accrued interest on this note payable was $31,000 (2019–16,780) included in accounts payable and accrued liabilities. As of December 31, 2020, the Company and the secured promissory note holder are in dispute.

During the year ended December 31, 2017, the Company issued a secured promissory note in the amount of $9,545 ($12,000 Canadian dollars). The secured promissory note was due in August 2018 and bears interest at a rate of 18% per annum, payable monthly. During the year ended December 31, 2019, the Company made a repayment of $9,545 ($12,000 Canadian dollars). As of December 31, 2020, the unsecured promissory note has been repaid in full.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $53,848 ($67,700 Canadian dollars). The secured promissory notes were due in October and November 2018 and bears interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019, the Company extended the maturity date of the secured promissory notes to November 3, 2020. As at December 31, 2020, principal balance owing was $53,848 ($67,700 Canadian dollars) (2019–$53,848 ($67,700 Canadian dollars)). As of December 31, 2020, the accrued interest on this note payable was $14,050 ($18,740 Canadian dollars) (2019–$8,174 ($10,616 Canadian dollars)) included in accounts payable and accrued liabilities.

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Subsequent to the year ended on February 9, 2021, the Company made a repayment of $62,905 (principal and interest) for the above secured promissory note issued during the year ended December 31, 2017.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $60,000. The secured promissory notes are due in August and November 2018 and bear interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019 the Company extended the maturity dates of this secured promissory note to November 3, 2020. During the year ended December 31, 2019, the Company a principal repayment of $10,000. As at December 31, 2020, principal balance owing was $50,000 (2019–$50,000). As of December 31, 2020, the accrued interest on this note payable was $22,703 (2019–$16,703) included in accounts payable and accrued liabilities. As the note is outstanding beyond its maturity date interest rate increased from 12% to 22%.

The amounts repayable under promissory notes and secured promissory notes at December 31, 2020 and 2019 are as follows:

	2020	2019
Balance owing	$367,058	$267,881
Less amounts due within one year	(367,058)	(267,881)
Long-term portion	$-	$-

8. Convertible Promissory Notes

On February 25, 2020, the Company entered into an agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which the Company issued to Leonite a secured convertible promissory note in the aggregate principal amount of $544,425 to be paid in tranches. As additional consideration for the purchase of the note, (i) the Company issued to Leonite 450,000 shares of common stock, and (ii) the Company issued to Leonite a five-year warrant to purchase 900,000 shares of common stock at an exercise price of $0.10 per share (subject to adjustment), which may be exercised on a cashless basis. Refer to note 22 for warrant valuation.

The note carries an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. On February 28, 2020, the Company recorded $198,715, $182,500 principal and $16,215 original issue discount. On September 1, 2020 the Company recorded an additional $310,322, $285,000 principal and $25,322 original issue discount. As of December 31, 2020, the Company has recorded $509,037, $467,500 principal and $41,537 original issue discount. Furthermore, the Company issued 450,000 shares of common stock valued at $123,390 and a debt discount related to the warrants valued at $344,110. During the year ended December 31, 2020 Leonite converted $226,839 of convertible promissory note into 2,520,434 shares of common stock at $0.09 per share. The original value of the convertible note converted was $182,565 as a result the Company recognized a loss of $44,274 on settlement of debt. The Company amortized $273,405 of financing costs related to the shares and warrants for the year ended December 31, 2020. The remaining net balance of the note at December 31, 2020 is $98,982 comprised of principal of $293,077 and net of unamortized debt discount of $194,095.

Subsequent to the year ended December 31, 2020 the Company issued 4,092,431 shares of common stock at $0.09 per share to Leonite to settle all outstanding principal and interest.

The note bears interest at the rate of the greater of 10.2% per annum. Any amount of principal or interest on the note which is not paid by the maturity date shall bear interest at the rate at the lesser of 24% per annum or the maximum legal amount permitted by law (the “Default Interest”).

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Beginning on March 18, 2020 and on the same day of each and every calendar month thereafter throughout the term of the note, the Company shall make monthly payments of interest only due under the note to Leonite at the Stated Rate as set forth above. The Company shall pay to Leonite on an accelerated basis any outstanding principal amount of the note, along with accrued, but unpaid interest, from: (i) net proceeds of any future financings by the Company, but not its subsidiaries, whether debt or equity, or any other financing proceeds, except any transaction having a specific use of proceeds requirement that such proceeds are to be used exclusively to purchase the assets or equity of an unaffiliated business and the proceeds are used accordingly; (ii) net proceeds from any sale of assets of the Company or any of its subsidiaries other than sales of assets in the ordinary course of business or receipt by the Company or any of its subsidiaries of any tax credits existing prior to the date of the note; and (iii) net proceeds from the sale of any assets outside of the ordinary course of business or securities in any subsidiary. As of December 31, 2020, the Company has paid $11,100 in interest.

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

The note contains customary events of default, including in the event of (i) nonpayment, (ii) a breach by the Company of its covenants under the securities purchase agreement or any other agreement entered into in connection with the securities purchase agreement, or a breach of any of representations or warranties under the note, or (iii) the bankruptcy of the Company. The note also contains a cross-default provision, whereby a default by the Company of any covenant or other term or condition contained in any of the other financial instrument issued by the Company to Leonite or any other third party after the passage all applicable notice and cure or grace periods that results in a material adverse effect shall, at Leonite’s option, be considered a default under the note, in which event Leonite shall be entitled to apply all rights and remedies under the terms of the note.

Under the note, Leonite has the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable shares of common stock of the Company. The number of shares of common stock to be issued upon each conversion of the note shall be determined by dividing the conversion amount by the applicable conversion price then in effect. The conversion amount is the sum of: (i) the principal amount of the note to be converted plus (ii) at Leonite’s option, accrued and unpaid interest, plus (iii) at Leonite’s option, Default Interest, if any, plus (iv) Leonite’s expenses relating to a conversion, plus (v) at Leonite’s option, any amounts owed to Leonite. The conversion price shall be $0.09 per share (subject to adjustment as further described in the note for common share distributions and splits, certain fundamental transactions, and anti-dilution adjustments), provided that at any time after any event of default under the note, the conversion price shall immediately be equal to the lesser of (i) the fixed conversion price ($0.09); (ii) 60% of the lowest bid price during the 21 consecutive trading day period immediately preceding the trading that the Company receives a Notice of Conversion or (iii) the discount to market based on subsequent financing.

Notwithstanding the foregoing, in no event shall Leonite be entitled to convert any portion of the note in excess of that portion of the note upon conversion of which the sum of (1) the number of shares of common stock beneficially owned by Leonite and its affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unconverted portion of the note or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to the limitations contained in the note, and, if applicable, net of any shares that may be deemed to be owned by any person not affiliated with Leonite who has purchased a portion of the note from Leonite) and (2) the number of shares of common stock issuable upon the conversion of the portion of the note with respect to which the determination of this proviso is being made, would result in beneficial ownership by Leonite and its affiliates of more than 4.99% of the outstanding shares of common stock of the Company. Such limitations on conversion may be waived (up to a maximum of 9.99%) by Leonite upon, at its election, not less than 61 days’ prior notice to the Company, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by Leonite, as may be specified in such notice of waiver).

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

This note shall give Leonite a senior secured obligation of the Company, with first priority over all current and future indebtedness of the Company and any subsidiary.

Calculation of Beneficial Conversion Feature

As of December 31, 2020, The Company allocated $509,037 as the proceeds from Leonite; $467,500 principal and $41,537 original issue discount. The Company allocated $123,390 to shares of common stock and $242,100 to warrants calculated using the Black-Scholes model. The effective rate resulted in a beneficial conversion feature greater than the proceeds.

Allocated proceeds of Convertible Promissory Note	$509,037
Conversion Price	$0.09
Number of shares of common stock that would be issued upon conversion of Convertible Promissory Note	5,655,967

Conversion price	$0.098
FMV of common stock	$0.263
Per Share Intrinsic Value of Beneficial Conversion Feature	$0.165
Calculated Beneficial Conversion Feature	$933,646

In accordance with ASC 470-20-30, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible promissory note, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible promissory note. As such, the beneficial conversion feature of the convertible promissory note is equal to $467,500 with an excess of $466,146.

9. Stockholders’ Equity (Deficit)

During the year ended December 31, 2020 the Company issued 2,413,022 shares of common stock at $0.07 per share for $168,910 for consulting services.

During the year ended December 31, 2020 the Company entered into a share subscription agreement with a consultant of the Company for 4,000,000 shares of common stock valued at $125,000 for prepaid consulting services. The Company also entered into two prepaid advertising services agreement for 1,333,333 and 240,000 shares of common stock at $0.09 and 0.07 per share for $120,000 and $16,800 respectively. As of December 31, 2020, the Company has expensed $215,164 from prepaid expenses. As of December 31, 2020, the Company issued 3,723,333 shares of common stock from share subscriptions payable for services render. Subsequent to year ended December 31, 2020 the Company issued the remaining 1,850,000 shares of common stock valued at $67,188.

During the year ended December 31, 2020 the Company entered into a share subscription agreement with a consultant of the Company for 1,246,154 shares of common stock valued at $162,000 for prepaid consulting services. As of December 31, 2020, no shares have been issued. As of December 31, 2020, the Company has expensed $18,900 from prepaid expenses. Subsequent to year ended December 31, 2020 the Company issued 1,246,154 shares of common stock.

During the year ended December 31, 2020 the Company entered into an advertising service agreement to issue 225,000 shares of common stock and warrants. The warrants are convertible at a ratio of 1:1 and are exercisable until December 31, 2021 at $0.20 per warrant. The shares valued at $21,747 have been included in share subscriptions payable. The warrants valued at $16,503 have been included in additional paid-in capital. Subsequent to year ended December 31, 2020 the Company issued 225,000 shares of common stock.

During the year ended December 31, 2020, the Company entered into a share subscription agreement with a consultant of the Company for 4,000,000 shares of common stock valued at $250,000. During the year ended December 31, 2020, the Company issued 11,337,479 shares of common stock from shares of subscription payable with a combined value of $1,123,147. 5,686,978 of the shares of common stock issued from subscription payable valued at $648,147 relates to the anti-dilution feature triggered on March 5, 2019 as noted below.

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

9. Stockholders’ Equity (Deficit) (continued)

During the year ended December 31, 2020 the Company entered into a settlement to fulfill a debt purchase agreement entered in 2017 for 4,100,000 shares valued at $856,080. As of December 31, 2020, the Company has issued 4,100,000 shares from share subscriptions payable.

During the year ended December 31, 2020 the Company initiated a Reg-A public offering at $0.10 per share and warrant. As of December 31, 2020, the Company raised $1,017,617 incurring share issuance cost of $55,004. As of December 31, 2020, the Company issued 9,961,301 shares of common stock valued at $996,301. As of December 31, 2020, the Company has 327,000 shares of common stock valued at $32,701 to be issued. Refer to note 25 for subsequent issuance.

During the year ended December 31, 2020 the issued 100,000 warrants for services valued at $12,600. Refer to note 22.

During the year ended December 31, 2020, the Company reached a legal settlement agreement with an investor. In accordance with the settlement agreement, 4,166,667 post-stock split (25,000,000 pre-stock split), reserved shares were released and returned to the Company valued at $325,000.

During the year ended December 31, 2020, the Company issued 2,520,434 shares of common stock pursuant to the conversion of the convertible promissory note (Note 8) with a value of $226,839.

During the year ended December 31, 2020 the Company issued 450,000 shares in connection with the issuance of convertible promissory note (Note 8) at $0.27 per share.

During the year ended December 31, 2020, Steven Rossi (the Company’s CEO) was issued 1,000 Series A Preferred Shares at $0.09 per share equal to 299,000 shares of common stock voting rights for services rendered.

During the year ended December 31, 2019, the Company issued 1,901,455 shares of common stock, previously recorded as subscription payable to a consultant with a value of $290,730. In addition, the Company also issued to the same consultant 2,778,629 shares of common stock at $0.02 per share for $55,573 for additional consulting serviced performed. During the same period, the Company entered into a share subscription agreement with a consultant of the Company for 1,500,000 shares of common stock valued at $30,000. As the shares have not yet been issued, the $30,000 has been recorded as share subscriptions payable.

During year ended December 31, 2019, the Company reached a legal settlement agreement (the “unwinding”) with an individual investor to dissolve the Debt Settlement and Mutual Release Agreement entered into on January 12, 2018. In accordance with the settlement agreement, 19,055,551 pre-stock split (990,742 post-stock split), reserved shares with a value of $325,000 recorded in share subscription payable were released and returned to the Company.

During the year ended December 31, 2019, Steven Rossi was issued 13,583,397 shares of Franchise Holdings International, Inc common stock as approved by the Board of Directors, due to a conversion of all 1,000,000 shares of his Series A Preferred stock.

During the year ended December 31, 2019, the Company completed a share consolidation of the Company’s issued and outstanding shares of common stock based on six (6) pre-consolidation shares to one (1) post-consolidation share. The consolidation reduced the number of issued and outstanding shares of common stock of the Company from 147,804,298 pre-consolidation shares of common stock to approximately 24,634,051 post-consolidation shares of common stock. While the share consolidation occurred during the year ended December 31, 2019, the Company has accounted for the effects retrospectively as such, the schedules and all references to shares, options and warrants throughout the financial statements have been updated to reflect the number of post-consolidation securities.

On March 5, 2019 immediately following the share consolidation the anti-dilution feature under the Investment and Co-operation agreement, dated November 1, 2017 came into effect. As part of the anti-dilution feature the Company is obligated to issue an additional 8,465,608 shares at $0.11 per share for a total of $965,079. The Company recognized a non-cash deemed dividend of $965,079 to retain earnings and share subscriptions payable (Note 23).

For the year ended December 31, 2020 and 2019, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regards to the Company’s residual assets. During 2020 and 2019, the Company was authorized to issue 1,100,000 shares of its Series A and Series B Preferred Stock with a par value of $0.0001. Series A Preferred Stock have voting rights equal to 299 shares of common stock, per share of preferred stock . Series B Preferred Stock have voting rights equal to 10,000 shares of common stock, per share of preferred stock.

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

10. Related Party Transactions

During the year ended December 31, 2020, the Company repaid $5,245 to the Company’s CEO and director. As of December 31, 2020, the Company has $23,393 in related party loan.

During the year ended December 31, 2020, the Company recorded salaries expense of $64,903 (2019–$65,589) related to services rendered to the Company by its CEO.

During the year ended December 31, 2019, the Company incurred $112,665 payable to a U.S.-based corporation with whom the Company’s CEO and director is also a stockholder. The corporation is to help facilitate the purchase of inventory for the Company.

11. Income Taxes

a) The income tax expense for the year ended December 31, 2020 and 2019 is reconciled per the schedule below:

	2020	2019
Net loss before income taxes	$(1,187,620)	$(359,034)
Depreciation	26,962	(10,956)
Non-deductible portion of meals and entertainment	586	1,115
Expenses paid in shares	415,666	-
Interest on lease liability	5,039	-
Lease payments	(31,292)	-
Gain on impairment	-	54,292
Gain Settlement of Debt	(184,868)	(250,778)
Adjusted net loss for tax purposes	(955,527)	(565,362)
Statutory rate	25.60%	24.63%
	(244,658)	(139,248)
Increase in valuation allowance	244,658	139,248
Provision for income taxes	$-	$-

b) Deferred Income Tax Assets

The tax effects of temporary differences that give rise to the deferred income tax assets at December 31, 2020 and 2019 are as follows:

	2020	2019
Net operating loss carry forwards	$1,365,333	$1,113,488
Transaction costs	-	-
	1,365,333	1,113,488
Deferred tax assets not recognized	(1,365,333)	(1,113,488)
Net deferred tax asset	$-	$-

c) Cumulative Net Operating Losses

The Company has non-capital losses carried forward of approximately $5,897,000 available to reduce future years’ taxable income. These losses will expire as follows:

	United States	Canada	Total
2034	$53,000	$183,000	$236,000
2035	161,000	368,000	529,000
2036	868,000	262,000	1,130,000
2037	1,472,000	59,000	1,531,000
2038	431,000	520,000	951,000
2039	372,000	193,000	565,000
2040	237,000	718,000	955,000
	$3,594,000	$2,303,000	$5,897,000

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

11. Income Taxes (continued)

These net operating loss carryforwards of approximately $5,897,000 may be offset against future taxable income for the years 2021 through 2040. No tax benefit from continuing or discontinued operations have been reported in the December 31, 2020 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and tax penalties at December 31, 2020 and 2019.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next 12 months.

The Company is required to file income tax returns in the U.S. and Canadian federal jurisdictions, as well as the states of New York, New Jersey, and Utah and in the province of Ontario. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2017.

12. Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred no bad debt expense during the year ended December 31, 2020 and 2019.

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

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

12. Financial Instruments (continued)

Concentration of Customer Risk

The following table includes the percentage of the Company’s sales to significant customers for the fiscal years ended December 31, 2020 and 2019. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales:

	2020	2019
Customer A	-%	89%
Customer B	51%	-%
Customer C	26%	3%
	77%	92%

The loss of any of these key customers could have an adverse effect on the Company’s business. At December 31, 2020 customer A represented 0% of the Company’s revenue compare to 89% or $1,912,401 of Company revenue in 2019. Customer B represented 51% of the Company’s revenue at $190,313. Customer C represented 26% or $97,514 of the Company’s revenue compare to 2019 of 3% or $67,018.

13. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Decrease (increase) in accounts receivable	$(119,813)	$48,908
Decrease (increase) in other receivable	(121,396)	(54,821)
Decrease (increase) in inventory	72,353	122,067
Decrease (increase) in prepaid expenses and deposits	43,201	63,373
Increase (decrease) in lease liability	(27,718)	(8,392)
Increase (decrease) in income taxes payable	11,372	(45,521)
Increase (decrease) in accounts payable and accrued liabilities	(59,284)	405,214
	$201,284	$539,220

14. Commitments

During the year ended December 31, 2020 the Company entered into an agreement with a third party advisor to reserve for issuance 100,000 shares of common stock at $0.0001 per share for consulting services. As of December 31, 2020, the third party has not exercised the shares. Refer note 25 for subsequent event.

15. Gain (Loss) on Settlement of Debt

During the year ended December 31, 2020 a convertible promissory note was converted into 2,520,434 shares of common stock at $0.09 per share for $226,839. The original value of the convertible promissory note converted was $182,565 as a result of the conversion the Company recognized a loss of $44,274 on settlement of debt.

During the year ended December 31, 2020, the Company reached a legal settlement agreement with an investor. In accordance with the settlement agreement, 4,166,667 post-stock split (25,000,000 pre-stock split), reserved shares were released and returned to the Company. This transaction resulted in a gain on debt settlement of $229,142.

During year ended December 31, 2019, the Company reached a legal settlement agreement (the “unwinding”) with an individual investor to dissolve the Debt Settlement and Mutual Release Agreement entered into on January 12, 2018. In accordance with the settlement agreement, 19,055,551 pre-stock split, reserved shares were released and returned to the Company. In addition, 5,944,449 pre-stock split (990,742 post-stock split) shares already issued were returned to the Company’s treasury, and cancelled, reducing the Company’s issued and outstanding shares accordingly. The Company closed the unwinding in August 2019.

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

16. Contingent Liability

During the year ended December 31, 2020 the Company (defendant) is currently in an ongoing legal proceeding with a promissory notes payable holder (plaintiff). As of December 31, 2020, the outcome of the legal proceeding is uncertain.

During the year ended December 31, 2020, the Company reached a legal settlement with a supplier in which the Company is obligated to pay $6,037 per month beginning on March 1, 2020 for four months until the settlement amount of $24,148 has been fully paid on June 1, 2020. As of December 31, 2020, the Company has completed all payments.

During the year ended December 31, 2019 the Company entered into an agreement with a debtor for the settlement of outstanding notes payable of $56,723 ($75,000 CAD). The Company will issue to the debtor 1,500,000 shares of common stock for the settlement of the outstanding notes payable upon listing on the Canadian Securities Exchange. The agreement was subsequently cancelled after year end.

17. Reverse Stock Split

On March 8, 2019, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of one-for-six for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the Canadian Stock Exchange (“CSE”). The Certificate of Change was submitted to the Nevada Secretary of State on March 20, 2019 and the FINRA corporate action was filed on March 21, 2019. FINRA declared the one-for-six reverse stock split effective on March 29, 2019. These financial statements including, prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

18. Investment

During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares for $50,000. The shares have been issued to the Company. The Company’s investment accounts for a 10% equity stake in a privately owned U.S.-based mobile phone development company. As of December 31, 2020, the Company had advanced a total of $15,658 and is advancing trenches of capital as required by the Company.

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

The Company’s right-of-use asset for the year ended December 31, 2020 is as follows:

2020
Right-of-use asset	$38,506

Current lease liability	$23,883
Long-term lease liability	$14,624

The components of lease expense are as follows:

	December 31, 2020	December 31, 2019
Amortization of right-of-use	$21,619	11,107
Interest on lease liability	$5,039	2,716
Total lease cost	$26,658	13,823

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

19. Lease Liabilities (continued)

Maturities of lease liability are as follows:

Future minimum lease payments as of December 31, 2020,

2021	26,658
2022	15,551
Total future minimum lease payments	42,209
Less: amount representing interest	(3,702)
Present value of future payments	38,507
Current portion	23,883
Long term portion	$14,624

20. Loan Payable

During the year ended December 31, 2020, the Company received a loan of $32,439, $10,000 and $108,000 from a unrelated third party with an interest rate of 10% per annum with a maturity date of December 31, July 22 and August 31, 2021 respectively. Subsequent to the year ended December 31, 2020 the Company agreed to repay the outstanding principal and interest through the issuance of 1,850,000 shares of common stock at $0.09 per share.

During the year ended December 31, 2020, the Company received $28,397 ($40,000 CDN) interest free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2022 will result in loan forgiveness of 25%.

As of December 31, 2020, the Company accrued interest of $6,018.

21. Loss per Share

For the year ended December 31 2020, Loss per Share is $(0.02) (basic and diluted) compared to the year ended December 31, 2019 of $0.01 (basic and diluted) using the weighted average number of shares of 54,690,611 (basic and diluted) and 36,824,519 (basic and diluted) respectively.

There are 299,000,000 shares authorized, 76,412,359 and 41,906,790 shares issued and outstanding, as at December 31, 2020 and 2019 respectively. As of December 31, 2020, the Company has 6,831,489 shares to be issued. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As at December 31, 2020 the Company has 12,436,301 warrants convertible to 12,436,301 shares of common stock and convertible promissory note convertible to 3,448,025 shares of common stock for a total underlying shares of common stock of 15,884,326. At December 31, 2019 there were no underlying shares of common stock.

22. Warrants

During the year ended December 31, 2020 the Company issued 900,000 warrants convertible to one common share each with an exercise period of 5 years. The exercise price of the warrants is $0.10 per share (subject to adjustment) and may be exercised on a cashless basis, refer to note 8. Refer to notes 25 for subsequent exercise of 790,243 warrants. The fair value of the warrants was calculated using the Black-Scholes pricing model and using the following assumptions:

Discount rate	1.16%
Expected volatility	255%
Expected life (years)	5
Exercise price	$0.10
Stock price	$0.27

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

22. Warrants (continued)

During the year ended December 31, 2020, the Company issued 1,250,000 and 100,000 warrants convertible to one common share each exercisable until March 30, 2025 and April 29, 2022 respectively. The warrants were issued in connection with a subscriptions payable and advisory agreement. The exercise price of the warrants are $0.12 and $2.00 per share. Refer to note 25 for subsequent issuance of an additional 150,000 warrant.

The fair value of the 1,250,000 warrants was calculated using the Black-Scholes pricing model and using the following assumptions:

Discount rate	0.025%
Expected volatility	249%
Expected life (years)	5
Exercise price	$0.12
Stock price	$0.06

The fair value of the 100,000 warrants was calculated using the Black-Scholes pricing model and using the following assumptions:

Discount rate	2.27%
Expected volatility	297%
Expected life (years)	3
Exercise price	$2
Stock price	$0.13

During the year ended December 31, 2020 the Company issued 225,000 warrants in connection to a advertising agreement and 9,961,301 warrants related to the Reg-A public offering. The warrants are convertible at a rate of 1:1 common share, exercisable until December 1 and 22, 2021 respectively. The exercise price of the warrants are $0.20 per share.

The fair value of the 225,000 warrants was calculated using the Black-Scholes pricing model and using the following assumptions:

Discount rate	0.12%
Expected volatility	244%
Expected life (years)	1
Exercise price	$0.20
Stock price	$0.17

The fair value of the 9,961,301 warrants was calculated using the Black-Scholes pricing model and using the following assumptions:

Discount rate	0.09%
Expected volatility	239%
Expected life (years)	1
Exercise price	$0.20
Stock price	$0.13

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$0.20	225,000	0.92	December 1, 2021
$0.20	9,961,301	0.98	December 22, 2021
$2.00	100,000	1.33	April 29, 2022
$0.10	900,000	4.16	February 25, 2025
$0.12	1,250,000	4.22	March 20, 2025
	12,436,301	2.32

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

22. Warrants (continued)

	December 31, 2020		December 31, 2019
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	-	$-	-	$-
Issuance	12,436,301	$0.52	-	$-
Balance, end of period	12,436,301	$0.52	-	$-

23. Revision of Prior Period Financial Statements

During the audit for the year ended December 31, 2020 an error was discovered relating to share issuances resulting from an anti-dilution agreement. The share issuances for the three months ended March 31, 2020 were 2,000,000 and 458,834 shares of common stock respectively. The anti-dilution agreement relating to a 2017 share subscription payable agreement was triggered in March 2019 upon the Company’s stock split. Please refer to note 9.

We revised certain prior period financial statements for an immaterial error related to the recognition of the deemed dividend related to down-round features along with the associated shares issuance and professional fees (Note 1). A summary of revisions to our previously reported financial statements presented herein for comparative purposes.

The cumulative effect of the adjustments on all prior periods to Stockholders’ Equity as of June 30, 2019, September 30, 2019, December 30, 2019 and March 31, 2020 reflected below:

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

The Consolidated Statements of Operations and Comprehensive Loss has been revised to reflect the correction for the year ended December 31, 2019 and three months ended March 31, 2020 as follows:

	For the Year Ended December 31, 2019
	As previously reported	Revision	As Revised
Professional Fees	$570,852	$(55,573)	$515,279
Total Operating Expenses	$831,971	$(55,573)	$776,398
Loss from Operations	$(593,424)	$(55,573)	$(537,851)
Net Loss	$(414,607)	$(55,573)	$(359,034)
Comprehensive Loss	$(419,574)	$(55,573)	$(364,001)
Loss per Share–Basic and Diluted	$(0.01)	-	$(0.01)

	For the Three Months Ended March 31, 2020
	As previously reported	Revision	As Revised
Professional Fees	$149,465	$(40,000)	$109,465
Total Operating Expenses	$178,471	$(40,000)	$138,471
Loss from Operations	$(164,455)	$40,000	$(124,455)
Net Loss	$(192,266)	$40,000	$(152,266)
Comprehensive Loss	$(192,266)	$40,000	$(152,266)
Loss per Share–Basic and Diluted	$(0.00)	-	$(0.00)

Worksport Ltd. (formerly Franchise Holdings International, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

24. COVID-19

The recent outbreak of the novel coronavirus, specifically identified as “COVID-19,” has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or mining production activities or the ore and mining industry or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The management and Board of the Company is constantly monitoring this situation to minimize potential losses.

25. Subsequent Events

The Company has evaluated subsequent events through April 13, 2021 which is the date the financial statements were available to be issued and the following events after year end occurred:

●	In January and February 2021 in connection with the Company’s Reg-A public offering the Company issued an additional 30,033,199 shares of common stock at $0.10 per share and warrants exercisable for a period of 12 months at $0.20 per warrant for one common share.
●	On January 8, 2021 the Company issued 3,000,000 shares of common stock for consulting services valued at $0.10 per share.
●	On January 14, 2021 the Company entered into an amended advisory agreement for the following:

○	$5,000 per month
○	Make available for the purchase of an additional 150,000 shares of common stock for a total of 250,000 shares of common stock at $0.0001
○	Issuance of an additional 100,000 warrants for a total of 250,000 warrants exercisable for a period of five years at $0.20 per share.

●	On January 15, 2021 the Company entered into a consulting service agreement for a duration of 18 months for 2,000,000 shares of common stock at $0.13 per share.
●	During the month of February 2021, 12,284,800 warrants were exercised at $0.20 per warrant for 12,284,800 shares of common stock at a value of $2,455,960.
●	On February 15, 2021 the Company signed an advertising and promotion agreement for a duration of three months at $10,000 per month for advertising and promotion services.
●	On February 15, 2021 the Company entered into a service agreement with a consultant to develop and provide Sales CRM system to the Company for 5,000,000 shares of common stock at $0.23 per share.
●	On March 3, 2021 the Company signed a consulting agreement with a third party to assist the Company in developing manufacturing processes of new products for 200,000 shares of common stock valued at $20,000.
●	On March 12, 2021 the Company entered into a strategic advisory and digital marketing service agreement for a duration of 12 months for 200,000 shares of common stock.
●	On March 19, 2021 the Company issued to Leonite 790,243 shares of common stock through the exercise of 790,243 of its 900,000 warrants on a cashless exercise.
●	Subsequent to year ended, the Company entered into private placement agreements issuing 11,368,800 shares of common stock and warrants at $0.10 per share with an exercise price of $0.20 per warrant for one shares of common stock over a period of 18 months. As of the date of this financial statement 9,060,000 shares of common stock have been issued.
●	Refer to Notes 7, 8, 9 and 20 for additional subsequent events.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 2013 report: Internal Control–Integrated Framework. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2020 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weaknesses.

As of December 31, 2020, we did not maintain effective controls over the control environment. Specifically our weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties. Furthermore, we have not developed and effectively communicated to our employees the accounting policies and procedures necessary to maintain effective controls over the control environment. This has resulted in inconsistent practices. Further, the Board of Directors currently has only one director that qualifies as independent and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Set forth below is a list of the names, ages and positions of our directors and executive officers.

Name:	Title:	Age:	Director Since:
Steven Rossi	Chief Executive Officer, President, Secretary, Director, Audit Committee Member	35	November 7, 2014
Michael Johnston	Chief Financial Officer	40	—
Lorenzo Rossi	Director	67	December 9, 2014
Craig Loverock	Director, Chair of Audit Committee	50	April 22, 2019

A brief description of the background and business experience of our executive officers and directors for the past five years is as follows:

Steven Rossi, age 35, has served as the Chief Executive Officer, President. Secretary and Chair of the Board of the Company since November 7, 2014 as a member of the Audit Committee since April 22, 2019. Mr. Rossi founded Worksport Ontario, the wholly-owned operating company of the Company, in 2011. Prior to that, he founded two auto-related companies, 2230164 Ontario, Inc. and Scrap my Junk Car, in 2005 and 2006, respectively, and managed their respective operations for five years. Since founding Worksport Ontario in 2011, Mr. Rossi has been granted 14 different patents across the United States and Canada. He has licensed all patents to Worksport on an exclusive basis. Mr. Rossi attended the University of Toronto from 2005 to 2007, majoring in Life Science. Through his prior service, Steven possesses the knowledge and experience in establishing and managing auto-related companies that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities. As our Chief Executive Officer, President, Chair and founder, Mr. Rossi brings to the Board of Directors extensive knowledge of the Company’s products, structure, history, and culture as well as years of expertise in the industry.

Michael Johnston CA, CPA, age 40, a graduate of the University of Western Ontario, has been serving as the Chief Financial Officer of the Company since December 5, 2017. Mr. Johnston is a partner at Toronto’s Forbes Andersen LLP, Chartered Professional Accountants, and offers over 12 years of experience with both private and public companies. His responsibilities includes assisting the Steven Rossi in developing new business, maintaining operating budgets and ensuring adequate cash flow. Mr. Johnston was appointed by the Board of Directors for his extensive knowledge of the Company’s products and his financial and accounting expertise. Mr. Johnston holds a graduate degree from the University of Western Ontario.

Lorenzo Rossi, age 67, has been serving as a director of the Company since December 9, 2014. Since 2005, he has been the Computer Science & Communications Technology Department Head at the Cardinal Carter Academy for the Arts of the Toronto Catholic District Schools. Lorenzo received a Master of Education in 1995 from the University of Toronto and a Bachelor of Arts from Laurentian University in 1977. Mr. Rossi’s professional experience qualifies him to serve on our Board of Directors.

Craig Loverock, CPA, CA, age 50, has been serving as a member of the Board of the Company since April 22, 2019. Mr. Loverock serves as the chair of the Audit Committee. Mr. Loverock is a licensed CPA (Chartered Professional Accountant) and received his Chartered Accountant designation from the Institute of Chartered Accountants, Ontario in 1997, and has over 24 years’ experience in accounting and finance roles in Canada, the United States and England. Mr. Loverock has been the Chief Financial Officer and Corporate Secretary at Contagious Gaming Inc. since November 30, 2015, and currently serves as the Chief Financial Officer of Sproutly Canada, Inc. From October 2014 to May 2015, he served as the Chief Financial Officer of VoiceTrust Inc. From November 2012 to October 2014, he served as the Chief Financial Officer and Chief Compliance officer of Quartz Capital Group Ltd. From January 2010 to November 2012, he provided Chief Financial Officer consulting services to a number of high-growth businesses. Mr. Loverock finance and accounting experience qualifies him to serve on our Board of Directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until their resignation or removal in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board of Directors.

Family Relationships

Mr. Lorenzo Rossi is the father of Mr. Steven Rossi. There are no other family relationships between any of our directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officers.

Code of Business Conduct and Ethics

Our Board plans to adopt a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Director Independence and Board Committees

We are not currently required under the Exchange Act to maintain any committees of our Board.

Nasdaq listing standards require that a majority of our Board be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Steven Rossi, Lorenzo Rossi and Craig Loverock serve as member of our Board of Directors. Our Board has determined that Craig Loverock is an “independent director” as defined in the Nasdaq listing standard and applicable SEC rules.

Pursuant to Nasdaq listing rules we will establish three standing committees - an Audit Committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a Compensation Committee and a Nominating and Governance Committee, each comprised of independent directors. Under Nasdaq Listing Rule 5615(b)(1), a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent committee requirements. We do not intend to rely on the phase-in schedules set forth in Nasdaq Listing Rule 5615(b)(3).

Audit Committee. We currently have a standing Audit Committee. Craig Loverock and Steven Rossi serve as members of our current Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent and financially literate, subject to certain phase-in provisions, and one member of the Audit Committee must qualify as an “audit committee financial expert” as defined in applicable SEC rules. Craig Loverock meets the independent director standard under Nasdaq listing rules and under Rule 10-A-3(b)(1) of the Exchange Act and qualifies as an “audit committee financial expert” under the SEC rules. Steve Rossi does not qualify as an independent director due to this executive position with the Company. Upon the effectiveness of the registration statement of which this prospectus forms a part, Mr. Rossi will resign from the Audit Committee and we will appoint two independent directors to the Audit Committee.

We will adopt an Audit Committee charter, which will detail the purpose and principal functions of the Audit Committee, including:

●	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;
●	resolve any disagreements between management and the auditor regarding financial reporting;
●	pre-approve all auditing and non-audit services;
●	retain independent counsel, accountants, or others to advise the Audit Committee or assist in the conduct of an investigation;
●	seek any information it requires from employees-all of whom are directed to cooperate with the Audit Committee’s requests-or external parties;
●	meet with our officers, external auditors, or outside counsel, as necessary; and
●	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policy.

Compensation Committee. Upon the effectiveness of the registration statement of which this prospectus forms a part, we will establish a Compensation Committee of the Board. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent, subject to certain phase-in provisions.

We will adopt a Compensation Committee charter, which will detail the purpose and responsibility of the Compensation Committee, including:

●	discharge the responsibilities of the Board relating to compensation of our directors, executive officers and key employees;
●	assist the Board in establishing appropriate incentive compensation and equity-based plans and to administer such plans;
●	oversee the annual process of evaluation of the performance of our management; and
●	perform such other duties and responsibilities as enumerated in and consistent with Compensation Committee’s charter.

The charter will permit the committee to retain or receive advice from a compensation consultant and will outline certain requirements to ensure the consultants independence or certain circumstances under which the consultant need not be independent. However, as of the date hereof, the Company has not retained such a consultant.

Nominating and Governance Committee. Upon the effectiveness of the registration statement of which this prospectus forms a part, we will establish a Nominating and Governance Committee of the Board that will be comprised of independent directors.

We will adopt a Nominating and Governance Committee charter, which will detail the purpose and responsibilities of the Nominating and Governance Committee, including:

●	assist the Board by identifying qualified candidates for director nominees, and to recommend to the Board of Directors the director nominees for the next annual meeting of stockholders;
●	lead the Board in its annual review of its performance;
●	recommend to the Board director nominees for each committee of the Board; and
●	develop and recommend to the Board corporate governance guidelines applicable to us.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2020, the Board met from time to time informally and acted by written consent on numerous occasions.

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

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Employment Agreements

We have no written employment agreements with any of our executive officer or key employee.

Equity Incentive Plan

In July 2015, the Board of Directors and stockholders adopted the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), effective as of July 5, 2015. The 2015 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2015 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board will administer the 2015 Plan. The Board reserved 100,000,000 shares of common stock issuable upon the grant of awards under the 2015 Plan. No awards have granted to any of our officers or directors pursuant to the 2015 Plan.

Our directors and executive officers, ages and position held with us is as follows:

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2020 and 2019 in all capacities for the accounts of our executives, including the principal executive officer and principal financial officer.

Summary Compensation Table

Name and Position	Year	Salary ($)	All Other Compensation	Total ($)
Steven Rossi, Chief Executive Officer, President and Chair of the Board	2020	$87,030	$0	$87,030
	2019	$65,589	$0	$65,589

Michael Johnston, Chief Financial Officer	2020	$0	$0	$0
	2019	$0	$0	$0

Employment Agreements

We have no written employment agreements with any of our executive officer or key employee.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of filing annual report by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding common stock, (b) directors, (c) our executive officers, and (d) all executive officers and directors as a group. Beneficial ownership is determined according to the rules of the SEC, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options, Warrants and other securities convertible or exercisable into shares of common stock, provided that such securities are currently exercisable or convertible or exercisable or convertible within 60 days of the date hereof. Each director or officer, as the case may be, has furnished us with information with respect to their beneficial ownership. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their common stock.

Name and Address of Beneficial Owner(1)	Number of Shares Owned	Percentage of Ownership (2)
Steven Rossi (3)	15,500,064	9.50%
Michael Johnston	0	—
Lorenzo Rossi	0	—
Craig Loverock	0	—
All officers and directors as a group (4 persons)	15,500,064	9.50%

5% or more stockholders:
None

(1)	Unless otherwise indicated, the address for each person is c/o Worksport, Ltd., 414-3120 Rutherford Rd, Vaughan, Ontario, Canada L4K 0B1.

(2)	Based on 165,052,348 shares of common stock outstanding as of April 13, 2021 plus the number of shares of common stock the person has the right to acquire within 60 days.

(3)	Mr. Rossi also owns 1,000 Series A Preferred Shares which is entitled to 51% of the vote.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at the year-end for the last two completed fiscal years.

Transactions with Related Persons

During the year ended December 31, 2019 and 2020, the Company recorded salaries expense of $65,589 and $87,030, respectively, related to services rendered to the Company by its major stockholder and CEO.

Controlling Persons

The Company is not aware of any agreements or understandings by a person or group of persons that could be construed as a controlling person.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Steven Rossi, Lorenzo Rossi and Craig Loverock serve as member of our Board of Directors. Our Board has determined that Craig Loverock is an “independent director” as defined in the Nasdaq listing standard and applicable SEC rules. Steven Rossi and Lorenzo Rossi do not qualify as independent directors.

Audit Committee. We currently have a standing Audit Committee. Craig Loverock and Steven Rossi serve as members of our current Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent and financially literate, subject to certain phase-in provisions, and one member of the Audit Committee must qualify as an “audit committee financial expert” as defined in applicable SEC rules. Craig Loverock meets the independent director standard under Nasdaq listing rules and under Rule 10-A-3(b)(1) of the Exchange Act and qualifies as an “audit committee financial expert” under the SEC rules. Steve Rossi does not qualify as an independent director due to this executive position with the Company. Upon the effectiveness of the registration statement of which this prospectus forms a part, Mr. Rossi will resign from the Audit Committee and we will appoint two independent directors to the Audit Committee.

Compensation Committee. We do not currently have a Compensation Committee but we intend to establish one in the near future.

Nominating and Governance Committee. We do not currently have a Nominating and Governance Committee but we intend to establish one in the near future.

Related Person Transaction Policy

We have not had a formal policy regarding approval of transactions with related parties. We expect to adopt a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of our Board of Directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our Audit Committee, or other independent body of our Board of Directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;
●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
●	the availability of other sources for comparable services or products; and
●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee, or other independent body of our Board of Directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee, or other independent body of our Board of Directors, determines in the good faith exercise of its discretion.

Item 14. Principal Accounting Fees and Services.

For the years ended December 31, 2020 and 2019, Haynie & Company served as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by our independent accountants for the audit of our annual consolidated financial statements for the years ended December 31, 2020 and 2019, and the aggregate fees paid or accrued for audit-related services and all other services rendered by our independent accountants for those years.

	Year Ended December 31,
	2020	2019
Audit Fees	$60,556	$84,287
Tax Fees	—	—
Other	—	—
Total	$60,556	$84,287

The category of “Audit fees” includes fees for our annual audit, quarterly reviews of our 10-Q reports, and services rendered in connection with statutory or regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

The audit committee, chaired by Craig Loverock, performs the duties of evaluating the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements. We have filed the financial statements listed under Item 8 of this annual report.

(b)	Exhibits. The table below sets forth the exhibits we have filed or furnished to this annual report as required by Item 601 of Regulation S-K.

Exhibit No.:	Description:
3.1	Articles of Incorporation (1)
3.1.1*	Certificate of Designation Series A Preferred Stock
3.2	Bylaws (1)
3.3	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc. (2)
4.1*	Description of Securities
10.1	Broker-Dealer Agreement,, dated September 15, 2020, between Worksport, Ltd. and Dalmore Group, LLC (3)
10.2	Patent License Agreement, dated November 26, 2014 (4)
10.3	Corporate Advisory Services Agreement between Worksport, Ltd. and Belair Capital Partners, Inc., dated May 1, 2014 (4)
10.4	Shipping Agreement with Federal Express (Fedex), dated September 26, 2014 (4)
10.5	Shipping Agreement with United Parcel Service (UPS), dated March 31, 2014 (4)
10.6	Warehousing and Shipping with JBF Express, dated July 24, 2013 (4)
10.7	Continuous Importation Bond with Globe Express Services (4)
10.8	Business Services Agreement, between 1369781 and Worksport, Ltd, dated July 1, 2015 (5)
10.9	Business Services Agreement, between 2224342 and Worksport, Ltd, dated July 23, 2015 (5)
10.10	Services Agreement, between Marchese and Worksport, Ltd., dated July 3, 2015 (5)
10.11	Services Agreement, between JAAM and Worksport, Ltd, dated July 15, 2015 (5)
10.12	Software as a Service Agreement, dated September 16, 2020, between Worksport, Ltd. and Novation Solutions Inc. (3)
21.1*	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer of the Registrant
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.:	Description:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Form 10-KSB, filed October 13, 1999 and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Form 10-Q, filed April 24, 2009 and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Form 1-A, filed on July 15, 2020 and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Form 8-K, filed on December 17, 2014 and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Form S-1, filed on July 21, 2015 and incorporated by reference herein.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2021	By:	/s/ Steven Rossi
	Name:	Steven Rossi
	Title:	President and Chief Executive Officer

Date: April 13, 2021	By:	/s/ Michael Johnston
	Name:	Michael Johnston
	Title:	Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Rossi	Chief Executive Officer, President, Secretary and Director	April 13, 2021
Steven Rossi	(Principal Executive Officer)

/s/ Michael Johnston	Chief Financial Officer	April 13, 2021
Michael Johnston	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lorenzo Rossi	Director	April 13, 2021
Lorenzo Rossi

/s/ Craig Loverock	Director	April 13, 2021
Craig Loverock

