Form 10-Q
period 2021-03-31
Worksport Ltd
filed 2021-05-24
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-27631

Worksport Ltd.

(Exact Name of Small Business Issuer as specified in its charter)

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
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 per share par value

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

As of May 24, 2021 there were 210,678,444 shares of Common Stock outstanding.

WORKSPORT LTD.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Worksport Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$9,311,878	$1,107,812
Accounts receivable net	16,438	122,787
Other receivable	38,036	167,836
Inventory (note 3)	115,587	40,803
Prepaid inventory (note 3)	177,745	-
Prepaid expenses and deposits	152,116	245,526
Total Current Assets	9,811,800	1,684,764
Investment	24,423	24,423
Property and Equipment, net	209,238	91,511
Right-of-use asset, net (note 10)	32,757	38,506
Intangible Assets, net	131,676	62,948
Total Assets	$10,209,894	$1,902,152

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$952,407	$971,667
Payroll taxes payable	51,186	48,216
Related party loan (note 7)	3,940	23,393
Promissory notes payable (note 4)	313,211	367,058
Convertible promissory note, net (note 5)	-	98,982
Loan payable (note 11)	28,387	184,854
Current lease liability (note 10)	24,485	23,883
Total Current Liabilities	1,373,616	1,718,053
Long Term – Lease Liability (note 10)	8,272	14,624
Total Liabilities	1,381,888	1,732,677

Shareholders’ Equity (Deficit)
Series A & B Preferred Stock, $0.0001 par value, 1,100,000 shares authorized, 1,000 Series A and 0 Series B issued and outstanding, respectively (note 6)	1	1
Common stock, $0.0001 par value, 299,000,000 shares authorized, 162,763,986 and 76,412,359 shares issued and outstanding, respectively (note 6)	16,277	7,640
Additional paid-in capital	22,539,306	12,658,596
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	372,131	379,428
Accumulated deficit	(14,089,552)	(12,866,033)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity (Deficit)	8,828,006	169,475
Total Liabilities and Shareholders’ Equity (Deficit)	$10,209,894	$1,902,152

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2021 and 2020

(Unaudited)

	2021	2020

Net Sales	$7,650	$41,027
Cost of Goods Sold	60,221	27,011
Gross Profit (Loss)	(52,571)	14,016

Operating Expenses
General and administrative	134,284	33,906
Sales and marketing	162,651	2,826
Professional fees	647,114	109,465
Loss (gain) on foreign exchange	5,206	(7,726)
Total operating expenses	949,255	138,471
Loss from operations	(1,001,826)	(124,455)

Other Income (Expense)
Interest expense (note 5)	(230,900)	(27,811)
Gain (loss) on settlement of debt	9,207	-
Total other (expense)	(221,693)	(27,811))

Net Loss	(1,223,519)	(152,266)

Loss per Share (basic and diluted)	$(0.01)	$(0.00)
Weighted Average Number of Shares (basic and diluted)	103,101,944	43,129,884

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2020	-	-	41,906,790	$4,191	$8,642,423	$(1,577)	$2,159,395	$(11,678,413)	$(8,580)	$(882,561)
Issuance from subscriptions payable	-	-	6,649,793	665	967,807	-	(968,472)	-	-	-
Issuance for prepaid services and subscriptions payable	-	-	-	-	-	-	125,000	-	-	125,000
Warrants issuance in connection to convertible promissory note (note 5 and 14)	-	-	-	-	59,110	-	-	-	-	59,110
Share issuance in connection to convertible promissory note (note 5)	-	-	450,000	45	123,345	-	-	-	-	123,390
Net loss								(152,266)		(152,266)
Balance at March 31, 2020	-	-	49,006,583	$4,901	$9,792,685	$(1,577)	$1,315,923	$(11,830,679)	$(8,580)	$(727,327)

Balance at January 1, 2021	1,000	$1	76,412,359	$7,640	$12,658,596	$(1,577)	$379,428	$(12,866,033)	$(8,580)	$169,475
Consulting Service for share subscriptions	-	-	-	-	-	-	111,222	-	-	111,222
Issuance for services and subscriptions payable	-	-	6,321,154	633	569,277	-	(241,559)	-	-	328,351
Issuance of shares from Reg-A	-	-	30,048,199	3,005	3,000,316	-	(32,700)	-	-	2,970,621
Share issuance cost	-	-	-	-	(59,160)	-	-	-	-	(59,160)
Issuance of shares from private placement	-	-	30,499,800	3,050	3,046,931	-	32,000	-	-	3,081,981
Warrants issuance for services	-	-	-	-	37,000	-	-	-	-	37,000
Conversion of convertible promissory note to shares (note 5)	-	-	4,092,431	410	367,910	-	-	-	-	368,320
Cashless warrant exercise (note 14)	-	-	790,243	79	(79)	-	-	-	-	-
Warrant exercise (note 14)	-	-	14,599,800	1,460	2,918,515	-	12,130	-	-	2,932,105
Loan repayment (note 11)	-	-	-	-	-	-	111,610	-	-	111,610
Net loss	-	-	-	-	-	-	-	(1,223,519)	-	(1,223,519)
Balance at March 31, 2021	1,000	$1	162,763,986	16,277	$22,539,306	$(1,577)	$372,131	$(14,089,552)	$(8,580)	$8,828,006

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
Operating Activities
Net Loss	$(1,223,519)	$(152,266)
Adjustments to reconcile net loss to net cash from operating activities:
Shares and warrants issued for services	565,261	-
Depreciation and amortization	7,843	6,514
Interest on lease liability	915	1,460
Accrued interest	17,010	-
Amortization on OID interest	211,340	12,715
Gain on settlement of debt	(9,207)	-)
	(430,357)	(131,577)
Changes in operating assets and liabilities (note 8)	(76,510)	(49,458)
Net cash used in operating activities	(506,867)	(181,035)

Cash Flows from Investing Activities
Repayment of lease liability	(7,516)	-
Loan receivable	(5,507)	-
Purchase of investment	-	(8,765)
Purchase of property and equipment	(119,233)	-)
Net cash used in investing activities	(132,256)	(8,765)

Financing Activities
Proceeds from issuance of common shares, net of issuance cost	5,993,441	-
Proceeds from warrant exercise	2,932,105	-
Repayment of loan payable	(62,905)	-
Proceeds from promissory notes	-	182,500
Shareholder assumption of debt	(19,453)	6,317
Net cash provided by financing activities	8,843,188	188,817
Change in cash	8,204,066	(983)
Cash and cash equivalents - beginning of year	1,107,812	11,993
Cash and cash equivalents end of year	$9,311,878	$11,010
Supplemental disclosure of cash flow information:
Interest paid	$-	$1,850
Supplemental Disclosure of non-cash investing and financing Activities
Purchase of software	$69,315	$-
Shares issued to service providers	$241,559	$-
Cashless warrant exercise	$51,901	$-
Shares issued for share subscriptions payable	$274,259	$968,472
Conversion of convertible promissory note to common stock	$368,320	$-
Convertible promissory note – equity discount	$-	$182,500
Convertible promissory note – original issue discount	$-	$16,215

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Business Condition

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 13, 2021.

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

d) Business condition

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

As of March 31, 2021, the Company had working capital of $8,438,184 and an accumulated deficit of $14,089,552. As of March 31, 2021, the Company had cash and cash equivalents of $9,311,878. Based on its current operating plans, the Company believes it has sufficient level of funding for anticipated operations, capital expenditures and debt repayments for a period of at least 12 months from the issuance date of this Annual Report.

During the three month ended March 31, 2021 the Company through its Reg-A public offering, private placement offering, and exercises of warrants had raised in aggregate of approximately $9,000,000. In addition, as of May 2021 the Company has approximately 57,000,000 warrants exercisable at $0.20 per warrant compare to an average share price of approximately $0.30 per share, anticipating additional warrant exercises.

The Company intents to introduce in late 2021 several new tonneau covers most significant of which is the TerraVis. TerraVis is a solar cover tonneau cover will give pick-up truck owners rechargeable portable power and added range to upcoming EV pick-up trucks. The Company anticipates that the introduction of these new products will sufficiently improve the Company’s financial position.

Based on the Company’s future operating plans, existing cash of $9,311,878 combined with possible warrants exercises of approximately $9,100,000; management believes the Company have sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

e) Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements, we identified an immaterial error related to the recognition of a deemed dividend related to down-round features along with the associated shares issuance and professional fees in the three month ended March 31, 2020. In accordance with SAB (Staff Accounting Bulletins) Topic 1.M, “Materiality,” and SAB (Staff Accounting Bulletins) Topic 1.N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations and equity for the fiscal and interim periods of 2020. Accordingly, we have revised previously reported financial information for such immaterial error, as previously disclosed in our Quarterly Report on Form 10-Q for the three month ended March 31, 2020. A summary of revisions to certain previously reported financial information presented herein for comparative purposes is included in note 15.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2. Significant Accounting Policies

The accounting polices used in the preparation of these condensed consolidated interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2020 in addition to:

Property and Equipment – During the three month ended March 31, 2021 the Company purchased an automobile. As such the Company has updated its accounting policy of its capital assets. Capital assets are recorded at cost and are amortized using the straight-line method over the following estimated useful lives:

●	Automobile	5 years

3. Inventory

Inventory consists of the following at March 31, 2021 and December 31, 2020:

	2021	2020
Finished goods	$107,143	$32,358
Promotional items	552	552
Raw materials	7,893	7,893
	$115,587	$40,803
Prepaid inventory	$177,745	$-

4. Promissory Notes

The following tables shows the balance of the notes payable as of March 31, 2021 and December 31, 2020:

Balance as at December 31, 2019	$267,881
Reclassification	99,177
Balance as at December 31, 2020	$367,058
Repayment	(53,847)
Balance as at March 31, 2021	$313,211

During the year ended December 30, 2020, the Company reclassified $88,120 from accounts payable to promissory notes. The terms of the note is under negotiation and is currently due on demand.

During the year ended December 30, 2020, the Company reclassified a debit balance of $11,058 from notes payable to other receivable.

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $73,452 ($123,231 Canadian Dollars). During the year ended December 31, 2018, the Company issued two additions to the original unsecured promissory note of July 2016, totaling $22,639 ($30,884 Canadian dollars). The secured promissory note bears interest at a rate of 18% per annum. The payment terms of the original note including these additions are due “upon completion of going public on the Canadian Securities Exchange, with no change in interest rate. The secured promissory note is secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of the secured promissory notes to be due on April 1, 2021. As at March 31, 2021, principal balance owing was $96,091 ($123,231 Canadian Dollars) (December 31, 2020 - $96,091 ($123,231 Canadian Dollars)). As of March 31, 2021, the accrued interest on this note payable was $53,120 ($69,571 Canadian Dollars) (December 31, 2020 - $48,770 ($64,102 Canadian Dollars)) included in accounts payable and accrued liabilities. As of March 31, 2021, the Company and the secured promissory note holder are in dispute.

During the year ended December 31, 2016, the Company issued secured promissory notes in the amount of $79,000. The secured promissory notes bears interest at a rate of 18% per annum, payable monthly. The secured promissory notes are secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of all secured promissory notes to be due on April 1, 2021. As at March 31, 2021 principal balance owing was $79,000 (December 31, 2020 - $79,000). As of March 31, 2021, the accrued interest on this note payable was $34,497 (December 31, 2020 – $31,000) included in accounts payable and accrued liabilities. As of March 31, 2021, the Company and the secured promissory note holder are in dispute.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $53,848 ($67,700 Canadian Dollars). The secured promissory notes were due in October and November 2018 and bears interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019, the Company extended the maturity date of the secured promissory notes to November 3, 2020. During the three months ended March 31, 2021, the Company and promissory note holders reached an agreement to repay $62,905 ($80,108 Canadian Dollars) for outstanding principal and interest. As a result of the Company recognized a gain on settlement of debt of $5,682. As of March 31, 2021 the Company has made the payment of $62,905.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

4. Promissory Notes (continue)

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $60,000. The secured promissory notes are due in August and November 2018 and bear interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019 the Company extended the maturity dates of this secured promissory note to November 3, 2020. During the year ended December 31, 2019, the Company a principal repayment of $10,000. As at March 31, 2021, principal balance owing was $50,000 (December 31, 2020 - $50,000). As of March 31, 2021, the accrued interest on this note payable was $24,203 (December 31, 2020 - $22,703) included in accounts payable and accrued liabilities. As the note is outstanding beyond its maturity date interest rate increased from 12% to 22%.

The amounts repayable under promissory notes and secured promissory notes at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Balance owing	$313,211	$367,058
Less amounts due within one year	(313,211)	(367,058)
Long-term portion	$-	$-

5. Convertible Promissory Notes

On February 25, 2020, the Company entered into an agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which the Company issued to Leonite a secured convertible promissory note in the aggregate principal amount of $544,425 to be paid in tranches. As additional consideration for the purchase of the note, (I) the Company issued to Leonite 450,000 common shares, and (ii) the Company issued to Leonite a five-year warrant to purchase 900,000 common shares at an exercise price of $0.10 per share (subject to adjustment), which may be exercised on a cashless basis. Refer to note 14 for warrant valuation.

The note carries an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. On February 28, 2020, the Company recorded $198,715, $182,500 principal and $16,215 original issue discount. On September 1, 2020 the Company recorded an additional $310,322, $285,000 principal and $25,322 original issue discount. As of March 31, 2021, the Company has recorded $509,037, $467,500 principal and $41,537 original issue discount. Furthermore, the Company issued 450,000 shares of common stock valued at $123,390 and a debt-discount related to the warrants valued at $344,110. During the year ended December 31, 2020 Leonite converted $226,839 of convertible promissory note into 2,520,434 common shares at $0.09 per share. The original value of the convertible note converted was $182,565 as a result the Company recognized a loss of $44,274 on settlement of debt. During the three months ended March 31, 2021 Leonite converted its remaining outstanding principal and interest into common shares. Leonite received 4,092,431 common shares at $0.09 per share valued at $368,319. The original value of the convertible note converted including interest was $325,667. As a result the Company recognized a loss of $42,651 on settlement of debt. In connection with the settlement the Company expensed the remaining $148,027 of the original debt discount to interest expense. As of March 31, 2021 the convertible promissory note has been repaid in full.

The Company amortized $58,146 (2020 - $11,677) of financing costs related to the shares and warrants for the three months ended March 31, 2021. The remaining net balance of the note at March 31, 2021 is $0 (2020 - $12,715) comprised of principal of $0 (2020 - $183,538) and net of unamortized debt discount of $0 (2020 - $170,823).

The note bears interest at the rate of the greater of 10.2% per annum. Any amount of principal or interest on the note which is not paid by the maturity date shall bear interest at the rate at the lesser of 24% per annum or the maximum legal amount permitted by law (the “Default Interest”).

Beginning on March 18, 2020 and on the same day of each and every calendar month thereafter throughout the term of the note, the Company shall make monthly payments of interest only due under the note to Leonite at the Stated Rate as set forth above. The Company shall pay to Leonite on an accelerated basis any outstanding principal amount of the note, along with accrued, but unpaid interest, from: (a) net proceeds of any future financings by the Company, but not its subsidiaries, whether debt or equity, or any other financing proceeds, except any transaction having a specific use of proceeds requirement that such proceeds are to be used exclusively to purchase the assets or equity of an unaffiliated business and the proceeds are used accordingly; (ii) net proceeds from any sale of assets of the Company or any of its subsidiaries other than sales of assets in the ordinary course of business or receipt by the Company or any of its subsidiaries of any tax credits existing prior to the date of the note; and (iii) net proceeds from the sale of any assets outside of the ordinary course of business or securities in any subsidiary. During the three month ended March 31, 2021, the Company accrued interest of $5,654. During the year ended December 31, 2020 the Company accrued interest of $9,960 and made interest payment of $11,100. As of March 31, 2021 the Company has repaid all outstanding interest.

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

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

5. Convertible Promissory Notes (continued)

The note contains customary events of default, including in the event of (it) non-payment, (ii) a breach by the Company of its covenants under the securities purchase agreement or any other agreement entered into in connection with the securities purchase agreement, or a breach of any of representations or warranties under the note, or (iii) the bankruptcy of the Company. The note also contains a cross default provision, whereby a default by the Company of any covenant or other term or condition contained in any of the other financial instrument issued by the Company to Leonite or any other third party after the passage all applicable notice and cure or grace periods that results in a material adverse effect shall, at Leonite’s option, be considered a default under the note, in which event Leonite shall be entitled to apply all rights and remedies under the terms of the note.

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

Calculation of beneficial conversion feature

As of March 31, 2021, The Company allocated $509,037 as the proceeds from Leonite; $467,500 principal and $41,537 original issue discount. The Company allocated $123,390 to common shares and $242,100 to warrants calculated using the black-scholes model. The effective rate resulted in a beneficial conversion feature greater than the proceeds.

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

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Shareholders’ Equity (Deficit)

During the three month ended March 31, 2021 the Company issued a total of 30,048,199 common shares relating to the Reg-A public offering. Of the shares issued 312,000 common shares valued at $31,200 were from share subscription payable and 15,000 common shares were cancelled and refunded valued at $1,500. The Company incurred share issuance cost of $59,160.

During the same period 14,660,450 Reg-A public offering warrants were exercised for 14,660,450 common shares. As of March 31, 2021 14,559,800 common shares were issued valued at $2,919,975. Subsequent to March 31, 2021 the remaining 60,650 common shares valued at $12,130 were issued.

During the three month period ended March 31, 2021 the Company raised $3,081,981 through private placement offerings for 30,819,800 common shares and warrants. As of March 31, 2021, the Company issued 30,499,800 shares of common stock. As of March 31, 2021, the Company has 320,000 common shares of to be issued. Subsequent to the period ended the Company issued the remaining 320,000 common shares.

During the three month ended March 31, 2021 the Company entered into consulting agreements with third party consultants for 7,400,000 shares of common stock valued at $1,522,000 for prepaid consulting services. As of March 31, 2021 the Company recorded $111,222 in share subscriptions payable.

During the three month ended March 31, 2021 the Company issued 3,321,154 common shares valued at $269,910 for consulting services, $241,559 were issued from share subscriptions payable. During the same period the Company issued 3,000,000 common shares valued at $300,000 for consulting services.

During the three month ended March 31, 2021 the Company issued entered into a settlement agreement with a loan holder to issue 1,240,111 common shares for all outstanding loan principal and interest valued at $111,610. Refer to note 11. Subsequent to the three month ended March 31, 2021 the 1,240,111 common shares were issued.

During the three month ended March 31, 2021 the Company entered into a settlement agreement with the convertible promissory note holder to settle all outstanding principal and interest. The Company issued 4,092,431 common shares valued at $368,320. During the same period the convertible promissory note holder exercised 790,243 warrants on a cashless basis for 790,243 common shares. Refer to note 5 and 14.

During the three month ended March 31, 2020 the Company entered into a share subscription agreement with a consultant of the Company for 4,000,000 common shares valued at $125,000 for prepaid consulting services. As of March 31, 2020, the Company has expensed $31,250 from prepaid expenses.

During the three month ended March 31, 2020, the Company issued 4,458,333 common shares from shares subscription payable with a combined value of $511,000. 4,000,000 of the common shares issued from subscription payable valued at $456,000 relates to the anti-dilution feature triggered on March 5, 2019 as noted below.

During the three month ended March 31, 2020 the Company entered into a settlement to fulfill a debt purchase agreement entered in 2017 for 4,100,000 shares valued at $856,080. As of March 31, 2020, the Company has issued 2,190,959 shares from share subscriptions payable valued at $457,472.

During the three month ended March 31, 2020 the Company issued 450,000 shares in connection with the issuance of convertible promissory note (refer to note 5) at $0.27 per share.

As of March 31, 2021, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regards to the Company’s residual assets. During 2021, the Company was authorized to issue 1,100,000 shares of its Series A and Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 299 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock, per share of preferred stock.

7. Related Party Transactions

During the three month ended March 31, 2021, the Company recorded salaries expense of $49,783 (2020 - $16,126) related to services rendered to the Company by its CEO.

During the three month ended March 31, 2021 the Company repaid $19,453 to the Company’s CEO and director. During the three months ended March 31, 2020 the Company’s CEO and director paid on behalf of the Company’s lease payments of $7,317.

During the three month ended March 31, 2021 the Company paid a director of the Company $50,000 for services rendered from 2015 to 2020.

During the three month ended March 31, 2021, the Company paid $53,403 to a U.S.-based corporation which the Company’s CEO and director is also a stockholder.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020
Decrease (increase) in accounts receivable	$106,349	$(24,279)
Decrease (increase) in other receivable	135,307	1,391
Decrease (increase) in inventory and prepaid inventory	(252,529)	17,441
Decrease (increase) in prepaid expenses and deposits	(64,594)	8,281
Increase (decrease) in lease liability	850	(7,725)
Increase (decrease) in payroll taxes payable	2,970	-
Increase (decrease) in accounts payable and accrued liabilities	(4,862)	(44,567)
	$(76,510)	$(49,458)

9. Commitments and contingencies

During the three month ended March 31, 2021 the Company entered into an amended agreement to reserve an additional 150,000 common shares at $0.0001 per share for consulting services. During the year ended December 31, 2020 the Company entered into an agreement with a third-party advisor to reserve for issuance 100,000 common shares at $0.0001 per share for consulting services. As of March 31, 2021, the third party has not exercised the shares. As of March 31, 2021 the Company has reserved 250,000 commons shares.

During the year ended December 31, 2020 the Company (defendant) is currently in an ongoing legal proceeding with a promissory notes payable holder (plaintiff). As of March 31, 2021, the outcome of the legal proceeding is uncertain.

During the year ended December 31, 2020, the Company reached a legal settlement with a supplier in which the Company is obligated to pay $6,037 per month beginning on March 1, 2020 for four months until the settlement amount of $24,148 has been fully paid on June 1, 2020. As of December 31, 2020, the Company has completed all payments.

10. Lease Liabilities

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

The Company’s right-of-use asset for the three month ended March 31, 2021 as follows:

2021
Right-of-use asset	$32,757

Current lease liability	$24,485
Long-term lease liability	$8,272

The components of lease expense are as follows:

	March 31, 2021	March 31, 2020
Amortization of right-of-use	$5,749	$22,164
Interest on lease liability	$915	$4,494
Total lease cost	$6,664	$26,658

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10. Lease Liabilities (continue)

Maturities of lease liability are as follows:

Future minimum lease payments as of March 31, 2021,

2021	19.994
2022	15,551
Total future minimum lease payments	35.545
Less: amount representing interest	(2.787)
Present value of future payments	32,758
Current portion	24,485
Long term portion	$8,272

11. Loan payable

During the year ended December 31, 2020 the Company received loans of $32,439, $10,000 and $108,000 from a unrelated third party with an interest rate of 10% per annum with a maturity date of December 31, July 22 and August 31, 2021, respectively. During the three months ended March 31, 2021 the Company agreed to repay the outstanding principal and interest through the issuance of 1,240,111 common shares at $0.09 per share. As of March 31, 2021, the Company accrued interest of $1,319 (2020 - $0). As of the date of the settlement agreement the Company had $150,439 principal and $7,336 interest outstanding, resulting in the Company recognizing a gain on settlement of $46,176 for the three month period ended March 31, 2021. The 1,240,111 common shares were issued subsequent to period end.

During the year ended December 31, 2020 the Company received $28,387 ($40,000 CDN) interest free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2022 will result in loan forgiveness of 25 percent.  As of March 31, 2021 loan payable outstanding is $28,387 ($40,000 CDN).

12. Government Assistance

The government of Canada is currently providing funding through the Canada Emergency Wage Subsidy (“CEWS”) program in order to provide financial relief to Canadian businesses affected by COVID-19. The CEWS program provides a reimbursement of salaries for eligible employers based on the decrease in revenues. During the three month ended March 31, 2021, the Company recognized CEWS of $21,704 ($27,534 CDN) as a reduction in general and administrative on the condensed consolidated statements of Operations.

13. Loss per Share

For the three months ended March 31, 2021, loss per Share is $(0.01) (basic and diluted) compared to the three months ended March 31, 2020, of $0.00 (basic and diluted) using the weighted average number of shares of 103,101,944 (basic and diluted) and 43,129,884 (basic and diluted) respectively.

There are 299,000,000 shares authorized, 162,763,986 and 49,006,583 shares issued and outstanding, as at March 31, 2021 and 2020 respectively. As of March 31, 2021, the Company has 12,304,095 shares to be issued. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share”. Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As at March 31, 2021 the Company has 57,683,607 warrants convertible to 57,683,607 common shares for a total underlying common shares of 57,683,607. At March 31, 2020 the Company has 900,000 warrants convertible to 900,000 common shares and convertible promissory note convertible to 2,207,946 common shares for a total underlying common shares of 3,107,946.

14. Warrants

During the three months ended March 31, 2021 a total of 15,450,693 warrants were exercised for 15,450,693 common shares. 14,660,450 warrants were exercised at $0.20 per share, the remaining 790,243 warrants were exercised on a cashless basis, refer to note 5. As of March 31, 2021 15,390,043 common shares were issued with the remaining 60,650 common shares issued subsequent to the period ended.

During the three months ended March 31, 2021 the Company issued 30,048,199 and 30,499,800 warrants convertible to 1 and 2 common shares each exercisable for a period of 12 and 18 months respectively. The warrants were issued in connection with the Reg-A public offering and private placement offering respectively. The exercise price of the warrants is $0.20 per share.

During the three month ended March 31, 2021 the Company and warrant holder reached an agreement to amend a previous warrant agreement. The Company will issue an additional 150,000 warrants for a total of 250,000 warrants. The exercisable period of the warrants was also amended to a period of five years beginning on January 14, 2021. The warrants are convertible to 1 common share each exercisable at $2 per share.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

14. Warrants (continued)

As of March 31, 2021 the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$0.20	225,000	0.67	December 1, 2021
$0.20	25,349,050	0.80	February 24, 2022
$2.00	250,000	1.33	April 29, 2022
$0.10	109,757	3.91	February 25, 2025
$0.12	1,250,000	3.97	March 20, 2025
$0.20	30,499,800	1.50	October 1, 2022
	57,683,607	2.03

	March 31, 2021		December 31, 2020
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	12,436,301	$0.20	-	$-
Issuance	60,697,999	$0.21	12,436,301	$0.20
Exercise	(15,450,693)	$(0.19)	-	$-
Balance, end of period	57,683,607	$0.22	12,436,301	$0.20

15. Revision of Prior Period Financial Statements

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

The cumulative effect of the adjustments on all prior periods to Shareholders’ Equity as of March 31, 2020 reflected below:

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

The Condensed Consolidated Statements of Operations has been revised to reflect the correction for the three months ended March 31, 2020 as follows:

	For the Three Months Ended March 31, 2020
	As previously reported	Revision	As Revised
Professional Fees	$149,465	$(40,000)	$109,465
Total Operating Expenses	$178,471	$(40,000)	$138,471
Loss from Operations	$(164,455)	$40,000	$(124,455)
Net Loss	$(192,266)	$40,000	$(152,266)
Comprehensive Loss	$(192,266)	$40,000	$(152,266)
Loss per Share – Basic and Diluted	$(0.00)	-	$(0.00)

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

16. COVID-19

The recent outbreak of the novel coronavirus, specifically identified as “COVID-19”, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or mining production activities or the ore and mining industry or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The management and board of the Company is constantly monitoring this situation to minimize potential losses

17. Subsequent Events

The Company has evaluated subsequent events through May 24, 2021 which is the date the financial statements were available to be issued and the following events after year end occurred:

●	On April 1, 2021 26,000 warrants were exercised at $0.20 per warrant for 26,000 common shares.
●	On April 4, 2021 the Company issued 67,000 common shares to an employee for services rendered to the Company.
●	On April 14, 2021 the Company entered into a consulting agreement for a duration of 18 months for 1,500,000 common shares at $0.10 per share.
●	On April 29, 2021 the Company issued 1,850,000 which will be returned and cancelled.
●	On May 3, 2021 the Company sold an aggregate of 10,000,000 units to a private investor for $0.10 per unit, for a total purchase price of $1,000,000. Each unit consists of one share of Common Stock and one (1) warrant to purchase two (2) shares of Common Stock for $0.20 per Warrant Share from the date of issuance until November 3, 2022.
●	On May 10, 2021, the Company issued an aggregate of 34,350,697 shares of Common Stock, to Steve Rossi, the Company’s Chief Executive Officer and Director, in connection with his Employment Agreement in consideration for Mr. Rossi agreeing to amend the Series A Certificate of Designation to eliminate the Series A Preferred Stock conversion rights.
●	Refer to note 6 for additional subsequent event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this Form 10-Q are made based on current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, various factors, uncertainties, and risks should be specifically considered that could affect future results or operations. These factors, uncertainties and risks may cause actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. These risks and uncertainties described and other information contained in the reports filed with or furnished to the SEC should be carefully considered before making any investment decision with respect to the Company’s securities. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Worksport” as used herein refers collectively to Worksport Ltd.. and its wholly owned subsidiaries, unless otherwise stated.

The following discussion should be read in conjunction with the 2020 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

COVID-19

The Company believes that the COVID- 19 pandemic has had certain impacts on its business, but management does not believe there has been a material long-term impact from the effects of the pandemic on the Company’s business and operations, results of operations, financial condition, cash flows, liquidity or capital and financial resources.

During the first quarter of 2021, aspects of the Company’s business continued to be affected by the COVID-19 pandemic with respect to its manufacturing practices and sales. Combined with decreased consumer confidence, Management expects the Company to generate less revenues than in previous periods.

The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for consumer products.

RESULTS OF OPERATIONS

Revenue

For the three months ended March 31, 2021, revenue generated from sales was $7,650, compared to $41,027 for the three months ended March 31, 2020. Total revenues decreased by approximately 81% compared to the same period in the prior year.

As a result of the COVID-19 pandemic for the quarter ended March 31, 2021, factory output decreased, shipping costs increased and the ability to distribute products to dealers, wholesalers and retailers was constrained due to labor shortages.

For the quarter ended March 31, 2021 total revenues generated in Canada decreased 100% from $13,018 in the prior period to $0. For the quarter ended March 31, 2021, total revenue generated in the United States decreased 65% from $21,702 in the prior period to $7,650. The decrease in revenue generated in Canada and United States can be attributed to the Company’s focus on enhancing its manufacturing and logistics supply chain for the introduction of new products into the market.

For the quarter ended March 31, 2021, online revenues decreased 60% from $19,005 in the prior period to $7,650. Online revenue accounted for 100% of total revenue for the quarter ended March 31, 2021 compared to 63% for the same period in 2020.

For the quarter ended March 31, 2021, revenues based on distributors decreased from 13,018 to $0 compared to the same period in 2020.

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

Cost of Sales

For the quarter ended March 31, 2021 cost of sales increased by 123% from $27,011 in the prior period to $60,221. Cost of sales, as a percentage of sales, was approximately 787% and 66% for three months ended March 31, 2021 and 2020, respectively. The increase in cost of sales was primarily due to increased shipping expenses near the end of the quarter in connection with inventory acquisitions.

Shipping and freight costs accounted for 52% of total cost of sales during the quarter ended March 31, 2020, compared to 13% for the same period in 2020. The increase in the percentage of the cost of sales was due to increased shipping expenses near the end of the quarter.

Gross Margin

Gross margin percentage for the quarter ended March 31, 2021 and 2020 were negative 687% and 34% respectively. The decrease reflects the Company’s focus on enhancing its manufacturing and logistics supply chain as it seeks to introduce new products, as well as increased shipping expenses near the end of the quarter relating to inventory purchases.

Operating Expenses

Operating expenses increased for the quarter ended March 31, 2021 by $782,434 from $138,471 in the prior period to $949,255.

●	General and administrative expense increased by $100,378 from $33,906 in the prior period to $134,284. The increase related to research and development and salaries as the Company seeks to expand its operations and products.
●	The Company realized a loss on foreign exchange of $5,206 during the quarter ended March 31, 2021, a decrease of $12,932 compared to a gain on foreign exchange of $7,726 during the prior period. The decrease on foreign exchange can be attributed to operating with the Canadian Dollar.
●	Professional fees which include accounting, legal and consulting fees, increased from $109,465 for the quarter ended March 31, 2020 to $647,114 for the quarter ended March 31, 2021. The increase was due to the employment of various third party consultants to help expand the Company’s business operations.

Other Income and Expenses

Other income and expenses for the quarter ended March 31, 2021 was $221,693 compared to $27,811 the prior period, a change of $193,882. The difference can be attributed to the Company’s increased interest expense.

Net Loss

Net loss for the quarter ended March 31, 2021 was $1,223,519 compared to $152,266 for the quarter ended March 31, 2020, a change of $1,071,253 or 704%. The increase in the net loss can be attributed to the decrease in net sales and the increase of expenses as the Company focuses on expanding its operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, the Company had $9,311,878 in cash and cash equivalents. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities.

Since the Company’s acquisition of Worksport in fiscal 2014, it has never generated a profit.

As of March 31, 2021 the Company had an accumulated deficit of $14,089,552.

Cash Flow Activities

Accounts receivable increased at March 31, 2020 by $24,278 and decreased at March 31, 2021 by $106,349. The decrease was due to the Company’s collection of receivables from customers. Other receivable decreased at March 31, 2021 and March 31, 2020 by $135,307 and $1,390 respectively, due to funds received from a sales tax refund and capital raised in the Reg-A offering.

Inventory decreased at March 31, 2020 by $17,411 and increased at March 31, 2021 by $252,529. Prepaid expenses increased by $64,594 at March 31, 2021 and decreased at March 31, 2020 by $8,281, due to increased consulting and marketing expenditures during the quarter ended March 31, 2021.

Accounts payable and accrued liabilities decreased at March 31, 2021 and March 31, 2020 by $4,862 and $44,567 respectively.

Cash increased from $10,101 at March 31, 2020 to $9,311,878 at March 31, 2021, an increase of $ 9,301,777or 921%. The increase in cash was primarily due to its Reg A and private placement offerings which generated $8,984.786.

As of March 31, 2021, the Company had current assets of $9,811,800 and current liabilities of $1,373,617.

Operating Activities

Net cash used by operating activities for the quarter ended March 31, 2021 was $506,867, compared to $181,035 in the prior period. The primary difference was due to the issuance of shares and warrants for services.

Investing Activities

Net cash used in investing activities for the quarter ended March 31, 2021 was $132,256 compared to $8,765 in the prior period. The increase in investing activities was primarily due to the purchase of property and equipment of $119,233 and the advance of $5,504 of a short term receivable.

Financing Activities

Net cash provided by financing activities for the quarter ended March 31, 2021was $8,843,188 compared to $188,817 in the prior period.

During the quarter ended March 31, 2021 the Company received $8,984,706 of proceeds from Reg-A public offering, private placement offering and exercises of warrants incurring share issuance cost of $59,160. During the quarter ended March 31, 2021 the Company made repayment of $62,905 of promissory notes and repayment of $19,453 of shareholder loans.

During 2021, the Company intends to introduce several new tonneau covers as well as the TerraVis system. The Company anticipates that the introduction of these new products will improve the Company’s financial position.

Based on the Company’s future operating plans, existing cash of $9,311,878, additional funds of approximately $6,300,000 raised during the quarter ended March 31, 2021; management believes that the Company has sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

Off-Balance Sheet Arrangements

None.

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

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the Form 10K filed on April 13, 2021. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the quarter covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time years and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2021, the Company issued 150,000 shares of Common Stock and a warrant to purchase 250,000 shares of Common Stock on or before January 1, 2026 at an exercise price of $2.00 per share to a third party for consulting services.

During the quarter ended March 31, 2021 the Company issued 30,819,800 shares of common stock and warrants in a private offering for $3,081,981.

During the quarter ended March 31, 2021 the Company issued 7,400,000 shares of common stock to third party consultants pursuant to consulting agreements valued at $1,522,000.

During the quarter ended March 31, 2021 the Company issued 3,321,154 shares of common stock to third party consultants valued at $269,910.

During the quarter ended March 31, 2021 the Company issued 3,000,000 shares of common stock to third party consultants valued at $300,000.

During the quarter ended March 31, 2021 the Company issued 1,240,111 shares of common stock pursuant to a settlement agreement with a note holder valued at $111,610.

During the quarter ended March 31, 2021 the Company issued 4,092,431 shares of common stock pursuant to a settlement agreement with a note holder valued at $368,320. During the same period the convertible promissory note holder exercised 790,243 warrants on a cashless basis for 790,243 shares common stock.

The shares and warrants listed herein were issued to the investors without registration under the Securities Act of 1933 based upon exemptions from registration provided under Section 4(2) of the Act and Regulation D promulgated thereunder.  The issuances did not involve any public offering; no general solicitation or general advertising was used in connection with the offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

EXHIBIT
NO.	DESCRIPTION
3.1*	Amended and Restated Articles of Incorporation
3.2*	Amended and Restated By-Laws
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed with the Company’s 8-K report on May 21, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSPORT LTD.

Dated: May 24, 2021	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: May 24, 2021	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer and Accounting Officer

