Form 10-Q
period 2021-06-30
Worksport Ltd
filed 2021-08-16
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-40681

Worksport Ltd.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	35-2696895
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

414-3120 Rutherford Rd

Vaughan, Ontario, Canada L4K0B1

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition year for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 16, 2021 11,453,446 shares of Common Stock outstanding.

WORKSPORT LTD.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Worksport Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$12,266,597	$1,107,812
Accounts receivable net	106,283	122,787
Other receivable	56,348	167,836
Inventory (note 3)	73,435	40,803
Prepaid inventory (note 3)	179,713	-
Prepaid expenses and deposits	435,536	245,526
Related party receivable (note 7)	2,538	-
Total Current Assets	13,120,450	1,684,764
Investment	24,423	24,423
Property and Equipment, net	340,934	91,511
Right-of-use asset, net (note 10)	631,753	38,506
Intangible Assets, net	298,114	62,948
Total Assets	$14,415,674	$1,902,152

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$906,640	$971,667
Payroll taxes payable	51,186	48,216
Related party loan (note 7)	-	23,393
Promissory notes payable (note 4)	263,211	367,058
Convertible promissory note, net (note 5)	-	98,982
Loan payable (note 11)	28,387	184,854
Current lease liability (note 10)	213,775	23,883
Total Current Liabilities	1,463,199	1,718,053
Long Term – Lease Liability (note 10)	420,369	14,624
Total Liabilities	1,883,568	1,732,677

Shareholders’ Equity (Deficit)
Series A & B Preferred Stock, $0.0001 par value, 100,100 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 6)	-	1
Common stock, $0.0001 par value, 299,000,000 shares authorized, 162,763,986 and 3,820,618 shares issued and outstanding, respectively (note 6)	1,115	382
Additional paid-in capital	26,609,130	12,665,854
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	833,229	379,428
Accumulated deficit	(14,901,211)	(12,866,033)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity (Deficit)	12,532,106	169,475
Total Liabilities and Shareholders’ Equity (Deficit)	$14,415,674	$1,902,152

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

	Three Months ended June 30		Six Months ended June 30,
	2021	2020	2021	2021

Net Sales	$186,239	$66,102	$193,889	$107,129
Cost of Goods Sold	137,333	58,883	197,554	85,894
Gross Profit (Loss)	48,906	7,219	(3,665)	21,235

Operating Expenses
General and administrative	272,022	12,824	406,306	46,730
Sales and marketing	165,156	7,921	327,807	10,747
Professional fees	410,485	119,469	1,057,599	228,934
(Gain) loss on foreign exchange	3,799	282	9,005	(7,444)
Total operating expenses	851,462	140,496	1,800,717	278,967
Loss from operations	(802,556)	(133,277)	(1,804,382)	(257,732)

Other Income (Expense)
Interest expense (note 5)	(18,100)	(58,908)	(249,000)	(86,719)
Gain (loss) on settlement of debt	8,997	-	18,204	-
Total other income (expense)	(9,103)	(58,908)	(230,796)	(86,719)

Net Loss	$(811,659)	$(192,185)	$(2,035,178)	$(344,451)

Loss per Share (basic and diluted)	$(0.08)	$(0.08)	$(0.27)	$(0.15)
Weighted Average Number of Shares (basic and diluted)	9,827,576	2,466,875	7,505,625	2,360,511

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the six Months Ended June 30, 2021 and 2020

(Unaudited)

	2021	2020
Operating Activities
Net Loss	$(2,035,178)	$(344,451)
Adjustments to reconcile net loss to net cash from operating activities:
Shares and warrants issued for services	1,106,025	69,210
Depreciation and amortization	38,014	13,157
Interest on lease liability	6,704	2,789
Accrued interest	24,691	-
Amortization of debt discount	-	42,038
Amortization on OID interest	211,340	3,735
Gain on settlement of debt	(18,203)	-
	(666,607)	(213,522)
Changes in operating assets and liabilities (note 8)	(329,319)	(16,031)
Net cash used in operating activities	(995,926)	(229,553)

Cash Flows from Investing Activities
Repayment of lease liability	(35,063)	-
Loan receivable	(5,507)	-
Purchase of investment	-	(8,764)
Purchase of intangible assets	(23,700)	-
Purchase of property and equipment	(257,305)	-
Net cash used in investing activities	(321,575)	(8,764)

Financing Activities
Proceeds from issuance of common shares, net of issuance cost	6,928,617	-
Proceeds from warrant exercise	5,636,505	-
Proceeds from loan payable	-	60,836
Repayment of loan payable	(62,905)	-
Proceeds from promissory notes	-	182,500
Shareholder assumption of debt	(25,931)	4,099
Net cash provided by financing activities	12,476,286	247,435
Change in cash	11,158,785	9,118
Cash and cash equivalents - beginning of year	1,107,812	11,993
Cash and cash equivalents end of year	$12,266,597	$21,111
Supplemental disclosure of cash flow information:
Interest paid	$9,737	$7,400
Supplemental Disclosure of non-cash investing and financing Activities
Purchase of software	$212,671	$-
Shares issued to service providers	$549,470	$-
Cashless warrant exercise	$51,901	$-
Shares issued for share subscriptions payable	$430,000	$1,035,660
Conversion of convertible promissory note to common stock	$368,320	$-
Convertible promissory note – equity discount	$-	$182,500
Convertible promissory note – original issue discount	$-	$16,215
Conversion of preferred stock to common stock	$171	$-
Reverse stock split	$21,182	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended June 30, 2020 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at April 1, 2020	-	-	2,450,329	$245	$9,797,341	$(1,577)	$1,315,923	$(11,830,679)	$(8,580)	$(727,327)
Issuance for prepaid services	-	-	78,667	8	136,792	-	-	-	-	136,800
Issuance for prepaid services and subscriptions payable	-	-	107,500	11	67,177	-	(67,188)	-	-	-
Issuance of Series A Preferred Stock	1,000	1	-	-	89	-	-	-	-	90
Net loss	-	-	-	-	-	-	-	(192,185)	-	(192,185)
Balance at June 30, 2020	1,000	$1	2,636,496	$264	$10,001,399	$(1,577)	$1,248,735	$(12,022,864)	$(8,580)	$(782,622)

Balance at April 1, 2021	1,000	$1	8,138,199	$814	$22,554,768	$(1,577)	$372,131	$(14,089,552)	$(8,580)	$8,828,005
Conversion of preferred stock to common stock	(900)	(1)	1,717,535	172	(171)	-	-	-	-	-
Consulting Service for share subscriptions	-	-	-	-	-	-	225,923	-	-	225,923
Issuance for services and subscriptions payable	-	-	97,100	9	585,363	-	-	-	-	585,372
Share issuance cost	-	-	-	-	(64,824)	-	-	-	-	(64,824)
Issuance of shares from private placement	-	-	516,000	52	1,031,948	-	(32,000)	-	-	1,000,000
Warrant exercise (note 14)	-	-	581,404	58	2,325,556	-	378,785	-	-	2,704,399
Loan repayment (note 11)	-	-	98,054	10	176,490	-	(111,610)	-	-	64,890
Net loss	-	-	-	-	-	-	-	(811,659)	-	(811,659)
Balance at June 30, 2021	100	-	11,148,293	$1,116	$26,609,129	$(1,577)	$833,229	$(14,901,211)	$(8,580)	$12,532,106

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

For the Six Months Ended June 30, 2020 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2020	-	-	2,095,340	$210	$8,646,404	$(1,577)	$2,159,395	$(11,678,413)	$(8,580)	$(882,561)
Issuance for prepaid services	-	-	78,667	8	136,792	-	-	-	-	136,800
Issuance for prepaid services and subscriptions payable	-	-	107,500	11	67,177	-	57,812	-	-	125,000
Issuance of share subscriptions payable	-	-	222,942	22	510,978	-	(510,000)	-	-	-
Warrants issuance in connection to convertible promissory note (note 5 and 10)	-	-	-	-	59,110	-	-	-	-	59,110
Share issuance in connection to convertible promissory note (note 5)	-	-	22,500	2	123,388	-	-	-	-	123,390
Issuance for settlement of payables	-	-	109,548	11	457,461	-	(457,472)	-	-	-
Issuance of Preferred Stock	1,000	1	-	-	89	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(344,451)	-	(344,451)
Balance at June 30, 2020	1,000	$1	2,636,496	$264	$10,001,399	$(1,577)	$1,248,735	$(12,022,864)	$(8,580)	$(782,622)

Balance at January 1, 2021	1,000	$1	3,820,618	$382	$12,665,854	$(1,577)	$379,428	$(12,866,033)	$(8,580)	$169,475
Conversion of preferred stock to common stock	(900)	(1)	1,717,535	172	(171)	-	-	-	-	-
Consulting Service for share subscriptions	-	-	-	-	-	-	337,145	-	-	337,145
Issuance for services and subscriptions payable	-	-	413,158	42	1,155,238	-	(241,559)	-	-	913,721
Issuance of shares from Reg-A	-	-	1,502,409	150	3,003,171	-	(32,700)	-	-	2,970,621
Share issuance cost	-	-	-	-	(123,984)	-	-	-	-	(123,984)
Issuance of shares from private placement	-	-	2,040,990	204	4,081,776	-	-	-	-	4,081,980
Warrants issuance for services	-	-	-	-	37,000	-	-	-	-	37,000
Conversion of convertible promissory note to shares (note 5)	-	-	204,622	20	368,298	-	-	-	-	368,318
Cashless warrant exercise (note 14)	-	-	39,512	4	(4)	-	-	-	-	-
Warrant exercise (note 14)	-	-	1,311,394	131	5,245,460	-	390,915	-	-	5,636,506
Loan repayment (note 11)	-	-	98,054	10	176,492	-	-	-	-	176,502
Net loss	-	-	-	-	-	-	-	(2,035,178)	-	(2,035,178)
Balance at June 30, 2021	100	-	11,148,293	$1,116	$26,609,129	$(1,577)	$833,229	$(14,901,211)	$(8,580)	12,532,106

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Business Condition

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 13, 2021.

On May 21, 2021, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 20 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the NADAQ. The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021 and the FINRA corporate action was filed on August 3, 2021. FINRA declared the 1 for 20 reverse stock split effective on August 4, 2021. These condensed interim financial statements including, prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

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

As of June 30, 2021, the Company had working capital of $11,657,250 and an accumulated deficit of $14,901,211. As of June 30, 2021, the Company had cash and cash equivalents of $12,266,597. Based on its current operating plans, the Company believes it has sufficient level of funding for anticipated operations, capital expenditures and debt repayments for a period of at least 12 months from the issuance date of this Annual Report.

During the six month ended June 30, 2021 the Company through its Reg-A public offering, private placement offering, and exercises of warrants had raised in aggregate of approximately $12,700,000. In addition, as of August 2021 the Company has approximately 2,500,000 (50,000,000 pre-stock split) warrants exercisable at $4 ($0.20 pre-stock split) per warrant compare to an average share price of approximately $4.30 ($0.22 pre-stock split) per share, anticipating additional warrant exercises.

Based on the Company’s future operating plans, existing cash of $12,266,597 combined with possible warrants exercises of approximately $10,000,000; management believes the Company have sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

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

Property and Equipment – During the three month ended March 31, 2021 the Company purchased an automobile. As such the Company has updated its accounting policy of its capital assets. Capital assets are recorded at cost and are amortized using the straight-line method over the following estimated useful lives:

●	Automobile	5 years

3. Inventory

Inventory consists of the following at June 30, 2021 and December 31, 2020:
	2021	2020
Finished goods	$64,990	$32,358
Promotional items	552	552
Raw materials	7,893	7,893
Inventory	$73,435	$40,803
Prepaid inventory	$179,713	$-

4. Promissory Notes

The following tables shows the balance of the notes payable as of June 30, 2021 and December 31, 2020:

Balance as at December 31, 2019	$267,881
Reclassification	99,177
Balance as at December 31, 2020	$367,058
Repayment	(103,847)
Balance as at June 30, 2021	$263,211

During the year ended December 30, 2020, the Company reclassified $88,120 from accounts payable to promissory notes. The terms of the note is under negotiation and is currently due on demand.

During the year ended December 30, 2020, the Company reclassified a debit balance of $11,058 from notes payable to other receivable.

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $73,452 ($123,231 Canadian Dollars). During the year ended December 31, 2018, the Company issued two additions to the original unsecured promissory note of July 2016, totaling $22,639 ($30,884 Canadian dollars). The secured promissory note bears interest at a rate of 18% per annum. The payment terms of the original note including these additions are due “upon completion of going public on the Canadian Securities Exchange, with no change in interest rate. The secured promissory note is secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of the secured promissory notes to be due on April 1, 2021. As at June 30, 2021, principal balance owing was $96,091 ($123,231 Canadian Dollars) (December 31, 2020 - $96,091 ($123,231 Canadian Dollars)). As of June 30, 2021, the accrued interest on this note payable was $57,582 ($75,102 Canadian Dollars) (December 31, 2020 - $48,770 ($64,102 Canadian Dollars)) included in accounts payable and accrued liabilities. As of June 30, 2021, the Company and the secured promissory note holder are in dispute.

During the year ended December 31, 2016, the Company issued secured promissory notes in the amount of $79,000. The secured promissory notes bears interest at a rate of 18% per annum, payable monthly. The secured promissory notes are secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of all secured promissory notes to be due on April 1, 2021. As at June 30, 2021 principal balance owing was $79,000 (December 31, 2020 - $79,000). As of June 30, 2021, the accrued interest on this note payable was $38,032 (December 31, 2020 – $31,000) included in accounts payable and accrued liabilities. As of June 30, 2021, the Company and the secured promissory note holder are in dispute.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $53,848 ($67,700 Canadian Dollars). The secured promissory notes were due in October and November 2018 and bears interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019, the Company extended the maturity date of the secured promissory notes to November 3, 2020. During the six months ended June 30, 2021, the Company and promissory note holders reached an agreement to repay $62,905 ($80,108 Canadian Dollars) for outstanding principal of $53,848 and interest of $14,740. As a result of the Company recognized a gain on settlement of debt of $5,682. As of June 30, 2021 the secured promissory notes has been repaid in full.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

4. Promissory Notes (continue)

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $60,000. The secured promissory notes are due in August and November 2018 and bear interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019 the Company extended the maturity dates of this secured promissory note to November 3, 2020. During the year ended December 31, 2019, the Company a principal repayment of $10,000. During the quarter ended June 30, 2021 the Company and secured promissory note holder agreed to repay all outstanding principal and interest through the issuance of 36,048 (720,966 pre-stock split) common shares valued at $0.09 per share. As at June 30, 2021, the Company had recorded principal and interest of $73,886 as a result of the share repayment the Company recognized a gain on settlement of $8,997. As of June 30, 2021 the secured promissory notes has been repaid in full.

The amounts repayable under promissory notes and secured promissory notes at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Balance owing	$263,211	$367,058
Less amounts due within one year	(263,211)	(367,058)
Long-term portion	$-	$-

5. Convertible Promissory Notes

On February 25, 2020, the Company entered into an agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which the Company issued to Leonite a secured convertible promissory note in the aggregate principal amount of $544,425 to be paid in tranches. As additional consideration for the purchase of the note, (I) the Company issued to Leonite 22,500 (450,000 pre-stock split) common shares, and (ii) the Company issued to Leonite a five-year warrant to purchase 45,000 (900,000 pre-stock split) common shares at an exercise price of $2.00 ($0.10 pre-stock split) per share (subject to adjustment), which may be exercised on a cashless basis. Refer to note 14 for warrant valuation.

The note carries an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. On February 28, 2020, the Company recorded $198,715, $182,500 principal and $16,215 original issue discount. On September 1, 2020 the Company recorded an additional $310,322, $285,000 principal and $25,322 original issue discount. As of June 30, 2021, the Company has recorded $509,037, $467,500 principal and $41,537 original issue discount. Furthermore, the Company issued 22,500 (450,000 pre-stock split) shares of common stock valued at $123,390 and a debt-discount related to the warrants valued at $344,110. During the year ended December 31, 2020 Leonite converted $226,839 of convertible promissory note into 126,022 ( 2,520,434 pre-stock split) common shares at $1.80 ($0.09 pre-stock split) per share. The original value of the convertible note converted was $182,565 as a result the Company recognized a loss of $44,274 on settlement of debt. During the six months ended June 30, 2021 Leonite converted its remaining outstanding principal and interest into common share. Leonite received 204,622 (4,092,431 pre-stock split) common shares at $1.80 ($0.09 pre-stock split) per share valued at $368,319. The original value of the convertible note converted including interest was $325,667. As a result the Company recognized a loss of $42,651 on settlement of debt. In connection with the settlement the Company expensed the remaining $148,027 of the original debt discount to interest expense. As of June 30, 2021 the convertible promissory note has been repaid in full.

The Company amortized $58,146 (2020 - $11,677) of financing costs related to the shares and warrants for the six months ended June 30, 2021. The remaining net balance of the note at June 30, 2021 is $0 (2020 - $12,715) comprised of principal of $0 (2020 - $183,538) and net of unamortized debt discount of $0 (2020 - $170,823).

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Shareholders’ Equity (Deficit)

During the six months ended June 30, 2021 the Company issued a total of 1,502,409 (30,048,199 pre-stock split) common shares relating to the Reg-A public offering. Of the shares issued 15,500 (312,000 pre-stock split) common shares valued at $31,200 were from share subscription payable and 750 (15,000 pre-stock split) common shares were cancelled and refunded valued at $1,500. The Company incurred share issuance cost of $123,984.

During the same period 1,409,123 (28,182,451 pre-stock split) Reg-A public offering warrants were exercised for 1,409,122 (28,182,451 pre-stock split) common shares. As of June 30, 2021 1,311,394 (26,227,876 pre-stock split) common shares were issued valued at $5,245,592. Subsequent to June 30, 2021 the remaining 97,729 (1,954,575 pre-stock split) common shares valued at $390,915 were issued.

During the six months ended June 30, 2021 the Company raised $4,081,980 through private placement offerings for 2,040,990 (40,819,800 pre-stock split) common shares and warrants.

During the six months ended June 30, 2021 the Company entered into consulting agreements with third party consultants for 370,000 (7,400,000 pre-stock split) shares of common stock valued at $1,588,000 for consulting services. The services will be expensed throughout the term of the agreement as the Company accrues the stock payable. As of June 30, 2021 the Company recorded $337,145 in share subscriptions payable.

During the six months ended June 30, 2021 the Company issued 259,808 (5,196,154 pre-stock split) common shares valued at $741,159 for consulting services, $241,559 were issued from share subscriptions payable. During the same period the Company issued 150,000 (3,000,000 pre-stock split) common shares valued at $390,000 for consulting services. During the same period the Company issued 3,350 (67,000 pre-stock split) common shares for employee compensation valued at $24,121.

During the six months ended June 30, 2021 the Company entered into a loan settlement agreement with a loan holder to issue 62,006 (1,240,111 pre-stock split) common shares at $1.80 ($0.09 pre-stock split) per share for all outstanding loan principal and interest valued at $111,611. As of the date of the settlement the Company had $157,787 loan payable, resulting in the Company recognized a gain on settlement of $46,176. Refer to note 11. As of June 30, 2021 the Company issued 62,006 (1,240,111 pre-stock split) common shares.

During the six months ended June 30, 2021 the Company entered into a promissory notes payable settlement agreement with a note holder to issue 36,048 (720,996 pre-stock split) common shares valued at $1.80 ($0.09 pre-stock split) per share for a total value of $64,891. As of the date of the settlement the Company had $73,886 promissory notes payable, resulting in the Company recognized a gain on settlement of $8,997. Refer to note 4. As of June 30, 2021 the Company issued 36,048 (720,966 pre-stock split) common shares.

During the six months ended June 30, 2021 the Company entered into a settlement agreement with the convertible promissory note holder to settle all outstanding principal and interest. The Company issued 204,622 (4,092,431 pre-stock split) common shares at $1.80 ($0.09 pre-stock split) per share valued at $368,318. As of the date of the settlement the Company had $325,667 convertible promissory note, resulting in the Company recognized a loss of $42,651 on settlement of debt. During the same period the convertible promissory note holder exercised 39,512 (790,243 pre-stock split) warrants on a cashless basis for 39,512 (790,243 pre-stock split) common shares. Refer to note 5 and 14.

During the six months ended June 30, 2021 the Company issued 1,717,535 (34,350,697 pre-stock split) common shares to Steve Rossi, the Company’s Chief Executive Officer and Director, in connection with his Employment Agreement in consideration for Mr. Rossi agreeing to amend the Series A Certificate of Designation to eliminate the Series A Preferred Stock conversion rights and returning 900 Series A Preferred Stock to the Company.

During the six-months ended June 30, 2020 the Company issued 66,667 (1,333,333 pre-stock split) and 12,000 (240,000 pre-stock split) common shares at $1.80 ($0.09 pre-stock split) and $1.40 ($0.07 pre-stock split) per share for $120,000 and $16,800 respectively for prepaid advertising services. As of June 30, 2020 the Company has expensed $6,620 from prepaid expenses.

During the six-months ended June 30, 2020 the Company entered into a share subscription agreement with a consultant of the Company for 200,000 (4,000,000 pre-stock split) common shares valued at $125,000 for prepaid consulting services. As of June 30, 2020 the Company issued 107,500 (2,150,000 pre-stock split) shares with a value of $67,188. As of June 30, 2020 the Company has expensed $62,500 from prepaid expenses.

During the six-months ended June 30, 2020 the Company issued a consultant 200,000 (4,000,000 pre-stock split) common shares of subscription payable with a value of $456,000 relating to the anti-dilution feature triggered on March 5, 2019.

During the six-months ended June 30, 2020 the Company issued 22,942 (458,834 pre-stock split) common shares pursuant to a subscription payable with a value of $55,000.

During the six-months ended June 30, 2020 the Company issued 22,500 (450,000 pre-stock split) shares in connection with the issuance of convertible promissory note (note 5) at $5.40 ($0.27 pre-stock split) per share.

During the six-months ended June 30, 2020 the Company entered into a settlement to fulfill a debt purchase agreement entered in 2017 for 134,049 (2,680,981 pre-stock split) shares valued at $138,818. As of June 30, 2020 the Company has issued 109,548 (2,190,959 pre-stock split) shares.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Shareholders’ Equity (Deficit) (continued)

During the six-months ended June 30, 2020, Steven Rossi (the Company’s CEO) was issued 1,000 Series A Preferred Shares at $0.09 per share equal to 299,000 common shares voting rights.

As of June 30, 2021, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regards to the Company’s residual assets. During 2021, the Company was authorized to issue 100 shares of its Series A and 100,000 Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 0 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock, per share of preferred stock.

7. Related Party Transactions

During the six months ended June 30, 2021, the Company recorded salaries expense of $77,026 (2020 - $31,837) related to services rendered to the Company by its CEO.

During the six months ended June 30, 2021 the Company repaid $36,494 to the Company’s CEO and director. During the same period the Company’s CEO and director paid on behalf of the Company’s operating expense of $10,563 for a total net transaction $25,931. As of June 30, 2021 the Company has a receivable from related party of $2,538.

During the six months ended June 30, 2021 the Company paid a director of the Company $50,000 for services rendered from 2015 to 2020.

During the six months ended June 30, 2021, the Company paid $59,203 to a U.S.-based corporation which the Company’s CEO and director is also a stockholder.

8. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the six months ended June 30, 2021 and 2020 are as follows:

	2021	2020
Decrease (increase) in accounts receivable	$16,504	$(35,406)
Decrease (increase) in other receivable	116,997	9,657
Decrease (increase) in inventory and prepaid inventory	(212,344)	60,136
Decrease (increase) in prepaid expenses and deposits	(220,841)	(20,925)
Increase (decrease) in lease liability	1,823	(14,390)
Increase (decrease) in payroll taxes payable	2,970	(14,061)
Increase (decrease) in accounts payable and accrued liabilities	(34,428)	(1,042)
Changes in operating assets and liabilities	$(329,319)	$(16,031)

9. Commitments and contingencies

During the six months ended June 30, 2021 the Company entered into an amended agreement to reserve an additional 150,000 (7,500 post split) common shares for consulting services. During the year ended December 31, 2020 the Company entered into an agreement with a third-party advisor to reserve for issuance 100,000 (5,000 post split) common shares for consulting services. As of June 30, 2021, 12,500 (250,000 pre-stock split) common shares were issued to the third party.

During the year ended December 31, 2020 the Company (defendant) is currently in an ongoing legal proceeding with a promissory notes payable holder (plaintiff). As June 30, 2021, the outcome of the legal proceeding is uncertain.

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

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10. Lease Liabilities

During the six months ended June 30, 2021 the Company entered into a second lease agreement for warehouse space to commence on June 1, 2021 and end on May 31, 2024 with monthly lease payments of $19,910. During the year ended December 31, 2019, the Company signed a lease agreement for warehouse space to commence on August 1, 2019 and end on July 31, 2022 with monthly lease payments of $2,221.

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

The Company’s right-of-use asset for the six months ended June 30, 2021 as follows:

2021
Right-of-use asset	$631,753

Current lease liability	$213,775
Long-term lease liability	$420,369

The components of lease expense are as follows:

	June 30, 2021	June 30, 2020
Amortization of right-of-use	$28,927	$10,540
Interest on lease liability	$6,704	$2,789
Total lease cost	$35,631	$13,329

Maturities of lease liability are as follows:

Future minimum lease payments as of June 30, 2021,

2021 (remainder of year)	132,788
2022	254,469
2023	238,918
2024	99,549
Total future minimum lease payments	725,724
Less: amount representing interest	(91,580)
Present value of future payments	634,144
Current portion	213,775
Long term portion	$420,369

11. Loan payable

During the year ended December 31, 2020 the Company received loans of $32,439, $10,000 and $108,000 from a unrelated third party with an interest rate of 10% per annum with a maturity date of December 31, July 22 and August 31, 2021 respectively. During the six months ended June 30, 2021 the Company agreed to repay the outstanding principal and interest through the issuance of 62,006 (1,240,111 pre-stock split) common shares at $1.80 ($0.09 pre-stock split) per share. During the six month ended June 30, 2021, the Company accrued interest expense of $1,319 (2020 - $0). As of the date of the settlement agreement the Company had $150,439 principal and $7,348 interest outstanding, resulting in the Company recognizing a gain on settlement of $8,997 for the six month period ended June 30, 2021.

During the year ended December 31, 2020 the Company received $28,387 ($40,000 CDN) interest free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2022 will result in loan forgiveness of 25 percent. As of March 31, 2021 loan payable outstanding is $28,387 ($40,000 CDN).

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

12. Government Assistance

The Government of Canada is currently providing funding through the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs in order to provide financial relief to Canadian businesses affected by COVID-19. The CEWS program provides a reimbursement of salaries for eligible employers based on a decrease in revenues. The CERS program provides a reimbursement of rent expenses paid by eligible parties based on a decrease in revenues. During the three and six months ended June 30, 2021, the Company recognized CEWS of $51,606 ($63,905 CDN) and CERS of $4,971 ($6,000 CDN) as a reduction in general and administrative on the condensed consolidated statements of Operations.

13. Loss per Share

For the three and six months ended June 30, 2021, loss per Share is $(0.08) and $(0.27) (basic and diluted), compared to the three and six months ended June 30, 2020, of $(0.08) and $(0.15) (basic and diluted). Using the weighted average number of shares of 9,827,576 and 7,505,625 (basic and diluted) for the three and six months ended June 30, 2021 and 2,466,875 and 2,360,511 (basic and diluted) for the three and six months ended June 30, 2020.

There are 299,000,000 shares authorized, 11,148,292 and 2,636,496 shares issued and outstanding, as at June 30, 2021 and 2020 respectively. As of June 30, 2021, the Company has 619,395 shares to be issued. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share”. Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As at June 30, 2021 the Company has 2,961,580 warrants convertible to 5,002,570 common shares for a total underlying common shares of 5,002,570. At June 30, 2020 the Company has 45,000 warrants convertible to 45,000 common shares and convertible promissory note convertible to 110,397 common shares for a total underlying common shares of 155,397.

14. Warrants

During the six months ended June 30, 2021, a total of 1,448,635 (28,972,694 pre-stock split) warrants were exercised for 1,448,635 (28,972,694 pre-stock split) common shares. 1,409,122 (28,182,451 pre-stock split) warrants were exercised at $4.00 ($0.20 pre-stock split) per share, the remaining 39,512 (790,243 pre-stock split) warrants were exercised on a cashless basis, refer to note 5. As of June 30, 2021 1,350,906 (27,018,120 pre-stock split) common shares were issued with the remaining 97,729 (1,954,575 pre-stock split) common shares issued subsequent to the period ended.

During the six months ended June 30, 2021, the Company issued 1,502,410 (30,048,199 pre-stock split) and 2,040,990 (40,819,800 pre-stock split) warrants convertible to 1 and 2 common shares each exercisable for a period of 12 and 18 months respectively. The warrants were issued in connection with the Reg-A public offering and private placement offering respectively. The exercise price of the warrants is $4.00 ($0.20 pre-stock split) per share.

During the six months ended June 30, 2021 the Company and warrant holder reached an agreement to amend a previous warrant agreement. The Company will issue an additional 150,000 warrants for a total of 250,000 warrants. The exercisable period of the warrants was also amended to a period of five years beginning on January 14, 2021. The warrants are convertible to 1 common share each exercisable at $2 per share.

As of June 30, 2021, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$4.00	563	0.42	December 1, 2021
$4.00	29,568	0.55	February 24, 2022
$40.00	12,500	4.55	January 14, 2026
$2.00	247	3.66	February 25, 2025
$2.40	3,125	3.72	March 20, 2025
$4.00	102,050	1.25	October 1, 2022
	148,079	1.76

	June 30, 2021		December 31, 2020
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	716,815	$4.00	-	$-
Issuance	3,643,400	$4.20	716,815	$4.00
Exercise	(1,448,635)	$(4.00)	-	$-
Balance, end of period	2,961,580	$4.20	716,815	$4.00

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

15. COVID-19

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

Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or mining production activities or the ore and mining industry or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The management and board of the Company is constantly monitoring this situation to minimize potential losses

16. Subsequent Events

The Company has evaluated subsequent events through August 16, 2021 which is the date the financial statements were available to be issued and the following events after year end occurred:

●	On May 21, 2021, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 20 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the NADAQ. The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021 and the FINRA corporate action was filed on August 3, 2021. FINRA declared the 1 for 20 reverse stock split effective on August 4, 2021. These condensed interim financial statements including, prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

●	On August 3, 2021 immediately following the share consolidation the anti-dilution feature dated January 1, 2021 came into effect. As part of the anti-dilution feature the Company is obligated to issue an additional 237,500 shares at $0.37 per share for a total of $86,688. The Company recognized a non-cash deemed dividend of $86,688 to retain earnings and share subscriptions payable.

●	Subsequent to quarter ended June 30, 2021, 207,425 (4,148,500 pre-stock split) warrants were exercised for 207,425 (4,148,500 pre-stock split) common shares valued at $829,700.

●

On August 6, 2021 the Company closed on a public offering whereby 3,272,727 Units were sold to Maxim Group LLC at a price of $5.12 per Unit. Each Unit consisted of one (1) share of common stock and one (1) warrant to purchase common stock at an exercise price of $6.05 per share. In addition, 490,909 warrants to purchase common stock were issued to the underwriter pursuant to the over-allotment option.

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

During the six months ended June 30, 2021, aspects of the Company’s business continued to be affected by the COVID-19 pandemic with respect to its manufacturing practices and sales. Combined with decreased consumer confidence, Management expects the Company to generate less revenues than in previous periods.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

Revenue

For the three months ended June 30, 2021, revenue generated from sales was $186,239, compared to $66,102 for the three months ended June 30, 2020. Total revenues increased by approximately 182% compared to the same period in the prior year.

Revenue increased for the three months ended June 30, 2021 compared to the same period the prior year due to [_______________].

For the three months ended June 30, 2021 total revenues generated in Canada increased by 7,906% from $546 in the prior period to $43,713. For the three months ended June 30, 2021, total revenue generated in the United States increased by 135% from $65,556 in the prior period to $153,775. The increase in revenue generated in Canada and United States can be attributed to the Company’s focus on enhancing its manufacturing and logistics supply chain for the introduction of new products into the market [IS THIS TRUE]

For the three months ended June 30, 2021, online revenues increased by 138% from $64,597 in the prior period to $153,810. Online revenue accounted for 78% of total revenue for the three months ended June 30, 2021 compared to 95.4% for the same period in 2020.

For the three months ended June 30, 2021, revenues based on distributors were $43,378 compared to $93 for the same period in 2020.

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

Cost of Sales

For the three months ended June 30, 2021 cost of sales increased by 133% from $58,883 in the prior period to $137,333. Cost of sales, as a percentage of sales, was approximately 74% for three months ended June 30, 2021 compare to 89% for the same period in 2020, respectively. The increase in cost of sales was primarily due to increased sales for the three months ended June 30, 2021 compare to the same prior period.

Shipping and freight costs accounted for 26% of total cost of sales during the three months ended June 30, 2021, compared to 28% for the same period in 2020. The decrease in the percentage of the cost of sales was due to [_____].

Gross Margin

Gross margin percentage for the three months ended June 30, 2021 was 26% compared to 11% for the same period in 2020. The increase in gross margin reflects the Company’s focus on enhancing its manufacturing and logistics supply chain in decreasing cost of sales.

Operating Expenses

Operating expenses increased for the three months ended June 30, 2021 by $710,966 from $140,496 in the prior periods to $851,462.

●	General and administrative expense increased by $259,198 from $12,824 in the prior period to $272,022. The increase related to research and development and salaries as the Company seeks to expand its operations and products.
●	The Company realized a loss on foreign exchange of $3,799 during the three months ended June 30, 2021, a increase of $3,517 compared to $282 during the prior period. The increase on loss on foreign exchange can be attributed to operating expenses denominated in the Canadian Dollar.
●	Professional fees which include accounting, legal and consulting fees, increased from $119,469 for the three months ended June 30, 2020 to $410,485 for the three months ended June 30, 2021. The increase was due to the employment of various third party consultants to help expand the Company’s business operations.

Other Income and Expenses

Other income and expenses for the three months ended June 30, 2021 was $18,100 compared to $58,908 the prior period, a decrease of $40,808. The difference can be attributed to the Company’s increased interest expense [IS THIS TRUE?].

Net Loss

Net loss for the three months ended June 30, 2021 was $811,659 compared to $192,185 for the three months ended June 30, 2020, a change of $619,474 or 322%. The increase in the net loss can be attributed to the increase of various operating expenses as the Company focuses on expanding its operations, research and development and supply chain.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

Revenue

For the six months ended June 30, 2021, revenue generated from sales was $193,889, compared to $107,129 for the six months ended June 30, 2020. Total revenues increased by approximately 81% compared to the same period in the prior year.

Revenue increased for the six months ended June 30, 2021 compared to the same period the prior year due to [_______________].

For the six months ended June 30, 2021 total revenues generated in Canada increased by 265% from $11,815 in the prior periods to $43,078. For the six months ended June 30, 2021, total revenue generated in the United States increased by 69% from $95,314 in the prior period to $161,465. The increase in revenue generated in Canada and United States can be attributed to the Company’s focus on enhancing its manufacturing and logistics supply chain for the introduction of new products into the market.

For the six months ended June 30, 2021, online revenues increased by 93% from $83,654 in the prior period to $161,519. Online revenue accounted for 79% of total revenue for the six months ended June 30, 2021 compared to 83% for the same period in 2020.

For the six months ended June 30, 2021, revenues based on distributors were $[__] compared to $11,355 for the same period in 2020.

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

Cost of Sales

For the six months ended June 30, 2021 cost of sales increased by 130% from $85,894 in the prior periods to $197,554. Cost of sales, as a percentage of sales, was approximately 102% for six months ended June 30, 2021 compared to 80% for the same periods in 2020, respectively. The increase in cost of sales was primarily due to increased sales for the three and six months ended June 30, 2021 compare to the same prior period.

Shipping and freight costs accounted for 35% of total cost of sales during the six months ended June 30, 2021, compared to 23% for the same period in 2020. The increase in the percentage of the cost of sales was due to increased sales correlating in increased shipping expenses.

Gross Margin

Gross margin percentage for the six months ended June 30, 2021 was negative 2% compared to 20% for the same period in 2020. The decrease in gross margin reflects [_______] .

Operating Expenses

Operating expenses increased for the six months ended June 30, 2021 by $1,521,750 from $278,967 in the prior periods to $1,800,717.

●	General and administrative expense increased by $359,576 from $46,730 in the prior period to $406,306. The increase related to research and development and salaries as the Company seeks to expand its operations and products.
●	The Company realized a loss on foreign exchange of $9,005 during the six months ended June 30, 2021, a decrease of $16,449 compared to a gain of $7,444 during the prior period. The increase on loss on foreign exchange can be attributed to operating expenses denominated in the Canadian Dollar.
●	Professional fees which include accounting, legal and consulting fees, increased from $228,934 for the six months ended June 30, 2020 to $1,057,599 for the six months ended June 30, 2021. The increase was due to the employment of various third party consultants to help expand the Company’s business operations.

Other Income and Expenses

Other income and expenses for the six months ended June 30, 2021 was $249,000 compared to $86,719 the prior period, an increase of $162,281. The difference can be attributed to the Company’s increased interest expense.

Net Loss

Net loss for the six months ended June 30, 2021 was $2,035,178 compared to $344,451 for the six months ended June 30, 2020, a change of $1,690,727 or 491%. The increase in the net loss can be attributed to the increase of various operating expenses as the Company focuses on expanding its operations, research and development and supply chain.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, the Company had $12,266,597 in cash and cash equivalents. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities.

Since the Company’s acquisition of Worksport in fiscal 2014, it has never generated a profit.

As of June 30, 2021 the Company had an accumulated deficit of $14,901,211.

Cash Flow Activities

Accounts receivable increased at June 30, 2020 by $35,406 and decreased at June 30, 2021 by $16,504. The decrease was due to the Company’s collection of receivables from customers. Other receivable decreased at June 30, 2021 and 2020 by $116,997 and $9,657 respectively, due to funds received from a sales tax refund and capital raised in the Reg-A offering.

Inventory decreased at June 30, 2020 by $60,136 and increased at June 30, 2021 by $212,344. Prepaid expenses increased by $220,841 at June 30, 2021 and increased at June 30, 2020 by $20,925, due to increased consulting and marketing expenditures during the quarter ended June 30, 2021.

Accounts payable and accrued liabilities decreased at June 30, 2021 and 2020 by $34,428 and $1,042 respectively.

Cash increased from $21,111 at June 30, 2020 to $12,266,597 at June 30, 2021, an increase of $12,245,486 or 58,005%. The increase in cash was primarily due to its warrants exercised, Reg A and private placement offerings which generated of approximately $12,300,000.

As of June 30, 2021, the Company had current assets of $13,120,449 and current liabilities of $1,684,764.

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2021 was $995,925, compared to $229,553 in the prior period. The primary difference was due to the issuance of shares and warrants for services.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $321,575 compared to $8,764 in the prior period. The increase in investing activities was primarily due to the purchase of property and equipment of $257,305 and the advance of $5,507 of a short term receivable.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021was $12,476,286 compared to $247,435 in the prior period.

During the six months ended June 30, 2021 the Company received $12,689,106 of proceeds from Reg-A public offering, private placement offering and exercises of warrants incurring share issuance cost of $123,984. During the six months ended June 30, 2021 the Company made repayment of $62,905 of promissory notes and repayment of $25,931 of shareholder loans.

During 2021, the Company intends to introduce several new tonneau covers as well as the TerraVis system. The Company anticipates that the introduction of these new products will improve the Company’s financial position.

Based on the Company’s future operating plans, existing cash of $12,266,597; management believes that the Company has sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

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

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the Form 10-K filed on April 13, 2021. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

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

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2021, the Company issued 12,500 (250,000 pre-stock split) shares of Common Stock and warrant to purchase 250,000 shares of Common Stock on or before January 1, 2026 at an exercise price of $2.00 per share to a third party for consulting services.

During the six months ended June 30, 2021 the Company issued 2,040,990 (40,819,800 pre-stock split) shares of common stock and warrants in a private offering for $4,081,980.

During  the six months ended June 30, 2021 the Company is committed to issued 370,000 (7,400,000 pre-stock split) shares of common stock to third party consultants pursuant to consulting agreements valued at $1,588,000.

During the six months ended June 30, 2021 the Company issued 259,808 (5,196,154 pre-stock split) shares of common stock to third party consultants valued at $741,159.

During the six months ended June 30, 2021 the Company issued 150,000 (3,000,000 pre-stock split) shares of common stock to third party consultants valued at $390,000.

During the six months ended June 30, 2021 the Company issued 62,006 (1,240,111 pre-stock split) shares of common stock pursuant to a settlement agreement with a note holder valued at $111,610.

During the six months ended June 30, 2021 the Company issued 204,622 (4,092,431 pre-stock split) shares of common stock pursuant to a settlement agreement with a note holder valued at $368,320. During the same period the convertible promissory note holder exercised 39,512 (790,243 pre-stock split) warrants on a cashless basis for 39,512 (790,243 pre-stock split) shares common stock.

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

WORKSPORT LTD.

Dated: August 16, 2021	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: August 16, 2021	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer and Accounting Officer

