Form 10-Q/A
period 2021-06-30
Worksport Ltd
filed 2021-08-17
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

With copies to:

Ross Carmel, Esq.

Philip Magri, Esq.

Carmel, Milazzo & Feil LLP

55 W 39th Street, 18th Floor

New York, NY 10018

Tel: 212-658-0458

Fax: 646-838-1314

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	WKSP	NASDAQ CAPITAL MARKET
Warrants	WKSPW	NASDAQ CAPITAL MARKET

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

As of August 16, 2021 11,453,446 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Worksport Ltd. for the period ended June 30, 2021, filed on August 16, 2021 (the “Form 10-Q”) for the sole purpose of amending non-material language contained in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment does not reflect events that may have occurred subsequent to the original filing date.

WORKSPORT LTD.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Worksport Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$12,266,597	$1,107,812
Accounts receivable net	106,283	122,787
Other receivable	56,348	167,836
Inventory (note 3)	73,435	40,803
Prepaid inventory (note 3)	179,713	-
Prepaid expenses and deposits	435,536	245,526
Related party receivable (note 7)	2,538	-
Total Current Assets	13,120,450	1,684,764
Investment	24,423	24,423
Property and Equipment, net	340,934	91,511
Right-of-use asset, net (note 10)	631,753	38,506
Intangible Assets, net	298,114	62,948
Total Assets	$14,415,674	$1,902,152

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$906,640	$971,667
Payroll taxes payable	51,186	48,216
Related party loan (note 7)	-	23,393
Promissory notes payable (note 4)	263,211	367,058
Convertible promissory note, net (note 5)	-	98,982
Loan payable (note 11)	28,387	184,854
Current lease liability (note 10)	213,775	23,883
Total Current Liabilities	1,463,199	1,718,053
Long Term – Lease Liability (note 10)	420,369	14,624
Total Liabilities	1,883,568	1,732,677

Shareholders’ Equity (Deficit)
Series A & B Preferred Stock, $0.0001 par value, 100,100 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 6)	-	1
Common stock, $0.0001 par value, 299,000,000 shares authorized, 11,148,292 and 3,820,618 shares issued and outstanding, respectively (note 6)	1,115	382
Additional paid-in capital	26,609,130	12,665,854
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	833,229	379,428
Accumulated deficit	(14,901,211)	(12,866,033)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity (Deficit)	12,532,106	169,475
Total Liabilities and Shareholders’ Equity (Deficit)	$14,415,674	$1,902,152

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

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the six Months Ended June 30, 2021 and 2020

(Unaudited)

	2021	2020
Operating Activities
Net Loss	$(2,035,178)	$(344,451)
Adjustments to reconcile net loss to net cash from operating activities:
Shares and warrants issued for services	1,106,025	69,210
Depreciation and amortization	38,014	13,157
Interest on lease liability	6,704	2,789
Accrued interest	24,691	-
Amortization of debt discount	-	42,038
Amortization on OID interest	211,340	3,735
Gain on settlement of debt	(18,203)	-
	(666,607)	(213,522)
Changes in operating assets and liabilities (note 8)	(329,319)	(16,031)
Net cash used in operating activities	(995,926)	(229,553)

Cash Flows from Investing Activities
Loan receivable	(5,507)	-
Purchase of investment	-	(8,764)
Purchase of intangible assets	(23,700)	-
Purchase of property and equipment	(257,305)	-
Net cash used in investing activities	(286,512)	(8,764)

Financing Activities
Repayment of lease liability	(35,063)	-
Proceeds from issuance of common shares, net of issuance cost	6,928,617	-
Proceeds from warrant exercise	5,636,505	-
Proceeds from loan payable	-	60,836
Repayment of loan payable	(62,905)	-
Proceeds from promissory notes	-	182,500
Shareholder assumption of debt	(25,931)	4,099
Net cash provided by financing activities	12,441,223	247,435
Change in cash	11,158,785	9,118
Cash and cash equivalents - beginning of year	1,107,812	11,993
Cash and cash equivalents end of year	$12,266,597	$21,111
Supplemental disclosure of cash flow information:
Interest paid	$9,737	$7,400
Supplemental Disclosure of non-cash investing and financing Activities
Shares issued for purchase of software	$212,671	$-
Shares issued to service providers	$1,192,279	$-
Cashless warrant exercise	$51,901	$-
Shares issued for share subscriptions payable	$76,830	$1,035,660
Shares issued for loan repayment	$174,500	$-
Conversion of convertible promissory note to common stock	$368,320	$-
Convertible promissory note – equity discount	$-	$182,500
Convertible promissory note – original issue discount	$-	$16,215
Conversion of preferred stock to common stock	$171	$-
Reverse stock split	$21,182	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended June 30, 2020 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at April 1, 2020	-	-	2,450,329	$245	$9,797,341	$(1,577)	$1,315,923	$(11,830,679)	$(8,580)	$(727,327)
Issuance for prepaid services	-	-	78,667	8	136,792	-	-	-	-	136,800
Issuance for prepaid services and subscriptions payable	-	-	107,500	11	67,177	-	(67,188)	-	-	-
Issuance of Series A Preferred Stock	1,000	1	-	-	89	-	-	-	-	90
Net loss	-	-	-	-	-	-	-	(192,185)	-	(192,185)
Balance at June 30, 2020	1,000	$1	2,636,496	$264	$10,001,399	$(1,577)	$1,248,735	$(12,022,864)	$(8,580)	$(782,622)

Balance at April 1, 2021	1,000	$1	8,138,199	$814	$22,554,768	$(1,577)	$372,131	$(14,089,552)	$(8,580)	$8,828,005
Conversion of preferred stock to common stock	(900)	(1)	1,717,535	172	(171)	-	-	-	-	-
Consulting Service for share subscriptions	-	-	-	-	-	-	225,923	-	-	225,923
Issuance for services and subscriptions payable	-	-	97,100	9	585,363	-	-	-	-	585,372
Share issuance cost	-	-	-	-	(64,824)	-	-	-	-	(64,824)
Issuance of shares from private placement	-	-	516,000	52	1,031,948	-	(32,000)	-	-	1,000,000
Warrant exercise (note 14)	-	-	581,404	58	2,325,556	-	378,785	-	-	2,704,399
Loan repayment (note 11)	-	-	98,054	10	176,490	-	(111,610)	-	-	64,890
Net loss	-	-	-	-	-	-	-	(811,659)	-	(811,659)
Balance at June 30, 2021	100	-	11,148,292	$1,115	$26,609,130	$(1,577)	$833,229	$(14,901,211)	$(8,580)	$12,532,106

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

For the Six Months Ended June 30, 2020 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2020	-	-	2,095,340	$210	$8,646,404	$(1,577)	$2,159,395	$(11,678,413)	$(8,580)	$(882,561)
Issuance for prepaid services	-	-	78,667	8	136,792	-	-	-	-	136,800
Issuance for prepaid services and subscriptions payable	-	-	107,500	11	67,177	-	57,812	-	-	125,000
Issuance of share subscriptions payable	-	-	222,942	22	510,978	-	(511,000)	-	-	-
Warrants issuance in connection to convertible promissory note (note 5 and 10)	-	-	-	-	59,110	-	-	-	-	59,110
Share issuance in connection to convertible promissory note (note 5)	-	-	22,500	2	123,388	-	-	-	-	123,390
Issuance for settlement of payables	-	-	109,548	11	457,461	-	(457,472)	-	-	-
Issuance of Preferred Stock	1,000	1	-	-	89	-	-	-	-	90
Net loss	-	-	-	-	-	-	-	(344,451)	-	(344,451)
Balance at June 30, 2020	1,000	$1	2,636,496	$264	$10,001,399	$(1,577)	$1,248,735	$(12,022,864)	$(8,580)	$(782,622)

Balance at January 1, 2021	1,000	$1	3,820,618	$382	$12,665,854	$(1,577)	$379,428	$(12,866,033)	$(8,580)	$169,475
Conversion of preferred stock to common stock	(900)	(1)	1,717,535	172	(171)	-	-	-	-	-
Consulting Service for share subscriptions	-	-	-	-	-	-	337,145	-	-	337,145
Issuance for services and subscriptions payable	-	-	413,158	42	1,155,238	-	(241,559)	-	-	913,721
Issuance of shares from Reg-A	-	-	1,502,409	150	3,003,171	-	(32,700)	-	-	2,970,621
Share issuance cost	-	-	-	-	(123,984)	-	-	-	-	(123,984)
Issuance of shares from private placement	-	-	2,040,990	204	4,081,776	-	-	-	-	4,081,980
Warrants issuance for services	-	-	-	-	37,000	-	-	-	-	37,000
Conversion of convertible promissory note to shares (note 5)	-	-	204,622	20	368,298	-	-	-	-	368,318
Cashless warrant exercise (note 14)	-	-	39,512	4	(4)	-	-	-	-	-
Warrant exercise (note 14)	-	-	1,311,394	131	5,245,460	-	390,915	-	-	5,636,506
Loan repayment (note 11)	-	-	98,054	10	176,492	-	-	-	-	176,502
Net loss	-	-	-	-	-	-	-	(2,035,178)	-	(2,035,178)
Balance at June 30, 2021	100	-	11,148,292	$1,115	$26,609,130	$(1,577)	$833,229	$(14,901,211)	$(8,580)	12,532,106

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

On May 21, 2021, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 20 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the NADAQ. The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021 and the FINRA corporate action was announced on August 3, 2021. FINRA declared the 1 for 20 reverse stock split effective on August 4, 2021. These condensed interim financial statements including, prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

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

Property and Equipment – During the six month ended June 30, 2021 the Company purchased an automobile. As such the Company has updated its accounting policy of its capital assets. Capital assets are recorded at cost and are amortized using the straight-line method over the following estimated useful lives:

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

During the same period 1,409,122 (28,182,451 pre-stock split) Reg-A public offering warrants were exercised for 1,409,122 (28,182,451 pre-stock split) common shares. As of June 30, 2021 1,311,394 (26,227,876 pre-stock split) common shares were issued valued at $5,245,592. Subsequent to June 30, 2021 the remaining 97,729 (1,954,575 pre-stock split) common shares valued at $390,915 were issued.

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

9. Commitments and contingencies

During the six months ended June 30, 2021 the Company entered into an amended agreement to reserve an additional 150,000 common shares for consulting services. During the year ended December 31, 2020 the Company entered into an agreement with a third-party advisor to reserve for issuance 100,000 common shares for consulting services. As of June 30, 2021, 12,500 (250,000 pre-stock split) common shares were issued to the third party.

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

The Company’s right-of-use asset for the six months ended June 30, 2021 and December 31, 2020 as follows:

	June 30, 2021	December 31, 2020
Right-of-use asset	$631,753	$38,506

Current lease liability	$213,775	$23,883
Long-term lease liability	$420,369	$14,624

The components of lease expense are as follows:

	June 30, 2021	June 30, 2020
Amortization of right-of-use	$28,927	$10,540
Interest on lease liability	$6,704	$2,789
Total lease cost	$35,631	$13,329

Maturities of lease liability are as follows:

Future minimum lease payments as of June 30, 2021,

2021 (remainder of year)	132,788
2022	254,469
2023	238,918
2024	99,549
Total future minimum lease payments	725,724
Less: amount representing interest	(91,580)
Present value of future payments	634,144
Current portion	213,775
Long term portion	$420,369

11. Loan payable

During the year ended December 31, 2020 the Company received loans of $32,439, $10,000 and $108,000 from a unrelated third party with an interest rate of 10% per annum with a maturity date of December 31, July 22 and August 31, 2021 respectively. During the six months ended June 30, 2021 the Company agreed to repay the outstanding principal and interest through the issuance of 62,006 (1,240,111 pre-stock split) common shares at $1.80 ($0.09 pre-stock split) per share. During the six month ended June 30, 2021, the Company accrued interest expense of $1,319 (2020 - $0). As of the date of the settlement agreement the Company had $150,439 principal and $7,348 interest outstanding, resulting in the Company recognizing a gain on settlement of $46,176 for the six month period ended June 30, 2021.

During the year ended December 31, 2020 the Company received $28,387 ($40,000 CDN) interest free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2022 will result in loan forgiveness of 25 percent. As of June 30, 2021 loan payable outstanding is $28,387 ($40,000 CDN).

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

The Company has evaluated subsequent events through August 16, 2021 which is the date the financial statements were available to be issued and the following events after year end occurred:

●	On May 21, 2021, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 20 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the NADAQ. The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021 and the FINRA corporate action was announced on August 3, 2021. FINRA declared the 1 for 20 reverse stock split effective on August 4, 2021. These condensed interim financial statements including, prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

●	On August 3, 2021 immediately following the share consolidation the anti-dilution feature dated January 1, 2021 came into effect. As part of the anti-dilution feature the Company is obligated to issue an additional 237,500 shares at $0.37 per share for a total of $86,688. The Company recognized a non-cash deemed dividend of $86,688 to retain earnings and share subscriptions payable.

●	Subsequent to quarter ended June 30, 2021, 207,425 (4,148,500 pre-stock split) warrants were exercised for 207,425 (4,148,500 pre-stock split) common shares valued at $829,700.

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

Revenue increased for the three months ended June 30, 2021 compared to the same period the prior year due to increased demand as Covid-19 restrictions were eased.

For the three months ended June 30, 2021 total revenues generated in Canada increased by 7,906% from $546 in the prior period to $43,713. For the three months ended June 30, 2021, total revenue generated in the United States increased by 117% from $65,556 in the prior period to $142,526. The increase in revenue generated in Canada and United States can be attributed to the easing of Covid-19 restrictions and the Company’s focus on acquiring new customers.

For the three months ended June 30, 2021, online revenues increased by 121% from $64,597 in the prior period to $142,561. Online revenue accounted for 77% of total revenue for the three months ended June 30, 2021 compared to 95.4% for the same period in 2020.

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

Shipping and freight costs accounted for 26% of total cost of sales during the three months ended June 30, 2021, compared to 28% for the same period in 2020. The decrease in the percentage of the cost of sales was due to the Company’s overall increase to cost of sales while maintaining comparable levels shipping and freight costs.

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

Other Income and Expenses

Other income and expenses for the three months ended June 30, 2021 was $9,103 compared to $58,908 the prior period, a decrease of $49,805. The difference can be attributed to the Company’s decrease in interest expense.

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

Revenue increased for the six months ended June 30, 2021 compared to the same period the prior year due to increased demand as Covid-19 restrictions were eased.

For the six months ended June 30, 2021 total revenues generated in Canada increased by 265% from $11,815 in the prior periods to $43,078. For the six months ended June 30, 2021, total revenue generated in the United States increased by 58% from $95,314 in the prior period to $150,811. The increase in revenue generated in Canada and United States can be attributed to the easing of Covid-19 restrictions and the Company’s focus on acquiring new customers.

For the six months ended June 30, 2021, online revenues increased by 93% from $83,654 in the prior period to $150,865. Online revenue accounted for 80% of total revenue for the six months ended June 30, 2021 compared to 83% for the same period in 2020.

For the six months ended June 30, 2021, revenues based on distributors were $42,724 compared to $11,355 for the same period in 2020.

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

Cost of Sales

For the six months ended June 30, 2021 cost of sales increased by 130% from $85,894 in the prior periods to $197,554. Cost of sales, as a percentage of sales, was approximately 102% for six months ended June 30, 2021 compared to 80% for the same periods in 2020, respectively. The increase in cost of sales was primarily due to increased sales for the six months ended June 30, 2021 compare to the same prior period.

Shipping and freight costs accounted for 35% of total cost of sales during the six months ended June 30, 2021, compared to 23% for the same period in 2020. The increase in the percentage of the cost of sales was due to increased sales correlating in increased shipping expenses.

Gross Margin

Gross margin percentage for the six months ended June 30, 2021 was negative 2% compared to 20% for the same period in 2020. The decrease in gross margin reflects the Company’s increased costs of procuring inventory as the Company seeks to gain greater control over its manufacturing process.

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

Other Income and Expenses

Other income and expenses for the six months ended June 30, 2021 was $230,796 compared to $86,719 the prior period, an increase of $144,077. The difference can be attributed to the Company’s increased interest expense.

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

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2021 was $995,926, compared to $229,553 in the prior period. The primary difference was due to the issuance of shares and warrants for services.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $286,512 compared to $8,764 in the prior period. The increase in investing activities was primarily due to the purchase of property and equipment of $257,305 and the advance of $5,507 of a short term receivable.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $12,441,223 compared to $247,435 in the prior period.

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

WORKSPORT LTD.

Dated: August 17, 2021	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: August 17, 2021	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer and Accounting Officer

