Form 10-Q
period 2021-09-30
Worksport Ltd
filed 2021-11-15
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-40681

Worksport Ltd.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	35-2696895
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

7299 E Danbro Cres.

Mississauga, Ontario, Canada L5N 6P8

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

As of November 15, 2021 16,871,486 shares of Common Stock outstanding.

WORKSPORT LTD.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Worksport Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash, restricted cash and cash equivalents	$29,002,627	$1,107,812
Restricted cash	1,917,850	-
Accounts receivable net	155,266	122,787
Other receivable	103,742	167,836
Inventory (note 3)	56,205	40,803
Prepaid inventory (note 3)	141,420	-
Prepaid expenses and deposits	5,360,043	245,526
Related party receivable (note 7)	25,468	-
Total Current Assets	36,762,621	1,684,764
Investment	24,423	24,423
Property and Equipment, net	800,970	91,511
Right-of-use asset, net (note 10)	573,862	38,506
Intangible Assets, net	442,458	62,948
Total Assets	$38,604,334	$1,902,152

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,171,010	$971,667
Payroll taxes payable	51,186	48,216
Related party loan (note 7)	-	23,393
Promissory notes payable (note 4)	263,211	367,058
Convertible promissory note, net (note 5)	-	98,982
Loan payable (note 11)	28,387	184,854
Current lease liability (note 10)	214,249	23,883
Total Current Liabilities	1,728,043	1,718,053
Long Term – Lease Liability (note 10)	368,431	14,624
Total Liabilities	2,096,474	1,732,677

Shareholders’ Equity (Deficit)
Series A & B Preferred Stock, $0.0001 par value, 100,100 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 6)	-	1
Common stock, $0.0001 par value, 299,000,000 shares authorized, 16,829,037 and 3,820,618 shares issued and outstanding, respectively (note 6)	1,683	382
Additional paid-in capital	53,279,583	12,665,854
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	288,930	379,428
Accumulated deficit	(17,052,179)	(12,866,033)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity (Deficit)	36,507,860	169,475
Total Liabilities and Shareholders’ Equity (Deficit)	$38,604,334	$1,902,152

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2021	2020	2021	2020

Net Sales	$93,408	$116,491	$287,297	$223,620
Cost of Goods Sold	81,810	94,134	279,364	180,028
Gross Profit (Loss)	11,598	22,357	7,933	43,592

Operating Expenses
General and administrative	517,735	50,836	924,041	97,566
Sales and marketing	433,905	59,122	761,712	69,869
Professional fees	1,111,098	280,413	2,168,697	509,347
(Gain) loss on foreign exchange	(11,175)	2,599	(2,170)	(4,845)
Total operating expenses	2,051,563	392,970	3,852,280	671,937
Loss from operations	(2,039,965)	(370,613)	(3,844,347)	(628,345)

Other Income (Expense)
Interest expense (note 5)	(26,114)	(190,103)	(275,114)	(276,822)
Interest income	1,798	-	1,798	-
Gain (loss) on settlement of debt	-	(44,274)	18,204	(44,274)
Total other income (expense)	(24,316)	(234,377)	(255,112)	(321,096)

Net Loss	$(2,064,281)	$(604,990)	$(4,099,459)	$(949,441)

Loss per Share (basic and diluted)	$(0.15)	$(0.21)	$(0.42)	$(0.38)
Weighted Average Number of Shares (basic and diluted)	13,983,567	2,857,443	9,688,668	2,527,364

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the nine Months Ended September 30, 2021 and 2020

(Unaudited)

	2021	2020
Operating Activities
Net Loss	$(4,099,459)	$(949,441)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	1,838,661	328,644
Depreciation and amortization	114,035	19,972
Interest on lease liability	21,633	3,983
Accrued interest	32,654	44,095
Amortization of debt discount	-	198,060
Amortization on OID interest	211,340	17,597
Loss (Gain) on settlement of debt	(18,204)	44,274
	(1,899,340)	(292,816)
Changes in operating assets and liabilities (note 8)	(132,626)	(89,536)
Net cash used in operating activities	(2,031,966)	(382,352)

Cash Flows from Investing Activities
Loan receivable	(5,506)	-
Purchase of investment	-	(8,765)
Purchase of intangible assets	(23,700)	-
Purchase of property and equipment	(734,883)	(7,962)
Net cash used in investing activities	(764,089)	(16,727)

Financing Activities
Repayment of lease liability	(85,339)	(25,352)
Proceeds from issuance of common shares, net of issuance cost	24,398,070	250,000
Proceeds from warrant exercise	8,407,755	-
Proceeds from loan payable	-	178,836
Repayment of loan payable	(62,905)	(16,150)
Proceeds from promissory notes	-	467,500
Shareholder assumption of debt	(48,861)	(615)
Net cash provided by financing activities	32,608,720	854,219
Change in cash	29,812,665	455,140
Cash, restricted cash and cash equivalents - beginning of year	1,107,812	11,993
Cash, restricted cash and cash equivalents end of period	$30,920,477	$467,133
Supplemental disclosure of cash flow information:
Interest paid	$9,737	$11,100
Supplemental Disclosure of non-cash investing and financing Activities
Shares issued for purchase of software	$357,603	$-
Shares issued to service providers	$791,029	$-
Cashless warrant exercise	$238,895	$-
Non-cash for prepaids	$5,953,950	$-
Shares issued from share subscriptions payable	$86,688	$1,626,415
Shares issued for loan repayment	$176,500	$-
Conversion of convertible promissory note to common stock	$368,318	$-
Convertible promissory note – equity discount	$-	$467,500
Convertible promissory note – original issue discount	$-	$41,537
Conversion of preferred stock to common stock	$171	$226,587
Reverse stock split	$21,182	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at July 1, 2020	1,000	$1	2,636,496	$264	$10,001,399	$(1,577)	$1,248,735	$(12,022,864)	$(8,580)	$(782,622)
Issuance for prepaid services	-	-	120,651	12	168,898	-	-	-	-	168,910
Issuance for prepaid services and subscriptions payable	-	-	179,801	18	590,737	-	(590,755)	-	-	-
Conversion of convertible promissory note to shares	-	-	126,022	12	226,826	-	-	-	-	226,839
Warrants issuance in connection to convertible promissory note	-	-	-	-	285,000	-	-	-	-	285,000
Warrant issuance for services	-	-	-	-	12,600	-	-	-	-	12,600
Issuance of subscriptions payable	-	-	-	-	-	-	250,000	-	-	250,000
Net loss	-	-	-	-	-	-	-	(604,990)	-	(604,990)
Balance at September 30, 2020	1,000	$1	3,062,970	306	11,285,460	$(1,577)	$907,980	$(12,627,854)	$(8,580)	$(444,263)

Balance at July 1, 2021	100	-	11,148,292	$1,115	$26,609,130	$(1,577)	$833,229	$(14,901,211)	$(8,580)	$12,532,106
Stock split provision	-	-	237,500	24	86,663	-	-	(86,687)	-	-
Issuance for services and subscriptions payable	-	-	1,120,000	112	5,972,603	-	(173,384)	-	-	5,799,331
Public offering	-	-	3,483,636	348	21,805,013	-	-	-	-	21,805,361
Share issuance cost	-	-	-	-	(4,335,908)	-	-	-	-	(4,335,908)
Warrant exercise (note 14)	-	-	839,609	84	3,142,082	-	(370,915)	-	-	2,771,251
Net loss	-	-	-	-	-	-	-	(2,064,281)	-	(2,064,281)
Balance at September 30, 2021	100	-	16,829,037	$1,683	$53,279,583	$(1,577)	$288,930	$(17,052,179)	$(8,580)	$36,507,860

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2020	-	-	2,095,340	$210	$8,646,404	$(1,577)	$2,159,395	$(11,678,413)	$(8,580)	$(882,561)
Issuance for services	-	-	120,651	12	168,898	-	-	-	-	168,910
Issuance for prepaid services and subscriptions payable	-	-	493,458	50	907,085	-	(645,335)	-	-	261,800
Issuance of subscriptions payable	-	-	-	-	-	-	250,000	-	-	250,000
Warrant issuance for service	-	-	-	-	12,600	-	-	-	-	12,600
Warrants issuance in connection to convertible promissory note (note 5)	-	-	-	-	344,110	-	-	-	-	344,110
Share issuance in connection to convertible promissory note (note 5)	-	-	22,500	2	123,388	-	-	-	-	123,390
Conversion of convertible promissory note to shares (note 5)	-	-	126,021	12	226,826	-	-	-	-	226,839
Issuance for settlement of payables	-	-	205,000	20	856,059	-	(856,080)	-	-	-
Issuance of Preferred Stock	1,000	1	-	-	90	-	-	-	-	90
Net loss	-	-	-	-	-	-	-	(949,441)	-	(949,441)
Balance at September 30, 2020	1,000	$1	3,062,970	$306	$11,285,460	$(1,577)	$907,980	$(12,627,854)	$(8,580)	$(444,263)

Balance at January 1, 2021	1,000	$1	3,820,618	$382	$12,665,854	$(1,577)	$379,428	$(12,866,033)	$(8,580)	$169,475
Stock split provision	-	-	237,500	24	86,663	-	-	(86,687)	-	-
Conversion of preferred stock to common stock	(900)	(1)	1,717,535	172	(171)	-	-	-	-	-
Issuance for services and subscriptions payable	-	-	1,533,158	154	7,127,841	-	(77,798)	-	-	7,050,197
Public offering	-	-	4,986,046	498	24,808,184	-	(32,700)	-	-	24,775,982
Share issuance cost	-	-	-	-	(4,459,892)	-	-	-	-	(4,459,892)
Issuance of shares from private placement	-	-	2,040,990	204	4,081,776	-	-	-	-	4,081,980
Warrants issuance for services	-	-	-	-	37,000	-	-	-	-	37,000
Conversion of convertible promissory note to shares (note 5)	-	-	204,622	20	368,298	-	-	-	-	368,318
Warrant exercise (note 14)	-	-	2,190,515	219	8,387,540	-	20,000	-	-	8,407,759
Loan repayment (note 4 and 11)	-	-	98,054	10	176,490	-	-	-	-	176,500
Net loss	-	-	-	-	-	-	-	(4,099,459)	-	(4,099,459)
Balance at September 30, 2021	100	-	16,829,037	1,683	$53,279,583	$(1,577)	$288,930	$(17,052,179)	$(8,580)	$36,507,860

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Business Condition

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 13, 2021.

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

During the nine months period September 30, 2021 Terravis Energy Inc. was incorporated in the State of Nevada on May 5, 2021. On August 20, 2021 the Company was issued 100 common shares at par value of $0.0001 per share for a controlling interest in Terravis Energy Inc.

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

As of September 30, 2021, the Company had working capital of $35,034,578 and an accumulated deficit of $17,052,179. As of September 30, 2021, the Company had cash, restricted cash and cash equivalents of $30,920,477. Based on its current operating plans, the Company believes it has sufficient level of funding for anticipated operations, capital expenditures and debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report.

During the nine months ended September 30, 2021 the Company through its Reg-A public offering, underwritten public offering, private placement offering, and exercises of warrants had raised in aggregate of approximately $32,800,000. In addition, as of November 2021 the Company has approximately 6,400,000 warrants and stock options exercisable at $4 to $6.05 per warrant and stock option compared to an average share price of approximately $5.10 per share. The Company is anticipating additional warrant exercises.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

d) Business condition (continued)

Based on the Company’s future operating plans, existing cash and restricted cash of $30,920,477 combined with possible warrants and stock options exercises of approximately $33,000,000; management believes the Company have sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

e) Reclassification

Certain amounts in the prior period Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 have been reclassified to conform with current period presentation. The Company reclassified $25,352 of changes from accounts payable and accrued liabilities under operating assets and liabilities to repayment of lease liability under financing activities. This reclassification resulted in a decrease in net cash used by operating activities from $407,704 to $382,352 and decrease in net cash provided by financing activities from $879,571 to $854,219. This reclassification did not have any effect on the reported results of operations.

2. Significant Accounting Policies

The accounting polices used in the preparation of these condensed consolidated interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2020 in addition to:

Property and Equipment – During the nine months ended September 30, 2021 the Company purchased an automobile. As such the Company has updated its accounting policy of its capital assets. Capital assets are recorded at cost and are amortized using the straight-line method over the following estimated useful lives:

●	Automobile	5 years

3. Inventory

Inventory consists of the following at September 30, 2021 and December 31, 2020:

	2021	2020
Finished goods	$46,157	$32,358
Promotional items	552	552
Raw materials	9,496	7,893
	$56,205	$40,803
Prepaid inventory	$141,420	$-

4. Promissory Notes

The following tables shows the balance of the notes payable as of September 30, 2021 and December 31, 2020:

Balance as at December 31, 2019	$267,881
Reclassification	99,177
Balance as at December 31, 2020	$367,058
Repayment	(103,847)
Balance as at September 30, 2021	$263,211

During the year ended December 30, 2020, the Company reclassified $88,120 from accounts payable to promissory notes. The terms of the note is under negotiation and is currently due on demand.

During the year ended December 30, 2020, the Company reclassified a debit balance of $11,058 from notes payable to other receivable.

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $73,452 ($123,231 Canadian Dollars). During the year ended December 31, 2018, the Company issued two additions to the original unsecured promissory note of July 2016, totaling $22,639 ($30,884 Canadian dollars). The secured promissory note bears interest at a rate of 18% per annum. The payment terms of the original note including these additions are due “upon completion of going public on the Canadian Securities Exchange, with no change in interest rate. The secured promissory note is secured by all present and after-acquired property and assets of the Company. During the year ended

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

4. Promissory Notes (continued)

December 31, 2019, the Company extended the maturity dates of the secured promissory notes to be due on April 1, 2021. As at September 30, 2021, principal balance owing was $96,091 ($123,231 Canadian Dollars) (December 31, 2020 - $96,091 ($123,231 Canadian Dollars)). As of September 30, 2021, the accrued interest on this note payable was $61,970 ($80,693 Canadian Dollars) (December 31, 2020 - $48,770 ($64,102 Canadian Dollars)) included in accounts payable and accrued liabilities. As of September 30, 2021, the Company and the secured promissory note holder are in dispute.

During the year ended December 31, 2016, the Company issued secured promissory notes in the amount of $79,000. The secured promissory notes bears interest at a rate of 18% per annum, payable monthly. The secured promissory notes are secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of all secured promissory notes to be due on April 1, 2021. As at September 30, 2021 principal balance owing was $79,000 (December 31, 2020 - $79,000). As of September 30, 2021, the accrued interest on this note payable was $41,607 (December 31, 2020 – $31,000) included in accounts payable and accrued liabilities. As of September 30, 2021, the Company and the secured promissory note holder are in dispute.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $53,848 ($67,700 Canadian Dollars). The secured promissory notes were due in October and November 2018 and bears interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019, the Company extended the maturity date of the secured promissory notes to November 3, 2020. During the nine months ended September 30, 2021, the Company and promissory note holders reached an agreement to repay $62,905 ($80,108 Canadian Dollars) for outstanding principal of $53,848 and interest of $14,740. As a result of the Company recognized a gain on settlement of debt of $5,682. As of September 30, 2021 the secured promissory notes has been repaid in full.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $60,000. The secured promissory notes are due in August and November 2018 and bear interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019 the Company extended the maturity dates of this secured promissory note to November 3, 2020. During the year ended December 31, 2019, the Company a principal repayment of $10,000. During the quarter ended September 30, 2021 the Company and secured promissory note holder agreed to repay all outstanding principal and interest through the issuance of 36,048 common shares valued at $0.09 per share. As at September 30, 2021, the Company had recorded principal and interest of $73,886 as a result of the share repayment the Company recognized a gain on settlement of $8,997. As of September 30, 2021 the secured promissory notes has been repaid in full.

The amounts repayable under promissory notes and secured promissory notes at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Balance owing	$263,211	$367,058
Less amounts due within one year	(263,211)	(367,058)
Long-term portion	$-	$-

5. Convertible Promissory Notes

On February 25, 2020, the Company entered into an agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which the Company issued to Leonite a secured convertible promissory note in the aggregate principal amount of $544,425 to be paid in tranches. As additional consideration for the purchase of the note, (I) the Company issued to Leonite 22,500 common shares, and (ii) the Company issued to Leonite a five-year warrant to purchase 45,000 common shares at an exercise price of $2.00 per share (subject to adjustment), which may be exercised on a cashless basis. Refer to note 14 for warrant valuation.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

5. Convertible Promissory Notes (continued)

The note carries an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. On February 28, 2020, the Company recorded $198,715, $182,500 principal and $16,215 original issue discount. On September 1, 2020 the Company recorded an additional $310,322, $285,000 principal and $25,322 original issue discount. As of September 30, 2021, the Company has recorded $509,037, $467,500 principal and $41,537 original issue discount. Furthermore, the Company issued 22,500 shares of common stock valued at $123,390 and a debt-discount related to the warrants valued at $344,110. During the year ended December 31, 2020 Leonite converted $226,839 of convertible promissory note into 126,022 common shares at $1.80 per share. The original value of the convertible note converted was $182,565 as a result the Company recognized a loss of $44,274 on settlement of debt. During the nine months ended September 30, 2021 Leonite converted its remaining outstanding principal and interest into common shares. Leonite received 204,622 common shares at $1.80 per share valued at $368,319. The original value of the convertible note converted including interest was $325,667. As a result the Company recognized a loss of $42,651 on settlement of debt. In connection with the settlement the Company expensed the remaining $148,027 of the original debt discount to interest expense. As of September 30, 2021 the convertible promissory note has been repaid in full.

The Company amortized $58,146 (2020 - $11,677) of financing costs related to the shares and warrants for the nine months ended September 30, 2021. The remaining net balance of the note at September 30, 2021 is $0 (2020 - $12,715) comprised of principal of $0 (2020 - $183,538) and net of unamortized debt discount of $0 (2020 - $170,823).

6. Shareholders’ Equity (Deficit)

During the nine months period ended September 30, 2021, the following transactions occurred:

During the nine months ended September 30, 2021 the Company issued a total of 1,502,409 common shares relating to the Reg-A public offering. Of the shares issued 15,500 common shares valued at $31,200 were from share subscription payable and 750 common shares were cancelled and refunded valued at $1,500. The Company raised $3,004,818 and incurred share issuance cost of $123,984.

During the nine months ended September 30, 2021 the Company had a underwriters’ public offering for 3,272,727 units consisting of 1 common share and 1 warrant at $5.50 per unit. In addition, the Company has granted the underwriter of the offering the option to purchase 490,909 warrants and/or an additional 490,909 common shares for 45 days after the closing of the option. During the nine months ended September 30, 2021 the underwriter purchased 210,909 common shares at $5.49 per share and 490,909 warrants. A cumulative 3,483,636 common shares were issued in connection with offering for $19,162,798 incurring share issuance costs of $4,335,908.

During the same period 2,277,171 warrants were exercised for 2,196,416 common shares. As of September 30, 2021 2,190,515 common shares were issued valued at $8,387,758. Subsequent to September 30, 2021 the remaining 5,899 common shares valued at $20,000 were issued. Refer to note 14.

During the nine months ended September 30, 2021 the Company raised $4,081,980 through private placement offerings of 2,040,990 units for 1 common share and 2 warrants at $2 per unit. As such the Company issued 2,040,990 common shares in connection with the private offering.

During the nine months ended September 30, 2021 the Company entered into a loan settlement agreement with a loan holder to issue 62,006 common shares at $1.80 per share for all outstanding loan principal and interest valued at $111,610. As of the date of the settlement the Company had $157,787 loan payable, resulting in the Company recognized a gain on settlement of $46,176. Refer to note 11. As of September 30, 2021 the Company issued 62,006 common shares.

During the nine months ended September 30, 2021 the Company entered into a promissory notes payable settlement agreement with a note holder to issue 36,048 common shares valued at $1.80 per share for a total value of $64,890. As of the date of the settlement the Company had $73,886 promissory notes payable, resulting in the Company recognized a gain on settlement of $8,997. Refer to note 4. As of September 30, 2021 the Company issued 36,048 common shares.

During the nine months ended September 30, 2021 the Company entered into a settlement agreement with the convertible promissory note holder to settle all outstanding principal and interest. The Company issued 204,622 common shares at $1.80 per share valued at $368,318. As of the date of the settlement the Company had $325,667 convertible promissory note, resulting in the Company recognizing a loss of $42,651 on settlement of debt. Refer to note 5.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Shareholders’ Equity (Deficit) (continued)

During the nine months ended September 30, 2021 the Company issued 1,717,535 common shares to Steve Rossi, the Company’s Chief Executive Officer and Director, in connection with his Employment Agreement in consideration for Mr. Rossi agreeing to amend the Series A Certificate of Designation to eliminate the Series A Preferred Stock conversion rights and returning 900 Series A Preferred Stock to the Company.

During the nine months ended September 30, 2021 the Company entered into consulting agreements with third party consultants for 380,000 shares of common stock valued at $1,648,700 for consulting services. As of September 30, 2021 the Company issued 370,000 common shares to the third party consultants for services received. The remaining 10,000 common share will be expensed throughout the term of the agreement as the Company accrues the stock payable. As of September 30, 2021 the Company recorded $44,652 in share subscriptions payable.

During the nine months ended September 30, 2021 the Company issued 259,808 common shares valued at $741,159 for consulting services, $241,559 were issued from share subscriptions payable. During the same period the Company issued 150,000 common shares valued at $390,000 for consulting services. During the same period the Company issued 3,350 common shares for employee compensation valued at $24,121.

During the nine months ended September 30, 2021 the Company granted 750,000 restricted shares of the Company to consultants for services to be rendered over a period of 12 and 24 months. Upon issuance 750,000 of the restricted shares vested immediately and issued. As of September 30, 2021 the Company recognized consulting and advertising expense of $177,333 and $3,812,667 to prepaid expense.

During the nine months ended September 30, 2021 the Company granted 45,000 restricted shares of the Company to directors of the Company. Upon issuance 15,000 of the restricted shares vested immediately, 30,000 shall vest on January 1, 2022. As of September 30, 2021 the Company recognized consulting expense of $35,569.

During the nine months ended September 30, 2021, the Company completed a share consolidation of the Company’s issued and outstanding common shares based on twenty (20) pre-consolidation shares to one (1) post-consolidation share. As a result of the share consolidation a anti-dilution clause was triggered resulting in the Company issuing 237,500 common shares valued at $86,688.

During the nine months period ended September 30, 2020, the following transactions occurred:

During the nine months ended September 30, 2020 the Company issued 120,651 common shares at $1.40 per share for $168,910 for consulting services.

During the nine months ended September 30, 2020, the Company issued 126,022 common shares pursuant to the conversion of the convertible promissory note (note 5) with a value of $226,839.

During the nine months ended September 30, 2020, the Company entered into a share subscription agreement with a consultant of the Company for 200,000 common shares valued at $250,000.

During the nine months ended September 30, 2020 the Company issued 66,667 and 12,000 common shares at $1.80 and $1.40 per share for $120,000 and $16,800 respectively for prepaid advertising services. As of September 30, 2020 the Company has expensed $53,293 from prepaid expenses.

During the nine months ended September 30, 2020 the Company entered into a share subscription agreement with a consultant of the Company for 200,000 common shares valued at $125,000 for prepaid consulting services. As of September 30, 2020 the Company issued 107,500 shares with a value of $67,188. As of September 30, 2020 the Company has expensed $93,750 from prepaid expenses.

During the nine months ended September 30, 2020 the Company issued a consultant 284,349 common shares of subscription payable with a value of $648,147 relating to the anti-dilution feature triggered on March 5, 2019.

During the nine months ended September 30, 2020 the Company issued 22,942 common shares pursuant to a subscription payable with a value of $55,000.

During the nine months ended September 30, 2020 the Company issued 22,500 shares in connection with the issuance of convertible promissory note (note 5) at $5.40 per share.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Shareholders’ Equity (Deficit) (continued)

During the nine months ended September 30, 2020 the Company entered into a settlement to fulfill a debt purchase agreement entered in 2017 for 205,000 shares valued at $856,080. As of September 30, 2020 the Company has issued 205,000 shares.

During the nine months ended September 30, 2020, Steven Rossi (the Company’s CEO) was issued 1,000 Series A Preferred Shares at $0.09 per share equal to 299,000 common shares voting rights.

As of September 30, 2021, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regards to the Company’s residual assets. During 2021, the Company was authorized to issue 100 shares of its Series A and 100,000 Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 0 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock, per share of preferred stock.

7. Related Party Transactions

During the nine months ended September 30, 2021, the Company recorded salaries expense of $157,899 (2020 - $48,194) related to services rendered to the Company by its CEO. During the same period the Company recorded salaries expense of $58,167 to an officer of the Company who is also a director of the Company.

During the nine months ended September 30, 2021 the Company repaid $75,621 to the Company’s CEO and director. During the same period the Company’s CEO and director paid on behalf of the Company’s operating expense of $26,760 for a total net transaction of $48,861. As of September 30, 2021 the Company has a receivable from related party of $25,468.

During the year ended December 31, 2020, the Company repaid $5,245 to the Company’s CEO and director. As of December 31, 2020, the Company has $23,393 in related party loan.

During the nine months ended September 30, 2021 the Company paid a director of the Company $50,000 for services rendered from 2015 to 2020.

During the nine months ended September 30, 2021, the Company paid $59,203 to a U.S.-based corporation which the Company’s CEO and director is also a stockholder.

Refer to note 6 and 15 for additional related party transactions.

8. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the nine months ended September 30, 2021 and 2020 are as follows:

	2021	2020
Decrease (increase) in accounts receivable	$(32,479)	$(122,606)
Decrease (increase) in other receivable	69,603	22,970
Decrease (increase) in inventory and prepaid inventory	(156,822)	44,423
Decrease (increase) in prepaid expenses and deposits	(223,582)	48,642
Increase (decrease) in lease liability	(14,295)	4,297
Increase (decrease) in payroll taxes payable	2,970	(14,061)
Increase (decrease) in accounts payable and accrued liabilities	221,979	(73,201)
	$(132,626)	$(89,536)

9. Commitments and contingencies

During the nine months ended September 30, 2021 the Company entered into an amended agreement to reserve an additional 7,500 common shares for consulting services. During the year ended December 31, 2020 the Company entered into an agreement with a third-party advisor to reserve for issuance 5,000 common shares for consulting services. As of September 30, 2021, 12,500 common shares were issued to the third party.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

9. Commitments and contingencies (continued)

During the nine months period ended September 30, 2021 the Company entered into an agreement with a third-party advisor to reserve for sale and issuance 15,000 common shares for consulting services at a $0.001 per share.

During the year ended December 31, 2020 the Company (defendant) is currently in an ongoing legal proceeding with a promissory notes payable holder (plaintiff). As September 30, 2021, the outcome of the legal proceeding is uncertain.

10. Lease Liabilities

During the nine months ended September 30, 2021 the Company entered into a second lease agreement for warehouse space to commence on June 1, 2021 and end on May 31, 2024 with monthly lease payments of $19,910. During the year ended December 31, 2019, the Company signed a lease agreement for warehouse space to commence on August 1, 2019 and end on July 31, 2022 with monthly lease payments of $2,221.

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

The Company’s right-of-use asset for the nine months ended September, 2021 and December 31, 2020 as follows:

	September 30, 2021	December 31, 2020
Right-of-use asset	$573,862	$38,506

Current lease liability	$214,249	$23,883
Long-term lease liability	$368,431	$14,624

The components of lease expense are as follows:

	September 30, 2021	September 30, 2020
Amortization of right-of-use	$86,817	$16,010
Interest on lease liability	$21,633	$3,983
Total lease cost	$108,451	$19,993

Maturities of lease liability are as follows:

Future minimum lease payments as of September 30, 2021,

2021 (remainder of year)	66,395
2022	254,469
2023	238,918
2024	99,549
Total future minimum lease payments	659,331
Less: amount representing interest	(76,652)
Present value of future payments	582,680
Current portion	214,249
Long term portion	$368,431

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

11. Loan payable

During the year ended December 31, 2020 the Company received loans of $32,439, $10,000 and $108,000 from a unrelated third party with an interest rate of 10% per annum with a maturity date of December 31, July 22 and August 31, 2021 respectively. During the nine months ended September 30, 2021 the Company agreed to repay the outstanding principal and interest through the issuance of 62,006 common shares at $1.80 per share. During the nine months ended September 30, 2021, the Company accrued interest expense of $1,319 (2020 - $2,226). As of the date of the settlement agreement the Company had $150,439 principal and $7,348 interest outstanding, resulting in the Company recognizing a gain on settlement of $46,176 for the nine months ended September 30, 2021.

During the year ended December 31, 2020 the Company received $28,387 ($40,000 CDN) interest free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2022 will result in loan forgiveness of 25 percent. As of September 30, 2021 loan payable outstanding is $28,387 ($40,000 CDN).

12. Government Assistance

The Government of Canada is currently providing funding through the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs in order to provide financial relief to Canadian businesses affected by COVID-19. The CEWS program provides a reimbursement of salaries for eligible employers based on a decrease in revenues. The CERS program provides a reimbursement of rent expenses paid by eligible parties based on a decrease in revenues. During the three and nine months ended September 30, 2021, the Company recognized CEWS of $103,870 ($129,947 CDN) and CERS of $13,628 ($16,974 CDN) as a reduction in general and administrative on the condensed consolidated statements of operations.

13. Loss per Share

For the three and nine months ended September 30, 2021, loss per Share is $(0.15) and $(0.42) (basic and diluted), compared to the three and nine months ended September 30, 2020, of $(0.21) and $(0.38) (basic and diluted). Using the weighted average number of shares of 13,983,567 and 9,688,668 (basic and diluted) for the three nine months ended September 30, 2021 and 2,857,443 and 2,527,364 (basic and diluted) for the three and nine months ended September 30, 2020.

There are 299,000,000 shares authorized, 16,829,037 and 3,062,970 shares issued and outstanding, as at September 30, 2021 and 2020 respectively. As of September 30, 2021, the Company has 227,566 shares to be issued. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share”. Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As at September 30, 2021 the Company has 5,896,680 warrants and 555,000 stock options convertible to 7,187,670 common shares for a total underlying common shares of 7,187,670. At September 30, 2020 the Company has 145,000 warrants convertible to 145,000 common shares and convertible promissory note convertible to 110,397 common shares for a total underlying common shares of 255,397.

14. Warrants

During the nine months ended September 30, 2021, a total of 2,277,171 warrants were exercised for 2,196,416 common shares. 1,626,161 warrants were exercised at $4.00 per share, 317,000 warrants were exercised at $6.05 per share and 294,500 warrants were exercised on a cashless basis for 213,743 common shares. During the same period the 39,512 warrants were exercised on a cashless basis related to a convertible promissory note, please refer to note 5. As of September 30, 2021 2,190,517 common shares were issued with the remaining 5,899 common shares issued subsequent to the period ended.

During the nine months ended September 30, 2021, the Company issued 1,502,409 and 2,040,990 warrants convertible to 1 and 2 common shares each exercisable for a period of 12 and 18 months respectively. The warrants were issued in connection with the Reg-A public offering and private placement offering respectively. The exercise price of the warrants is $4.00 per share. During the same period the Company issued 3,763,636 warrants convertible to 1 common share at an exercise price of $6.05 per share exercisable for a period of 36 months. 3,272,727 warrants were purchased through the underwritten public offering and 490,909 over-allotment warrants purchased by the underwriter. The warrants were issued in connection with the underwritten public offering.

During the nine months ended September 30, 2021 the Company and warrant holder reached an agreement to amend a previous warrant agreement. The Company will issue an additional 150,000 warrants for a total of 250,000 warrants valued at $37,000. The exercisable period of the warrants was also amended to a period of five years beginning on January 14, 2021. The warrants are convertible to 1 common share each exercisable at $2 per share.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

14. Warrants (continued)

During the nine months period ended the Company issued 130,909 representative warrants to the Company’s underwriters. The representative warrants are not exercisable until January 30, 2022. The representative are exercisable for 130,909 common shares at $6.05 per share until August 3, 2024. As of September 30, 2021 the Company has not valued the representative warrants.

As of September 30, 2021, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$4.00	11,250	0.17	December 1, 2021
$4.00	329,816	0.30	February 24, 2022
$4.00	1,790,990	1.00	October 1, 2022
$6.05	3,446,636	2.85	August 6, 2024
$2.00	5,488	3.41	February 25, 2025
$2.40	62,500	3.47	March 20, 2025
$40.00	250,000	4.29	January 14, 2026
	5,896,680	1.75

	September 30, 2021		December 31, 2020
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	716,815	$4.00	-	$-
Issuance	7,307,036	$4.30	716,815	$4.00
Exercise	(2,277,171)	$(4.00)	-	$-
Balance, end of period	5,896,680	$4.30	716,815	$4.00

15. Stock Options

Under the Company’s 2015 Equity Incentive Plan the number of common shares reserved for issuance under the option plan shall not exceed 10% of the issued and outstanding common shares of the Company, have a maximum term of 10 years and vest at the discretion of the Board of Directors.

All equity-settled share-based payments are ultimately recognized as an expense in the statement of operations and comprehensive loss with a corresponding credit to “Additional Paid in Capital”. If vesting periods or other non-market vesting conditions apply, the expense is allocated over the vesting period, based on the best available estimate of the number of share options expected to vest. Estimates are subsequently revised if there is any indication that the number of share options expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior periods if share options ultimately exercised are different to that estimated on vesting.

On August 6, 2021, the Company granted 140,000 options to directors, advisors and officers with an exercise price of $5.50 and an expiry date of August 6, 2026. The stock options will vest on January 1, 2022. The fair value of the options on grant date was estimated to be $754,189. The Company recognized $283,131 to consulting expense during the nine months ended September 30, 2021.

On July 23, 2021, the Company granted 15,000 options to a director with an exercise price of $5.50 and an expiry date of July 23, 2026. The stock options will vest on January 1, 2022. The fair value of the options on grant date was estimated to be $129,480. The Company recognized $52,242 to consulting expense during the nine months ended September 30, 2021.

On September 1, 2021, the Company granted 400,000 options to a consultant with an exercise price of $5.32 and an expiry date of September 1, 2026. The options have a vesting period of 6 months from the initial grant date; 100,000 shall vest on March 1, 2022, 100,000 shall vest on September 1, 2022, 100,000 shall vest on March 1, 2023 and 100,000 shall vest on September 1, 2023. The fair value of the options on grant date was estimated to be $2,112,000. The Company recognized $84,949 to consulting expense during the nine months ended September 30, 2021.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

15. Stock Options (continued)

	Nine months ended September 30, 2021
	Number of options	Weighted Average Price
Balance, beginning of period	-	$-
Granted	555,000	$5.37
Balance, end of period	555,000	$5.37

	Range of Exercise prices	Number outstanding	Weighted average life (years)	Weighted average exercise price	Number exercisable on September 30, 2021
Stock options	$5.32 - 5.50	555,000	4.86	$5.37	-

As of September 30, 2021 no stock options has been vested.

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

17. Subsequent Events

●	On October 7, 2021, the Company entered into a board advisory agreement with a third party. As compensation the Company shall grant to the advisor 5,000 stock options. The stock option has an exercise price of $5.50 and an expiry date of October 7, 2026. The stock options will fully vest on January 1, 2022.
●	On October 26, 2021, 11,250 warrants were exercised for 11,250 shares valued $45,000.
●	On October 27, 2021, 300 warrants were exercised for 300 shares valued $1,200.
●	On November 2, 2021, the Company and an advisor entered into a modified advisory board agreement. The advisor and Company has agreed to a milestone compensation structure base on when milestone criteria are achieved for Customer/Revenue generation, Strategic Partnership, Board/Advisor, Government Affairs and Banking and Capital Markets. The Company has agreed to potential compensation package for the advisory of 250,000 stock options exercisable at $5.24 for 10 years and/or 100,000 restricted stocks of common shares.
○ As of November 3, 2021 the Company has issued 25,000 restricted stock valued at $131,000.

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

Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Worksport” as used herein refers collectively to Worksport Ltd. and its wholly owned subsidiaries, unless otherwise stated.

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

During the nine months ended September 30, 2021, aspects of the Company’s business continued to be affected by the COVID-19 pandemic with respect to its manufacturing practices and sales. Combined with decreased consumer confidence, Management expects the Company to generate less revenues than in previous periods.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Revenue

For the three months ended September 30, 2021, revenue generated from sales was $93,408, compared to $116,491 for the three months ended September 30, 2020. Total revenues decreased by approximately 20% compared to the same period in the prior year.

Revenue decreased for the three months ended September 30, 2021 compared to the same period the prior year due to the Company shifting its focus to building up its inventory to mitigate against potential supply chain issues in anticipation of launching its e-commerce platform, while it repositions to domestic manufacturing.

For the three months ended September 30, 2021 total revenues generated in Canada were $0 compared to a loss of $935 in the prior period. For the three-months ended September 30, 2021, total revenue generated in the United States decreased by 20% from $117,426 in the prior period to $93,408. Similar to above, the decrease in revenue was a result of the Company shifting its focus to building up its inventory to mitigate against potential supply chain issues in anticipation of launching its e-commerce platform, while it repositions to domestic manufacturing.

For the three months ended September 30, 2021, online revenues decreased by 20% from $116,482 in the prior period to $93,408. Online revenue accounted for 100% of total revenue for the three months ended September 30, 2021 compared to 99% for the same period in 2020.

Cost of Sales

For the three months ended September 30, 2021 cost of sales decreased by 13% from $94,134 in the prior period to $81,810. Cost of sales, as a percentage of sales, was approximately 88% for three months ended September 30, 2021 compared to 81% for the same period in 2020, respectively. The increase in cost of sales as a percentage of sales was primarily due to increased cost associated with acquiring inventory for the nine months ended September 30, 2021 compare to the same prior period

Shipping and freight costs accounted for 55% of the total cost of sales during the three months ended September 30, 2021, compared to 40% for the same period in 2020.

Gross Margin

Gross margin percentage for the three months ended September 30, 2021 was 12% compared to 19% for the same period in 2020. The decrease in gross margin reflects the increased cost of inventory due to increased costs of manufacturing.

Operating Expenses

Operating expenses increased for the three months ended September 30, 2021 by $1,658,593 from $392,970 in the prior periods to $2,051,563.

●	General and administrative expense increased by $466,899 from $50,836 in the prior period to $517,735. The increase related to research and development and salaries as the Company seeks to expand its operations and further develop its products.
●	Sales and marketing expenses increased by $374,783 from $59,122 in the prior period to $433,905. The increase in sales and marketing is a result of building brand and product awareness.
●	The Company realized a gain on foreign exchange of $11,175 during the three months ended September 30, 2021, an increase of $13,774 compared to a loss of $2,599 during the prior period. The gain on foreign exchange can be attributed to operating expenses denominated in the Canadian Dollar.
●	Professional fees which include accounting, legal and consulting fees, increased from $280,413 for the three months ended September 30, 2020 to $1,111,098 for the three months ended September 30, 2021. The increase was due to the employment of various third-party consultants to help expand the Company’s business operations.

Other Income and Expenses

Other income and expenses for the three months ended September 30, 2021 was $24,316 compared to $234,377 the prior period, a decrease of $210,061. The change can be attributed to the Company’s decrease in interest expense.

Net Loss

Net loss for the three months ended September 30, 2021 was $2,064,281 compared to $604,990 for the three months ended September 30, 2020, a change of $1,459,291 or 241%. The increase in the net loss can be attributed to the increase of various operating expenses as the Company focuses on expanding its operations, research and development, manufacturing and supply chain.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Revenue

For the nine months ended September 30, 2021, revenue generated from sales was $287,297, compared to $223,620 for the nine months ended September 30, 2020. Total revenues increased by approximately 28% compared to the same period in the prior year.

Revenue increased for the nine months ended September 30, 2021 compared to the same period the prior year due to the increased demand for the Company’s products during the first six months of the year as Covid-19 restrictions were eased.

For the nine months ended September 30, 2021 total revenues generated in Canada increased by 370% from $10,990 in the prior periods to $40,645. For the nine months ended September 30, 2021, total revenue generated in the United States increased by 16% from $212,620 in the prior period to $246,652. The increase in revenue generated in Canada and United States can be attributed to the easing of Covid-19 restrictions.

For the nine months ended September 30, 2021, online revenues increased by 18% from $208,554 in the prior period to $246,701. Online revenue accounted for 86% of total revenue for the nine months ended September 30, 2021 compared to 98% for the same period in 2020.

For the nine months ended September 30, 2021, revenues based on sales to distributors were $40,311 compared to $8,845 for the same period in 2020.

Cost of Sales

For the nine months ended September 30, 2021 cost of sales increased by 55% from $180,028 in the prior periods to $279,364. Cost of sales, as a percentage of sales, was approximately 97% for nine months ended September 30, 2021 compared to 81% for the same periods in 2020, respectively. The increase in cost of sales as a percentage of sales was primarily due to increased cost associated with acquiring inventory for the nine months ended September 30, 2021 compare to the same prior period.

Shipping and freight costs accounted for 38% of total cost of sales during the nine months ended September 30, 2021, compared to 42% for the same period in 2020.

Gross Margin

Gross margin percentage for the nine months ended September 30, 2021 was 3% compared to 19% for the same period in 2020. The decrease in gross margin reflects the Company’s increased costs of procuring inventory as the Company seeks to gain greater control over its manufacturing process.

Operating Expenses

Operating expenses increased for the nine months ended September 30, 2021 by $3,180,343 from $671,937 in the prior periods to $3,852,280.

●	General and administrative expense increased by $826,473 from $97,566 in the prior period to $924,041. The increase was related to research and development and salaries as the Company seeks to expand its operations and further develop its products.
●	Sales and marketing expenses increased by $691,843 from $69,869 in the prior period to $761,712. The increase in sales and marketing is a result of building brand and product awareness.
●	The Company realized a gain on foreign exchange of $2,170 during the nine months ended September 30, 2021, a decrease of $2,675 compared to $4,845 during the prior period. The decrease in gain on foreign exchange can be attributed to the weakening of the Canadian Dollar against the United States Dollar.
●	Professional fees which include accounting, legal and consulting fees, increased from $509,347 for the nine months ended September 30, 2020 to $2,168,697 for the nine months ended September 30, 2021. The increase was due to the employment of various third-party consultants to help expand the Company’s business operations.

Other Income and Expenses

Other income and expenses for the nine months ended September 30, 2021 was $255,112 compared to $321,096 the prior period, a decrease of $65,984. The difference can be attributed to the Company’s gain on settlement of debt and interest income.

Net Loss

Net loss for the nine months ended September 30, 2021 was $4,099,459 compared to $949,441 for the nine months ended September 30, 2020, a change of $3,150,018 or 332%. The increase in the net loss can be attributed to the increase of various operating expenses as the Company focuses on expanding its operations, research and development programs and manufacturing and supply chains.

Worksport currently works with a total of ten dealers and distributors, however, given current market conditions Worksport plans to focus on online sales during 2021. Management believes that increasing sales through online retailers will continue to outpace the traditional distribution business model during 2021. Management further believes that online retailer’s customers tend to provide larger sales volumes, greater profit margins and greater protection against price erosion.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, the Company had $30,920,477 in cash, restricted cash and cash equivalents. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities.

Since the Company’s acquisition of Worksport in fiscal 2014, it has never generated a profit.

As of September 30, 2021 the Company had an accumulated deficit of $17,052,179.

Cash Flow Activities

Accounts receivable increased at September 30, 2020 by $122,606 and September 30, 2021 by $32,479. The increase was due to the Company increased sale near quarter end. Other receivable decreased at September 30, 2021 and 2020 by $69,603 and $22,970 respectively, due to funds received from a sales tax refund.

Inventory decreased at September 30, 2020 by $44,423 and increased at September 30, 2021 by $156,822. Prepaid expenses increased by $223,582 at September 30, 2021 and decreased at September 30, 2020 by $48,642, due to increased consulting and marketing expenditures during the quarter ended September 30, 2021.

Accounts payable and accrued liabilities increased at September 30, 2021 $221,979 and decreased at September 30, 2020 by and $73,201 respectively.

Cash increased from $467,133 at September 30, 2020 to $30,920,477 at September 30, 2021, an increase of $30,453,343 or 6,519%. The increase in cash was primarily due to warrants exercises, public offerings and private placement offerings which generated of approximately $32,000,000.

As of September 30, 2021, the Company had current assets of $36,762,621 and current liabilities of $1,728,043.

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2021 was $2,031,966, compared to $382,352 in the prior period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $764,090 compared to $16,727 in the prior period. The increase in investing activities was primarily due to the purchase of property and equipment of $734,883 and intangible assets of $23,700.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $32,608,720 compared to $854,219 in the prior period.

During the nine months ended September 30, 2021 the Company received $32,805,825 of proceeds from public offerings, private placement offering and exercises of warrants net of share issuance cost. During the nine months ended September 30, 2021 the Company made repayment of $62,905 of promissory notes and repayment of $48,861 of shareholder loans.

During 2021, the Company intends to introduce several new tonneau covers as well as the Terravis system. The Company anticipates that the introduction of these new products will improve the Company’s financial position.

Based on the Company’s future operating plans, existing cash of $30,920,477; management believes that the Company has sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

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

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

EXHIBIT No.	DESCRIPTION

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSPORT LTD.

Dated: November 15, 2021	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: November 15, 2021	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer and Accounting Officer

