Form 10-K
period 2021-12-31
Worksport Ltd
filed 2022-03-31
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-40681

Worksport Ltd.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	35-2696895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7299 E Danbro Cres. Mississauga, Ontario, Canada	L5N 6P8
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (888) 554-8789

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	WKSP	Nasdaq Capital Market
Warrants	WKSPW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit post such files).

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $89,928,234.52, based on a closing price of $10.39 per share of common stock.

As of March 31, 2022, the Registrant had 16,961,245 shares of common stock, par value $0.0001 per share, issued and outstanding.

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references in this document to “Worksport Ltd.,” “Worksport,” “us,” “we,” “our” or the “Company” refer to Worksport Ltd. and its subsidiaries, Worksport Ltd., Worksport Acquisition Corporation, Worksport USA Holding Corporation, and Terravis Energy, Inc. Our logo and other trademarks or service marks of the Company appearing in this Annual Report on Form 10-K are the property of Worksport Ltd. This Annual Report on Form 10-K also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K, in particular, Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general, all of which were subject to various risks and uncertainties.

When used in this Annual Report on Form 10-K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and other factors.

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and particular markets, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, general publications, government data, and similar sources.

PART I

ITEM 1. BUSINESS

Overview

Worksport Ltd., through its subsidiaries, designs, develops, manufactures, and owns the IP on a variety of tonneau covers, solar integrations, and NP (Non-Parasitic), Hydrogen-based true green energy solutions for the sustainable, clean energy, and automotive industries. Worksport Ltd. seeks to capitalize on the growing shift of consumer mindsets towards clean energy integrations with its proprietary solar solutions, mobile energy storage systems (ESS), and NP (Non-Parasitic), Hydrogen-based technology.

Corporate History

The Company was incorporated in the state of Nevada on April 2, 2003 under the name Franchise Holdings International, Inc. (“FNHI”).

In December 2014, FNHI acquired 100% of the outstanding equity of Worksport Ltd., an Ontario, Canada corporation formed in 2011 (“Worksport Ontario”), pursuant to which Worksport Ontario became a wholly-owned subsidiary of FNHI. Upon acquiring Worksport Ontario, FNHI abandoned all previous business plans and has been focusing on developing the tonneau business.

In May 2020, FNHI changed its name to Worksport Ltd.

Terravis Energy Inc. (“Terravis”) was incorporated in the State of Colorado on May 24, 2021. On August 20, 2021, the Company was issued 100 shares of common stock at par value of $0.0001 per share, representing 100% of the outstanding equity of Terravis. On January 20, 2022, Terravis issued an additional 9,999,900 shares of Common Stock to Worksport Ltd. at a par value of $0.0001, representing 100% of the outstanding equity of Terravis.

Public Offering

On August 6, 2021, the Company consummated an underwritten public offering (the “Public Offering”) of an aggregate of 3,272,727 units, pursuant to a registration statement on Form S-1, as amended (File No. 333-256142) and a registration statement on Form S-1 (File No: 333-258429). The public offering price was $5.50 per unit and each unit consisted of one share of common stock and one warrant (“Public Warrant”) to purchase one share of common stock for $6.05 per share (110% of the unit offering price) from the date of issuance until the third anniversary of the issuance date. The Company received gross proceeds of approximately $18.0 million from the Public Offering, and after deducting the underwriting commissions, discounts, and offering expenses payable by the Company, the Company received net proceeds of approximately $16.1 million. The Company used the net proceeds for Working Capital, R&D, Marketing, and Equipment.

Nasdaq Uplisting

In connection with the Public Offering, the Company’s common stock and Public Warrants commenced trading on the Nasdaq Capital Market under the symbols “WKSP” and “WKSPW” since August 4, 2021. Prior to the uplisting, the Company’s common stock was quoted on the OTCQB Marketplace under the symbol, “WKSP.”

Products

We have developed soft vinyl tonneau covers and hard aluminum tonneau covers. Covers are offered in three or four-panel options. Once installed, our tonneau covers latch against the bed of the truck and fold up against the back window of the truck cab.

Our current products include the SC (Soft Cover) line: SC3, SC3pro, and SC4.

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

SC4

The SC4 began production in 2021 and is expected to launch in Q2 of 2022. We believe that this will be the first vinyl wrapped tonneau cover to fold in four sections. This cover will also allow its users full bed access by being foldable upwards toward the rear window of the truck. This cover will be more compact when folded parallel to the back window of the truck which will reduce wind resistance and rear window obstruction.

Products in Pre-Production

Worksport is currently developing the following products:

TC3

The TC3 is currently in the pre-production stage, estimated to launch in the second quarter of 2022. The TC3 design will fold with three sections, allowing 2/3 bed access. The cover will have one latching point that is manually operated by the user. The cover panels will be made from formed aluminum, ultra-strong 5052 alloy panels with a matte black powder coated surface, for a durable finish.

Like the SC3pro, TC3 will also offer a cable-operated latching system that allows for one-sided operation by the user. Options on the TC3 will include expandable cargo division and storage solutions.

Worksport: Terravis System

We are currently developing a three-component system called the Terravis System. The Terravis System is a first-of-its-kind mobile power generator & energy storage system that consists of a solar tonneau cover called the Worksport SOLIS, a portable core battery called the Worksport COR, and an XCX Accessory Rail – securely fixed to the truck’s bed with use of specially-designed and patented clamps. The XCX system is used to secure the SOLIS tonneau cover using our patented Pro Series latches and can be used to secure additional accessories along with COR energy storage system, COR batteries, and a solar controller.

The Terravis System is capable of charging and storing up to 6kWh of energy on the go. This energy can be used for emergencies, outdoor activities, or work ranging from a contractor to drone operator. The Terravis System’s integrated track systems can be used for a variety of add-on options such as chrome trim, tie downs, cargo cleats, textile storage bags, seating, cargo racks, sliding system and others. Our sales efforts for our Terravis System will be focused on the North American markets, for companies such as Workhorse, Atlis, Bollinger, Hercules, as well as Toyota, Stellantis, GM and Ford trucks.

Worksport SOLIS

The SOLIS Hybrid Solar Tonneau Cover is fitted with cutting edge Monocrystalline solar panels, capable of generating up to 600 watts of power. The SOLIS is based on our Tough Cover framework and can provide up to 10 additional miles for EV pick-up trucks. This is based on a 98kWh battery under optimal conditions at 85% efficiency. Worksport SOLIS uses our TC (tough cover) design and builds on it by integrating highly advanced solar panels. The solar panels are secured to our 16 Gauge 5052 alloy panels both mechanically and using specialized adhesives, and those panels ensure our covers are extremely strong and durable. SOLIS allows current pick-up truck owners to utilize sustainable energy through advanced solar power technology to charge their COR energy storage systems (ESS) and upcoming EVs. While folded over the bed of the truck, the SOLIS is designed to charge power banks and portable batteries, turning any truck into a mobile micro-grid power station.

Worksport COR

The COR ESS (energy storage system) is a standalone product that can use energy created from SOLIS, our solar cover, and utilize the stored energy on the go, anywhere. Worksport COR is the most unique portable battery system on the market today. Not only does COR allow users to swap a depleted battery for a fully charged one, but it does so without a drop in power output for up to 15s with a load of 1800W. These innovations allow COR to go beyond a simple lifestyle product for work and leisure, as it’s a tool that could potentially save a life in the event of an emergency.

The COR’s main battery, a Lithium Nickel Manganese Oxide (Li-MNC) battery, boasts a capacity of 1534Wh while its Hot Swap Lithium Iron Phosphate (Li-MNC) battery has a capacity of 78.6Wh. The COR’s built-in inverter allows 2000W of power with an output voltage of 120V AC (frequency of 60Hz) and input voltage of 48V. The system allows Bluetooth connection for monitoring and controlling the COR and its external batteries.

Manufacturing

As of December 31, 2021, all Worksport products were manufactured in a facility located in Meizhou, China according to our specifications, schematics and blueprints. We believe that production at the factory can be increased within 30 days to facilitate volumes up to ten times the current output without any adverse effects on quality or craftsmanship.

We are currently in the process of establishing manufacturing presence within North America and are working towards closing on a property in West Seneca, New York. Management and seller are under contract for the property, and management plans to close on the property in April of 2022 barring any unforeseen problems or delays. Management believes that having manufacturing capability in North America will increase quality control and production efficiency as well as lower landed costs.

Intellectual Property

The Company currently holds a broad collection of intellectual property rights relating to certain aspects of its parts and accessories, and services. This includes patents, trademarks, service marks, and trade secrets. Although the Company believes the ownership of such intellectual property rights is an important factor in its business and that its success does depend in part on such ownership, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.

Patents

Our current intellectual portfolio consists of five (5) issued U.S. utility patents, one (1) issued Canadian utility patent, and twenty (20) pending patent applications: four (4) U.S. utility applications, seven (7) U.S. provisional applications, seven (7) U.S. design applications, and two (2) Canadian utility applications. We also in the process of preparing several other provisional and design patent applications.

Granted U.S. patents will expire between 2032 and 2036, excluding any patent term adjustment that might be available following the grant of the patent. If issued, pending applications would expire in 2041, excluding any patent term adjustment that might be available following the grant of the patent. Patents issued on the provisional applications, if any, would expire in 2042, excluding any patent term adjustment that might be available following the grant of the patent.

All patents issued to our Chief Executive Officer, Steven Rossi, have been assigned to the Company or will be assigned to the Company upon being issued by the USPTO.

Trademarks

The Company has twenty-eight (28) trademarks in various states of pending, registered and allowed in the United States, Canada, China, European Union, Australia, New Zealand, and United Kingdom.

Governmental Programs, Incentives and Regulations

Globally, both the operation of our business by us and the ownership of our products by our customers are impacted by various government programs, incentives and other arrangements. Our business and products are also subject to numerous governmental regulations that vary among jurisdictions.

Programs and Incentives

We are in the process of applying for several sales tax, energy, and mortgage incentives, each containing their own sets of guidelines and agreements by which we must abide in order to continue receiving said incentives. While we are not currently bound by these agreements, we expect these agreements to take effect in 2022.

Regulations

Our portable power station (Worksport COR) is subject to various U.S. and international regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. We plan to conduct testing to demonstrate our compliance with such regulations.

We use lithium-ion cells in our energy storage products. The use, storage and disposal of our battery packs are regulated under existing laws and are the subject of ongoing regulatory changes that may add additional requirements in the future.

The Market

Our revenue is directly proportional to sales of pickup trucks. The following chart using SEMA1 data from 2021 shows sales of specialty equipment retail sales of aftermarket automotive accessories in the United States in billions from 2014, through 2020 and estimates those sales into 2024.

1.	SEMA. Automotive Specialty-Equipment Retail Sales Reach New High. Retrieved from www.sema.org

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

The Statista Market Outlook suggests that pickup trucks will continue to be the number one selling vehicle in North America. Pickup truck upgrades are the largest sector of the specialty equipment industry, accounting for 27% of total retail dollars (about $12.03 Billion). In the United States alone, there are over 158.6 million registered light trucks. Despite the growth of crossover vehicles (CUV) overall, full-size pickups remain the most common vehicle subtype on the road today. This is likely driven by the continued popularity of domestic half-ton pickups (e.g., Ford F-150, Chevrolet Silverado, Ram 1500) throughout the United States, especially in the U.S. southern states. Further, in 2021, roughly 75% of vehicles sold in the USA were light trucks.

While there is increasing interest in electrification by automakers, less than 1% of light vehicles are electrified thus far. This will be the decade where mass adoption takes place. The electric pickup truck market is very promising. Under the push of EV’s worldwide and legal policies in states like California banning non-eco truck sales by 2035, we believe that a sizable amount of customers will be looking to purchase and upgrade to newer trucks. EV pickup truck sales are suggested to grow at a 58% change of annual growth rate (CAGR) between 2020 and 2030.

Of the roughly 56 million pickups in the United States today, nearly 60% of them are either GM Full-Size or Ford F-Series, and account for almost 12% of all vehicles on the road. The Ram Pickup is third. All three brands are ideal target markets for our products.

2021 New Pickup Truck Sales in the United States by Month (All Models)

With 2021 year-end sales of approximately 726,000 units, the Ford F-Series was the best-selling light truck in the United States1. The Ford F-Series is a series of full-size pickup trucks, the most popular variant being the F-1501. The 14th generation of this model was released in 2020.

Pickup truck sales growth in the U.S. decreased in 2021 compared with 2020. U.S. pickup truck sales came to around 2.84 million units in 20212, compared to 2.96 million units in 20203. This decline is largely attributed to chip shortages causing a decrease in trucks manufactured. With the exception of Toyota pickups, light trucks built by U.S.-based automakers continue to be favorites among U.S. vehicle buyers.

1.	Statista, Inc. The best-selling light trucks in the United States in 2021. Retrieved from www.statista.com.

2.	GOODCARBADCAR. 2021 U.S Pickup Truck Sales Analysis. Retrieved from goodcarbadcar.net

3.	GOODCARBADCAR. 2020 U.S Pickup Truck Sales Analysis. Retrieved from goodcarbadcar.net

Transportation & Logistics › Vehicles & Road Traffic

(in units)

Ford F-Series
726,004
Ram Pickup
569,388
Chevrolet Silverado
519,774
Toyota Tacoma
252,520
GMC Sierra
248,924
0
100,000
200,000
300,000
400,000
500,000
600,000
700,000
800,...
Number of trucks sold

Distribution

We distribute our tonneau covers through wholesalers, private labels, distributors, and online retail channels in Canada and the United States. We will provide our tonneau covers through Original Equipment Manufacturers and our own eCommerce platform.

The specialty equipment (aftermarket) consists of three major types of customers, which include master warehouse distributors, dealers and wholesalers, and retail end consumers. Master warehouse distributors stock and distribute products to their customers, which are usually local dealers and wholesalers. Dealers and wholesalers are local stores which sell products to some businesses and retail consumers in their area and online. Dealers purchase most of their products from their local distributor who deliver to them regularly. Retail end consumers are simply the end users of the products.

Competition

In our estimation, for many years, consumers looking to purchase tonneau covers have had a limited number of options available, mostly including:

Soft Folding & Roll-up covers (Vinyl covers);

Solid one piece caps and lids (Plastic & Fiberglass);

Retractable Covers (Plastic & Aluminum); and

Hard Folding & Standing Covers (Aluminum and FRP).

Solid one piece covers and retractable covers are the least desirable because of their limited functionality and overall cost. We believe that consumers want a less cumbersome tonneau cover with high functionality and at a lower cost.

That is why the most popular covers in today’s market are soft and hard folding/rolling tonneau covers, and the biggest growth opportunity in the tonneau cover market is the aggressively priced hard folding tonneau cover market niche.

Our largest competitor is Truck Hero, which has acquired upwards of 16 independent tonneau cover brands in North America. Truck Hero’s products directly compete with our products. Our other competitors include LEER, Access, Truck Covers USA and Paragon.

We believe that by being independent, aggressively priced, innovative, and operationally sound, we will be able to grow revenues with minimal sales effort while continuing to develop our relationships with our larger clients.

Furthermore, we believe our Company is currently the only independent Business-to-Business (B2B) producer of tonneau covers in the United States and Canada that does not yet sell directly to customers (B2C). Worksport believes that we can expand our current customer base throughout our current and future markets and intends to enter various B2C channels to boost sales of new products.

The Company plans to expand to other markets outside the United States and Canada. We intend to generate revenue in new markets including but not limited to the automotive specialty equipment market and global Original Equipment Manufacturers.

Our goal is to become the leader in the tonneau cover market through innovation. Our main objective is to design and engineer our products to better suit today’s new, dynamic, and innovative models of light trucks and electric trucks, whether that be through Worksport’s Terravis System or through innovations within its subsidiary, Terravis Energy, Inc.

Research and Development

We will spend for research and development activities on an ongoing basis. The company is actively acquiring new engineering and design assets, both in-house and third-party. The Company’s subsidiary, Terravis Energy, Inc., researches green energy solutions for home and community power as well as Electric Vehicle DC charging. Much of the Company’s research and development is focused on hydrogen fuel cell power, which serves as a strong basis for grid-independent power solutions.

Environmental Compliance

We are committed to high environmental standards and carry out our activities and operations in compliance with all relevant and applicable environmental regulations and best industry practices. Costs of environmental regulatory compliance are not expected to be significant.

Employees

We currently employ eleven full-time employees, including our Chief Executive Officer. We intend to hire additional employees as our operations grow. We rely on independent contractors for additional labor, as needed.

Executive Offices

Our principal business address and R&D facility is located at 7299 E Danbro Crescent, Mississauga, ON L5N 6P8, Canada while our secondary business address is 3120 Rutherford Road, Suite 414, Vaughan, ON L4K 0B2, Canada.

Our main telephone number is (888) 554-8789. Our main website is www.worksport.com and our website for Terravis is www.goterravis.com. The contents of our websites are not incorporated by reference into this annual report.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 2,155 square feet for our secondary executive offices located at 3120 Rutherford Road, Suite 414, Vaughan, ON L4K 0B2, Canada pursuant to a three year lease, dated August 1, 2019 for approximately $1,712.09 USD per month. This office has been used as our primary mailing address, although this may change as we settle into our other properties. While this office meets our current needs, we may not need it once the lease expires.

We additionally have a three year lease for approximately 55,000 square feet for R&D space and additional offices located at 7299 E Danbro Crescent, Mississauga, ON L5N 6P8, Canada pursuant to a three year lease, dated April 16, 2021 and terminating on May 31st of 2024 for approximately $21,300 USD per month. This facility is being used primarily for R&D purposes as well as corporate offices. This facility meets our R&D needs.

We are in the process of purchasing an approximately 222,000 square foot facility located at 2500 N America Dr., West Seneca, NY 14224 to serve as our new OEM manufacturing facility. This facility includes a current tenant to whom we will continue leasing 35,000 square feet for $22,000 USD per month. This facility meets our OEM manufacturing needs both now and in future years, as the facility contains ample space in which to grow.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. We are not presently a party to any material pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Public Warrants commenced trading on the Nasdaq Capital Markets under the symbols “WKSP” and “WKSPW,” respectively, on August 4, 2021. Prior to trading on Nasdaq, our common stock was quoted on the OTCQB Market under the symbol “WKSP.”

The table below sets forth the high and low closing prices of the Company’s Common Stock during the years indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2021		December 31, 2020
	High	Low	High	Low
First Quarter	$12.190	$2.560	$8.550	$0.540
Second Quarter	$13.130	$4.520	$2.490	$1.398
Third Quarter	$10.894	$4.320	$8.100	$1.370
Fourth Quarter	$5.960	$2.420	$4.385	$2.434

Holders of Common Stock

On December 31, 2021, there were 189 holders of record of our common stock.

Stock Transfer Agent

Our transfer agent is Vstock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Dividend Policy

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, and other factors that our Board deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Equity Incentive Plans

In July 2015, the Board of Directors and stockholders adopted the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), effective as of July 5, 2015. The 2015 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2015 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the Common Stock.

On March 31, 2021, the Board of Directors and majority stockholder adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2021 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the Common Stock. The Board reserved 1,250,000 shares of Common Stock issuable upon the grant of awards under the 2021 Plan.

Unregistered Sales of Equity Securities

●	20,000 Common Shares issued to TraDigital Marketing Group, LLC on September 27, 2021 for stock marketing services rendered per agreement signed on March 12, 2021

●	100,000 Common Shares issued to Frank Bernaudo on September 29, 2021 for capital market consulting services rendered per agreement signed on January 15, 2021

●	50,000 Common Shares issued to Steelbase Ltd on September 29, 2021 for broad consulting services rendered per agreement signed on August 30, 2021

●	250,000 Common Shares issued to Wesley van de Wiel on September 29, 2021 for CRM consulting services rendered per agreement signed on February 15, 2021

●	700,000 Common Shares issued to AI Media Data LLC on September 29, 2021 for digital marketing and investor relations services rendered per agreement signed on September 1, 2021

●	400,000 Common Shares subject to Stock Option issued to AI Media Data LLC on September 1, 2021 and vesting 25% every six months from effective date with expiration set at September 1, 2026 for digital marketing services rendered per agreement signed on September 1, 2021

●	75,000 Common Shares issued to Danbro Tool & Die Inc. and on April 14, 2021.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this annual report. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this report.

COVID-19

The outbreak of the coronavirus, specifically identified as “COVID-19,” has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The management and board of the Company is constantly monitoring this situation to minimize potential losses.

Business Overview

Inflation

In an inflationary economy, Worksport benefits from debt financing. While Worksport ended December 31, 2021 with little to no long term debt, Worksport is currently in the process of securing a mortgage for its West Seneca production facility. Worksport has the benefit of mortgaging the facility in a low interest rate environment – locking in a lower rate – while also benefiting from the lower real cost of mortgage payments in an inflationary environment.

Such an inflationary environment also increases Worksport’s costs, however. These costs include direct costs such as the cost of raw goods or processed goods for its OEM manufacturing as well as indirect costs such as overhead and rent. Due to these forecasted price increases and the high increases in ocean freight and container handling costs as a result of 2021 supply chain issues, Worksport has updated its product pricing for 2022.

Gasoline Prices and Supply Chain Issues

Worksport has faced significantly higher ocean freight, trucking, and container handling costs in 2021 than it did in previous years. Further, last mile delivery costs have recently increased – all of which have increased the Company’s products’ landed costs. This more recent rise in gasoline prices has worsened these costs, and the Company is operating under the assumption these higher costs will remain throughout 2022.

Worksport’s transition towards Made in America manufacturing will largely offset these higher costs, as the Company will be less exposed to higher international shipping costs. Worksport is also identifying North American suppliers of its products’ components and will prioritize transport by rail when possible to avoid high trucking costs.

Rising Popularity of Electric Vehicles

Electric Vehicles (EVs) have been exponentially increasing in consumer interest, whether that interest take the form of vehicle pre-orders, sales, or investments. As Worksport begins marketing its Terravis SOLIS and COR, the Company plans to market the SOLIS as a must-have accessory for electric light duty vehicle owners while simultaneously riding the coattails of EV popularity to promote its other products (COR and conventional tonneau covers) to the very large population of Americans that have an interest in EVs without the funds to purchase them. Further, participating in the EV space allows the Company to target consumers with an interest in cutting-edge technologies – a great market to which to promote its COR.

Regulatory Environment Favoring Electric Vehicles

The Build Back Better Bill was a strong indication of upcoming and favorable USA regulations. Any regulation that improves North America’s Electric Vehicle (EV) charging infrastructure or provide grants to businesses operating in the EV space will benefit Worksport. While the Company is primarily focused on the light duty vehicle market, it is the only existing participant in the electric-specific, light duty vehicle aftermarket accessories market and, therefore, is positioned to benefit greatly from any bill that increases the prevalence of electric light duty vehicles.

Limited Competitive Landscape

Worksport’s conventional tonneau covers are engineered for enhanced user experience and resistance to wear-and-tear, making them strong and competitive products in an otherwise consolidated and saturated market. The Terravis COR, however, operates in a much wider yet unsaturated market. The global Portable Power Station market is quickly growing, and the competitive landscape is far from consolidated. The solar tonneau cover market is in its infancy, and it’s a market in which the Company has first-mover advantage. To ensure it does not fall behind future competitors, the Company is highly focused on protecting its intellectual property both domestically and abroad.

Results of Operations

Revenue

For the year ended December 31, 2021, revenues from the entire line of Worksport products were $303,750, as compared to $346,144 for the year ended, December 31, 2020. The year over year sales decreased by approximately 12% due to the Company shifting its focus to building up its inventory to mitigate against potential supply chain issues in anticipation of launching its e-commerce platform, while it repositions to domestic manufacturing.

For the year ended December 31, 2021, revenue generated in Canada was $40,683, as compared to $28,917 for the same period in 2020, an increase of 41%. For the year ended December 31, 2021, revenue generated in the United States was $263,067, compared to $317,227 for the same period in 2020. This represents a decrease in US-source revenue of approximately 17% year-over-year. Similar to above, the decrease in revenue was a result of the Company shifting its focus to building up its inventory to mitigate against potential supply chain issues in anticipation of launching its e-commerce platform, while it repositions to domestic manufacturing. In addition, increase cost of shipping and delivery as a result of supply chain disruption, gas prices and inflation contributing to overall sales decrease for fiscal 2021.

Sales from online retailers of the Worksport products decreased from $337,053 in 2020 to $263,116 in 2021, a decrease of 22%. Online retailers accounted for 87% of total revenue for the year ended December 31, 2021, compared to 90% for the year ended December 31, 2020. Distributor sales increased for the year ended December 31, 2021 compared with the year ended December 31, 2020 with sales of $40,349 and $29,699, respectively. Worksport expects to continue to grow its fields of business as it develops unique and non-competing products to offer to other prospective clients in the US and Canadian markets.

Currently, Worksport works closely with one distributor in Canada, along with its own contracted distribution and inventory facility in Breinigsville, PA and Depew, NY. This does not include multiple independent online retailers.

Although Worksport currently supports a total of nine dealers and distributors, Worksport will return to a focus on online sales with new inventory being received in the US market for 2021. Worksport continues to believe the trend of increasing sales through online retailers will continue to outpace the traditional distribution business model. Moreover, reputable online retailers’ customers tend to provide larger sales volumes, greater margin of profit, and greater protection against price erosion.

Cost of Sales

Cost of sales increased by 17%, from $298,996 for the year ended December 31, 2020 to $350,702 for the year ended December 31, 2021. The Company’s cost of sales, as a percentage of sales, was approximately 115% and 86% for the years ended December 31, 2021 and 2020, respectively. The increase in percentage of sales resulted in a gross margin decrease from 14% for the year ended December 31, 2020 to negative 15% for the year ended December 31, 2021. The increase in cost of sales as a percentage of sales and decrease in gross margin was primarily due to increased cost associated with acquiring and selling inventory translating to increased cost of sales for the year ended December 31, 2021, compared to the prior year.

Within cost of sales, shipping and freight costs accounted for 79% of cost of sales during the year ended December 31, 2021, whereas in 2020, it accounted for 28% of cost of sales. This increase is primarily attributed to an increase in international shipping expense due to supply chain issues and rising oil prices as well as increase in sales volume resulting in higher overall shipping and freight cost.

Worksport provides its distributors and online retailers an “all-in” wholesale price. This includes any import duty charges, taxes and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous United Sates or from the United States to Canada. Volume discounts are also offered to certain higher volume customers. Worksport also offers a “dock price” or “pickup program,” where clients are able to pick up product directly from one of Worksport stocking warehouses.

Operating Expenses

Operating expenses increased for year ended December 31, 2021 by $6,481,392, from $1,033,387 for the fiscal year ended December 31, 2020 to $7,514,779 for the fiscal year ended December 31, 2021, due to the following factors.

●	General and administrative expense increased by $1,653,309 from $201,929 for 2020 to $1,855,238 for 2021. The increase was related to research and development and salaries as the Company seeks to expand its operations and further develop its products.
●	Sales and marketing expenses increased by $1,238,684, from $148,008 for 2020 to $1,386,692 for 2021. The increase in sales and marketing is a result of building brand and product awareness.
●	Professional fees which include accounting, legal and consulting fees, increased from $679,654 in 2020 to $4,268,684 in 2021. The increase was due to the employment of various third-party consultants to help expand the Company’s business operations and in connection with the Company’s underwritten public offering of common stock and warrants in August 2021.
●	The Company realized a loss on foreign exchange of $4,165 during 2021, an increase of $369 compared to $3,796 during 2020.

Other Income and Expenses

Other income and expenses for the year ended December 31, 2021 was $335,354, compared to $201,381 the prior year, representing an increase of $133,973. The difference can be attributed to the Company recognizing a gain on settlement of debt in the prior year and recognition of bad debt for 2021.

Net Loss

Net loss for the year ended December 31, 2021 was $7,897,085, compared to a net loss of $1,187,620 for the year ended December 31, 2020, an increase of 565%. The increase in the net loss can be attributed to the increase of various operating expenses as the Company focuses on expanding its operations, research and development programs and manufacturing and supply chains.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $28,567,333 in cash, restricted cash and cash equivalents. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in fiscal 2014, it has never generated a profit. As of December 31, 2021 the Company had an accumulated deficit of $20,849,805.

To date, the Company’s principal sources of liquidity consisted net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the year ended December 31, 2021 the Company received $32,852,630 of proceeds from public offerings, private placement offering and exercises of warrants net of share issuance costs. During the year ended December 31, 2021, the Company made repayments of $62,905 of promissory notes. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying consolidated financial statements. Management is focused on growing the Company’s existing product offerings, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying consolidated financial statements.

Public Underwritten Offering

On August 6, 2021, the Company consummated an underwritten public offering (the “Public Offering”) of an aggregate of 3,272,727 units, pursuant to a registration statement on Form S-1, as amended (File No. 333-256142) and a registration statement on Form S-1 (File No: 333-258429). The public offering price was $5.50 per unit and each unit consisted of one share of common stock and one warrant (“Public Warrant”) to purchase one share of common stock for $6.05 per share (110% of the unit offering price) from the date of issuance until the third anniversary of the issuance date. The Company received gross proceeds of approximately $18.0 million from the Public Offering, and after deducting the underwriting commissions, discounts, and offering expenses payable by the Company, the Company received net proceeds of approximately $16.1 million. The Company used the net proceeds for Working Capital, R&D, Marketing, and Equipment.

Regulation A+ Offering

During the years ended December 31, 2020 and 2021, the Company sold 497,590 and 1,502,410 units respectively, $2.00 per unit in a Reg A/Tier 2 public offering pursuant to a Form 1-A (File No: 24-11271) qualified by the Securities and Exchange Commission on November 9, 2020 (the “Reg A Offering”). Each unit consisted of one share of common stock and one warrant to purchase one share of common stock for $4.00 per share during the 12 months following the date of issuance. The gross proceeds from the sale of units were $3,048,199. As of December 31, 2021, the Company received $7,104,090 from the exercise of 1,776,023 warrants.

Rule 506(b)/Reg D Private Placement

During 2021, the Company sold an aggregate of 2,040,990 units on the same terms as the units sold in the Reg A Offering in a private placement under Section 4(a)(2) and/or Rule 506(b) of Regulation D under the Securities Act. Each unit consisted of one share of common stock and two warrants to purchase two shares of common stock for $4.00 per share during the 16 months following the date of issuance. The gross proceeds from the sale of units in the private placement were $4,081,980. As of the date of this annual report, 700,000 warrants sold in the private offering have been exercised on a cashless basis.

Cash Flow Activities

Cash increased from $1,107,812 at December 31, 2020 to $28,567,333 at December 31, 2021, an increase of $27,459,521 or 2.487%. The increase in cash was primarily due to warrants exercises, public offerings and private placement offerings which generated of approximately $32,000,000.

As of December 31, 2021, the Company had current assets of $34,032,005 (2020 - $1,684,764) and current liabilities of $1,796,789 (2020 – $1,718,053). As of December 31, 2021, Company had working capital of $32,235,216 (2020 – working capital deficiency of $33,289) and an accumulated deficit of $20,849,805 (2020 - $12,866,033)

Operating Activities

Net cash used by operating activities for the year ended December 31, 2021 was $4,046,705, compared to $695,112 in the prior year, primarily driven by a larger net loss in 2021 and partially offset by the issuance of shares, options, and warrants for services. In addition, the following contributed to the balance of net cash used in operating activities:

Accounts receivable increased at December 31, 2020 by $119,813 and December 31, 2021 by $2,228, which reduced cashflow from operations to their respective years

Other receivables increased at December 31, 2021 by $16,883 and by $121,396 in the prior year due to the Company’s increases in sales tax refund to be received in future periods.

Inventory decreased at December 31, 2020 by $72,353 and increased at December 31, 2021 by $460,969. Prepaid expenses increased by $382,067 at December 31, 2021 and decreased at December 31, 2020 by $43,201, due to increased consulting and marketing expenditures during the year ended December 31, 2021.

Accounts payable and accrued liabilities increased at December 31, 2021 and decreased at December 31, 2020 by $187,510 and $59,284 respectively.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $1,131,735 compared to $16,727 in the prior year. The increase in investing activities was primarily due to the purchase of property and equipment of $1,101,784 and intangible assets of $29,951.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $32,637,961 compared to $1,807,657 in the prior year. During the year ended December 31, 2021 the Company received $32,852,630 of proceeds from public offerings, private placement offering and exercises of warrants net of share issuance cost. During the year ended December 31, 2021 the Company made repayment of $62,905 of promissory notes.

Off-Balance Sheet Arrangements

None

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Worksport, LTD (formerly Franchise Holdings International, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Worksport, LTD (the Company) as of December 31, 2021, and 2020, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Equity Transactions and Conversion of Debt Securities

As discussed in Note 8, 9, 10, and 22 to the financial statements, the Company has issued a significant amount of equity securities, many of which were issued to settle its promissory notes and convertible notes payable. Many of the notes are issued with original issuance discounts and with warrants which are valued and recorded as a discount to the notes. The tracking of these transactions can be complicated and require management to estimate the value of equity securities using a Black Sholes option pricing model.

We identified the fair market value of debt and equity transactions and related conversions to be a critical audit matter. The calculations can be complex and subject to error.

To address this critical audit matter, we gained an understanding of Management’s process to record the equity and debt transactions. We obtained their calculations and tested its clerical accuracy and the inputs. We agreed the basic terms to source agreements and considered key assumptions. Finally, we recalculated the recorded values and conversion amounts.

/s/ Haynie & Company

Salt Lake City, Utah
March 31, 2021

We have served as the Company’s auditor since 2016.

Worksport Ltd.

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020
Assets
Current Assets
Cash and cash equivalents	$28,567,333	$1,107,812
Accounts receivable net	62,684	122,787
Other receivable	184,721	167,836
Inventory (note 4)	501,772	40,803
Prepaid expenses and deposits	4,715,495	245,526
Total Current Assets	34,032,005	1,684,764
Investment (note 17)	24,423	24,423
Property and Equipment, net (note 5)	1,128,799	91,511
Right-of-use asset, net (note 18)	515,819	38,506
Intangible Assets, net (note 6)	593,053	62,948
Total Assets	$36,294,099	$1,902,152
Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,144,526	$971,667
Payroll taxes payable	112,189	48,216
Related party loan (note 11)	35,547	23,393
Promissory notes payable (note 8)	263,211	367,058
Convertible promissory note, net (note 9)	-	98,982
Loan payable (note 19)	28,387	184,854
Current lease liability (note 18)	212,929	23,883
Total Current Liabilities	1,796,789	1,718,053
Long Term – Lease Liability (note 18)	316,988	14,624
Total Liabilities	2,113,777	1,732,677

Shareholders’ Equity (Deficit)
Series A & B Preferred Stock, $0.0001 par value, 1,100,000 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 10)	-	1
Common stock, $0.0001 par value, 299,000,000 shares authorized, 16,951,034 and 3,820,619 shares issued and outstanding, respectively (note 10)	1,696	382
Additional paid-in capital	54,608,472	12,665,854
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	430,116	379,428
Accumulated deficit	(20,849,805)	(12,866,033)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity (Deficit)	34,180,322	169,475
Total Liabilities and Shareholders’ Equity (Deficit)	$36,294,099	$1,902,152

The accompanying notes form an integral part of these consolidated financial statements.

Worksport Ltd.

Consolidated Statements of Operations and Comprehensive Loss

December 31, 2021 and 2020

	2021	2020

Net Sales	$303,750	$346,144
Cost of Goods Sold	350,702	298,996
Gross Profit (Loss)	(46,952)	47,148

Operating Expenses
General and administrative	1,855,238	201,929
Sales and marketing (including non-cash expense of 2021 - $884,446 (2020 - $90,164))	1,386,692	148,008
Professional fees (including non-cash expense of 2021 - $3,035,596 (2020 - $325,502))	4,268,684	679,654
Loss on foreign exchange	4,165	3,796
Total operating expenses	7,514,779	1,033,387
Loss from operations	(7,561,731)	(986,239

Other Income (Expense)
Interest expense (note 9)	(294,923)	(386,249)
Interest income	3,694	-
Bad debt expense	(62,329)	-
Gain on settlement of debt	18,204	184,868
Total other (expense)	(335,354)	(201,381)

Net Loss	(7,897,085)	(1,187,620)

Loss per Share (basic and diluted)	$(0.69)	$(0.43)
Weighted Average Number of Shares (basic and diluted)	11,504,147	2,734,531

The accompanying notes form an integral part of these consolidated financial statements

Worksport Ltd.

Consolidated Statements of Shareholders’ Deficit

December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2020	-	$-	2,095,340	$210	$8,646,404	$(1,577)	$2,159,395	$(11,678,413)	$(8,580)	$(882,561)
Issuance for services	-	-	120,651	12	168,898	-	-	-	-	168,910
Issuance for prepaid services and subscriptions payable	-	-	186,167	18	203,969	-	241,559	-	-	445,546
Issuance from subscriptions payable	-	-	771,874	77	1,979,152	-	(1,729,227)	-	-	250,002
Issuance of shares from Reg-A	-	-	498,065	50	998,919	-	32,701	-	-	1,031,670
Share issuance cost	-	-	-	-	(55,004)	-	-	-	-	(55,004)
Cancellation of reserved shares	-	-	-	-	-	-	(325,000)	-	-	(325,000)
Warrants issuance for services	-	-	-	-	29,103	-	-	-	-	29,103
Conversion of convertible promissory note to shares (note 9 and 22)	-	-	126,022	13	226,826	-	-	-	-	226,839
Warrants issuance in connection to convertible promissory note (note 9 and 22)	-	-	-	-	344,110	-	-	-	-	344,110
Share issuance in connection to convertible promissory note (note 9)	-	-	22,500	2	123,388	-	-	-	-	123,390
Issuance of Preferred Stock	1,000	1	-	-	89	-	-	-	-	90
Net loss	-	-	-	-		-	-	(1,187,620)	-	(1,187,620)
Balance at December 31, 2020	1,000	$1	3,820,619	$382	$12,665,854	$(1,577)	$379,428	$(12,866,033)	$(8,580)	$169,475
Stock split provision	-	-	237,500	24	86,663	-	-	(86,687)	-	-
Conversion of preferred stock to common stock	(900)	(1)	1,717,535	172	(171)	-	-	-	-	-
Issuance for services and subscriptions payable	-	-	1,558,158	157	8,389,934	-	83,388	-	-	8,473,479
Public offering	-	-	4,986,046	498	24,808,184	-	(32,700)	-	-	24,775,982
Share issuance cost	-	-	-	-	(4,459,892)	-	-	-	-	(4,459,892)
Issuance of shares from private placement	-	-	2,040,990	204	4,081,776	-	-	-	-	4,081,980
Warrants issuance for services	-	-	-	-	37,000	-	-	-	-	37,000
Conversion of convertible promissory note to shares (note 9)	-	-	204,622	20	368,299	-	-	-	-	368,319
Warrant exercise (note 22)	-	-	2,287,511	229	8,454,335	-	-	-	-	8,454,564
Loan repayment (note 8 and 19)	-	-	98,054	10	176,490	-	-	-	-	176,500
Net loss	-	-	-	-	-	-	-	(7,897,085)		(7,897,085)
Balance at December 31, 2021	100	$0	16,951,034	$1,696	$54,608,472	$(1,577)	$430,116	$(20,849,805)	$(8,580)	$34,180,322

The accompanying notes form an integral part of these consolidated financial statements

Worksport Ltd.

Consolidated Statements of Cash Flows

December 31, 2021 and 2020

	2021	2020
Operating Activities
Net Loss	$(7,897,085)	$(1,187,620)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	62,329	-
Shares, options and warrants issued for services	3,920,046	415,666
Depreciation and amortization	211,740	26,962
Interest on lease liability	35,265	5,039
Wages and salaries	-	43,708
Accrued interest	40,637	58,397
Amortization on OID interest	211,342	297,697
Gain/(loss) on settlement of debt	(18,204)	(184,868)
	(3,433,930)	(525,019)
Changes in operating assets and liabilities (note 14)	(612,775)	(170,092)
Net cash used in operating activities	(4,046,705)	(695,111)

Cash Flows from Investing Activities
Purchase of investment (note 18)	-	(8,765)
Purchase of intangible assets	(29,951)	-
Purchase of property and equipment	(1,101,784)	(7,962)
Net cash used in investing activities	(1,131,735)	(16,727)

Financing Activities
Repayment of lease liability	(163,918)	(31,193)
Proceeds from issuance of common shares, net of issuance cost	24,398,070	1,007,617
Proceeds from warrant exercise	8,454,560	-
Proceeds from share subscriptions	-	250,000
Proceeds from loan payable	-	178,836
Proceeds from promissory notes	-	467,500
Shareholder Assumption of Debt	12,154	(48,953)
Repayments on loan payable	(62,905)	-
Repayments on promissory notes (note 9)	-	(16,150)
Net cash provided by financing activities	32,637,961	1,807,657

Change in cash	27,459,521	1,095,819
Cash and cash equivalents - beginning of year	1,107,812	11,993
Cash and cash equivalents end of year	$28,567,333	$1,107,812
Supplemental disclosure of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$11,100
Supplemental Disclosure of non-cash activities
Shares issued for purchase of software	$502,534	$-
Shares and warrants issued to service providers and prepaid services expense	$3,891,692	$372,990
Cashless warrant exercise	$109,490	$-
Conversion of preferred Stock to common stock	$171	$-
Shares issued for share subscriptions payable	$-	$2,046,415
Shares issued for loan repayment	$176,500	$-
Conversion of convertible promissory note to common stock	$368,319	$226,839
Convertible promissory note – equity discount	$-	$467,500
Convertible promissory note – original issue discount	$-	$41,537
Stock split provision	$86,687	$-
Reverse stock split	$21,182	$-

The accompanying notes form an integral part of these consolidated financial statements.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

1. Nature of Operations and Reverse Acquisition Transaction

Worksport Ltd. (the “Company”) was incorporated in the State of Nevada on April 2, 2003. During the year ended December 31, 2014, the Company completed a reverse acquisition transaction (the “Reverse Acquisition”) with TruXmart Ltd. (“TruXmart”). On May 2, 2018, Truxmart legally changed its name to Worksport Ltd. (“Worksport”). Worksport designs and distributes truck tonneau covers in Canada and the United States. on May 5, 2021 Terravis Energy Inc. was incorporated in the State of Colorado. On August 20, 2021, the Company was issued 100 common shares at par value of $0.0001 per share for a controlling interest in Terravis Energy, Inc.

On May 21, 2021, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 20 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the NADAQ. The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021 and the FINRA corporate action was announced on August 3, 2021. FINRA declared the 1 for 20 reverse stock split effective on August 4, 2021. These consolidated financial statements including, prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

2. Basis of Presentation and Business Condition

a) Statement of Compliance

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as issued by the Financial Accounting Standards Board (“FASB”).

b) Basis of Measurement

The Company’s financial statements have been prepared on the accrual basis.

c) Consolidation

The Company’s consolidated financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions, balances and unrealized gains or losses from intercompany transactions have been eliminated upon consolidation.

d) Functional and Presentation Currency

These consolidated financial statements are presented in United States Dollars. The functional currency of the Company and its subsidiaries are United States Dollar. For purposes of preparing these consolidated financial statements, transactions denominated in Canadian Dollar were converted to United States Dollar at the spot rate. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying consolidated statement of operations and comprehensive loss.

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

As of December 31, 2021, the Company had working capital of $32,235,216 (2020 – working capital deficiency of $33,289) and an accumulated deficit of $20,849,805 (2020 - $12,866,033). As of December 31, 2021, the Company had cash and cash equivalents of $28,567,333 (2020 - $1,107,812). Based on its current operating plans, the Company believes it has sufficient level of funding for anticipated operations, capital expenditures and debt repayments for a period of at least 12 months from the issuance date of this Annual Report.

During the year ended December 31, 2021 the Company through its Reg-A public offering, private placement offering, unwritten public offering and exercises of warrants had raised in aggregate of approximately $32,500,000.

Based on the Company’s future operating plans, existing cash of $28,567,333, combined with possible warrants exercises of approximately $38,500,000; management believes the Company have sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

2. Basis of Presentation and Business Condition (continued)

g) Reclassification

Certain amounts in the prior period Consolidated Statements of Cash Flows for the year ended December 31, 2020 have been reclassified to conform with current period presentation. The Company reclassified $31,193 of changes from accounts payable and accrued liabilities under operating assets and liabilities to repayment of lease liability under financing activities. This reclassification resulted in a decrease in net cash used by operating activities from $726,304 to $695,112 and decrease in net cash provided by financing activities from $1,838,850 to $1,807,657. This reclassification did not have any effect on the reported results of operations.

3. Significant Accounting Policies

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

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review or accounts receivable at the end of each period. As at December 31, 2021 and 2020, the Company had no allowance for doubtful accounts.

Inventory - Inventory is stated at the lower of cost or net realizable value, with cost being determined by a weighted average basis. Cost includes the cost of materials plus direct labor applied to the product.

Warranties - The Company offers limited warranties against defective products. Customers who are not satisfied with their purchase may attempt to have their purchases reimbursed outside past the warranty period.

Revenue Recognition – In accordance with ASC 606 Revenue from Contracts with Customers, sales are recognized when products are shipped, with no right of return but reimbursement maybe offered for defective products and the title and risk of loss has passed to unaffiliated customers or when they are delivered based on the terms of the sale, there is an identifiable contract with a customer with defined performance obligations, the transaction price is determinable, and the entity has fulfilled its performance obligation. Revenue related to shipping and handling costs billed to customers is included in net sales and the related shipping and handling costs are included in cost of products sold.

Property and Equipment - Capital assets are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 years
Automobile	5 years
Computers	3 years
Patents	25 years
Leasehold improvements	15 years

Share-based payments - The Company offers a share option plan for its directors, officers, employees and consultants. ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or performance completion date.

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

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

3. Significant Accounting Policies (continued)

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

Intangible Assets and Impairment – Patents and other intangibles are amortized using the straight-line method over their estimated useful lives. Intangible assets, such as trademarks with indefinite live are not amortized. Intangible assets are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2021 and 2020, the Company had no impairment losses related to intangible assets.

Lease Accounting - On January 1, 2019, the Company adopted the new accounting standards ASC 842 that requires lessees to recognize operating leases on the balance sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Expanded disclosures about the nature and terms of lease agreements are required prospectively and are included in Note 18.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. Management is currently evaluating the impact the adoption of this new guidance will have on its consolidated financial statements and does not anticipate a material impact.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). This ASU requires business entities to disclose information about government assistance they receive if the transactions were accounted for by analogy to either a grant or a contribution accounting model. The disclosure requirements include the nature of the transaction and the related accounting policy used, the line items on the balance sheets and statements of operations that are affected and the amounts applicable to each financial statement line item and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application. Management is currently evaluating the impact the adoption of this new guidance will have on its consolidated financial statements and does not anticipate a material impact.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

4. Inventory

Inventory consists of the following at December 31, 2021 and 2020:

	2021	2020
Finished goods	$427,794	$32,358
Promotional items	728	552
Raw materials	73,250	7,893
	$501,772	$40,803

5. Property and Equipment

Major classes of property and equipment at December 31, 2021 and 2020 are as follows:

	2021
	Equipment	Furniture	Product molds	Computers	Leasehold Improvements	Automobile	Total
Cost
Balance – January 1, 2021	$10,047	$-	$65,708	$1,162	$23,371	$-	$100,288
Additions	526,935	97,795	4,500	32,258	344,862	95,434	1,101,784
Balance – December 31, 2021	$536,982	$97,795	$70,208	$33,420	$368,233	$95,434	$1,202,072

Accumulated Depreciation
Balance – January 1, 2021	$(5,410)	$-	$-	$(1,162)	$(2,204)	$-	$(8,777)
Additions	(27,191)	(6,366)	-	(4,616)	(13,825)	(12,499)	(64,497)
Balance – December 31, 2021	$(32,601)	$(6,366)	$-	$(5,778)	$(16,029)	$(12,499)	$(73,273)

Net amount as at December 31, 2021	$504,381	$91,429	$70,208	$27,641	$352,203	$82,935	$1,128,799

	2020
	Equipment	Furniture	Product molds	Computers	Leasehold Improvements	Automobile	Total
Cost
Balance – January 1, 2020	$10,047	$-	$65,708	$1,162	$23,371	$-	$100,288
Additions	-	-	-	-	-	-	-
Balance – December 31, 2020	$10,047	$-	$65,708	$1,162	$23,371	$-	$100,288

Accumulated Depreciation
Balance – January 1, 2020	$(3,785)	$-	$-	$(1,162)	$(646)	$-	$(5,593)
Additions	(1,626)	-	-	-	(1,558)	-	(3,184)
Balance – December 31, 2020	$(5,410)	$-	$-	$(1,162)	$(2,204)	$-	$(8,777)

Net amount as at December 31, 2020	$4,636	$-	$65,708	$-	$21,167	$-	$91,511

During the years ended December 31, 2021 and 2020, the Company recognized depreciation expense of $64,497 and $3,184, respectively. All current property and equipment, as well as any future purchases of property and equipment have been pledged as security for the notes payable disclosed in note 8.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

6. Intangible Assets

Intangible assets consist of costs incurred to establish the Worksport Tri-Fold and Smart Fold patent technology, Worksport trademarks, as well as the Company’s website and sales CRM system. The patent was issued in 2014 and 2019. The patent will be amortized on a straight-line basis over its useful life of 25 years. The Company’s sales CRM system is currently in testing and development which is expected to be completed in 2022, as such no amortization has been recorded. The Company’s trademark and website are reassessed every year for amortization/impairment; the Company has determined that amortization/impairment is not necessary for the current year ended December 31, 2021. The change in intangible assets for the years ending December 31, 2021 and 2020 are as follows:

	2021
	Patent	Website	Trademarks	Software	Total
Cost
Balance – January 1, 2021	$58,706	$3,500	$5,150	$-	$67,356
Additions	4,000	25,951	-	502,534	532,485
Balance – December 31, 2021	$62,706	$29,451	$5,150	$502,534	$599,841

Accumulated Depreciation
Balance – January 1, 2021	$(4,408)	$-	$-	$-	$(4,408)
Additions	(2,380)	-	-	-	(2,380)
Balance – December 31, 2021	$(6,788)	$-	$-	$-	$(6,788)

Net amount as at December 31, 2021	$55,918	$29,451	$5,150	$502,534	$593,053

	2020
	Patent	Website	Trademarks	Software	Total
Cost
Balance – January 1, 2020	$51,250	$3,500	$4,644	$-	$59,394
Additions	7,456	-	506	-	7,962
Balance – December 31, 2020	$58,706	$3,500	$5,150	$-	$67,356

Accumulated Amortization
Balance – January 1, 2020	$(2,249)	$-	$-	$-	$(2,249)
Additions	(2,159)	-	-	-	(2,159)
Balance – December 31, 2020	$(4,408)	$-	$-	$-	$(4,408)

Net amount as at December 31, 2020	$54,298	$3,500	$5,150	$-	$62,948

Amortization of the patent over the next five years and beyond December 31, 2021 is as follows:

2022	$2,348
2023	$2,348
2024	$2,348
2025	$2,348
2026	$2,348
2027 and later	$42,558

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

7. Prepaid expenses and deposits

As of December 31, 2021 and 2020 prepaid expenses and deposits consists of the following:

	2021	2020
Consulting, services and advertising	$4,328,389	$227,986
Insurance	3,041	3,035
Deposit	384,065	14,505
	$4,715,495	$245,526

As of December 31, 2021 prepaid expense and deposit consists of $4,328,389 in prepaid consulting, services and advertising for third party consultants through the issuance of shares and stock options.

8. Promissory Notes

The following tables shows the balance of the notes payable as of December 31, 2021 and 2020:

Balance as at December 31, 2019	$267,881
Reclassification	99,177
Balance as at December 31, 2020	$367,058
Repayment	(103,847)
Balance as at December 31, 2021	$263,211

During the year ended December 31, 2020, the Company reclassified $99,177 from accounts payable to promissory notes and from promissory notes to other receivable. The terms of the note is under negotiation and is currently due on demand.

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $73,452 ($123,231 Canadian Dollars), respectively. During the year ended December 31, 2018, the Company issued two additions to the original unsecured promissory note of July 2016, totaling $22,639 ($30,884 Canadian dollars). The secured promissory note bears interest at a rate of 18% per annum. The payment terms of the original note including these additions are due “upon completion of going public on the Canadian Securities Exchange, with no change in interest rate. The secured promissory note is secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of the secured promissory notes to be due on April 1, 2021. As at December 31, 2021, principal balance owing was $96,091 ($123,231 Canadian Dollars) (2020 - $96,091 ($123,231 Canadian Dollars)). As of December 31, 2021, the accrued interest on this note payable was $66,380 ($86,284 Canadian Dollars) (2020 - 48,770 ($64,102 Canadian Dollars)) included in accounts payable and accrued liabilities. As of December 31, 2021, the Company and the secured promissory note holder are in dispute.

During the year ended December 31, 2016, the Company issued secured promissory notes in the amount of $79,000. The secured promissory notes bears interest at a rate of 18% per annum, payable monthly. The secured promissory notes are secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of all secured promissory notes to be due on April 1, 2021. As at December 31, 2021 principal balance owing was $79,000 (2020 - $79,000). As of December 31, 2021, the accrued interest on this note payable was $45,181 (2020 – $31,000) included in accounts payable and accrued liabilities. As of December 31, 2021, the Company and the secured promissory note holder are in dispute.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $53,848 ($67,700 Canadian Dollars). The secured promissory notes were due in October and November 2018 and bears interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019, the Company extended the maturity date of the secured promissory notes to November 3, 2020. During the year ended December 31, 2021, the Company and promissory note holders reached an agreement to repay $62,905 ($80,108 Canadian Dollars) in cash for outstanding principal of $53,848 and interest of $14,740. As a result of the Company recognized a gain on settlement of debt of $5,682. As of December 31, 2021 the secured promissory notes has been settled.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $60,000. The secured promissory notes are due in August and November 2018 and bear interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019 the Company extended the maturity dates of this secured promissory note to November 3, 2020. During the year ended December 31, 2019, the Company made a principal repayment of $10,000. During the year ended December 31, 2021 the Company and secured promissory note holder agreed to repay all outstanding principal and interest through the issuance of 36,048 post-stock split common shares valued at $0.09 per share. As at December 31, 2021, the Company had recorded principal and interest of $73,886 as a result of the share repayment the Company recognized a gain on settlement of $8,997. As of December 31, 2021 the secured promissory notes has been repaid in full.

The amounts repayable under promissory notes and secured promissory notes at December 31, 2021 and 2020 are as follows:

	2021	2020
Balance owing	$263,211	$367,058
Less amounts due within one year	(263,211)	(367,058)
Long-term portion	$-	$-

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

9. Convertible Promissory Notes

On February 25, 2020, the Company entered into an agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which the Company issued to Leonite a secured convertible promissory note in the aggregate principal amount of $544,425 to be paid in tranches. As additional consideration for the purchase of the note, (i) the Company issued to Leonite 22,500 post-stock split common shares, and (ii) the Company issued to Leonite a five-year warrant to purchase 45,000 post-stock split common shares at an exercise price of $2.00 per share (subject to adjustment), which may be exercised on a cashless basis.

The note carries an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. On February 28, 2020, the Company recorded $198,715, $182,500 principal and $16,215 original issue discount. On September 1, 2020 the Company recorded an additional $310,322, $285,000 principal and $25,322 original issue discount. As of December 31, 2020, the Company has recorded $509,037, $467,500 principal and $41,537 original issue discount. Furthermore, the Company issued 22,500 post-stock split shares of common stock valued at $123,390 and a debt-discount related to the warrants valued at $344,110. During the year ended December 31, 2020 Leonite converted $226,839 of convertible promissory note into 126,022 post-stock split common shares at $1.80 per share. The original value of the convertible note converted was $182,565 as a result the Company recognized a loss of $44,274 on settlement of debt. During the year ended December 31, 2021 Leonite converted its remaining outstanding principal and interest into common shares. Leonite received 204,622 common shares at $1.80 per share valued at $368,318. The original value of the convertible note converted including interest was $325,667. As a result the Company recognized a loss of $42,651 on settlement of debt. In connection with the settlement the Company expensed the remaining $148,027 of the original debt discount to interest expense. As of December 31, 2021 the convertible promissory note has been settled.

The Company amortized $58,146 (2020 - $11,677) of financing costs related to the shares and warrants for the year ended December 31, 2021. The remaining net balance of the note as at December 31, 2021 is $0 (2020 - $12,715) comprised of principal of $0 (2020 - $183,538) and net of unamortized debt discount of $0 (2020 - $170,823).

10. Shareholders’ Equity (Deficit)

During year ended December 31, 2021, the following transactions occurred:

During the year ended December 31, 2021, the Company issued a total of 1,502,410 (pre-stock split 30,048,199) common shares relating to the Reg-A public offering. Of the shares issued 15,500 (pre-stock split of 310,000) common shares valued at $31,200 were from share subscription payable and 750 (pre-stock split of 15,000) common shares were cancelled and refunded valued at $1,500. The Company raised $3,003,321 and incurred share issuance cost of $123,984.

During the year ended December 31, 2021, the Company had a underwriters’ public offering for 3,272,727 units consisting of 1 common share and 1 warrant at $5.50 per unit. In addition, the Company has granted the underwriter of the offering the option to purchase 490,909 warrants and/or an additional 490,909 common shares for 45 days after the closing of the option. During the year ended December 31, 2021, the underwriter purchased 210,909 common shares at $5.49 per share and additional 490,909 warrants (refer to note 22). A cumulative 3,483,636 post-stock split common shares were issued in connection with offering for $21,805,361 incurring share issuance costs of $4,335,908. As of December 31, 2021 the Company issued on aggregate of 4,986,046 post-stock split common shares for public offerings incurring total issuance cost of $4,459,892.

During the year ended December 31, 2021 the Company raised $4,081,980 through private placement offerings of 2,040,990 units for 1 common share and 2 warrants at $2 per unit. As such the Company issued 2,040,990 (pre-stock split of 40,819,800) common shares in connection with the private offering.

During the ended year ended December 31, 2021 2,488,721 warrants were exercised for 2,287,511 (pre-stock split of 32,468,420 and post-stock split of 664,090) common shares. As of December 31, 2021, 2,287,511 common shares were issued valued at $8,454,564. Refer to note 22.

During the year ended December 31, 2021, the Company entered into a loan settlement agreement with a loan holder to issue 62,006 (pre-stock split of 1,240,111) common shares at $1.80 per share for all outstanding loan principal and interest valued at $111,610. As of the date of the settlement the Company had $157,787 loan payable, resulting in the Company recognized a gain on settlement of $46,176. Refer to note 19. As of December 31, 2021 the Company issued 62,006 common shares.

During the year ended December 31, 2021 the Company entered into a promissory notes payable settlement agreement with a note holder to issue 36,048 (pre-stock split of 720,960) common shares valued at $1.80 per share for a total value of $64,890. As of the date of the settlement the Company had $73,886 promissory notes payable, resulting in the Company recognized a gain on settlement of $8,997. Refer to note 8. As of December 31, 2021 the Company issued 36,048 common shares.

During the year ended December 31, 2021 the Company entered into a settlement agreement with the convertible promissory note holder to settle all outstanding principal and interest. The Company issued 204,622 (pre-stock split of 4,092,440) common shares at $1.80 per share valued at $368,318. As of the date of the settlement the Company had $325,667 convertible promissory note, resulting in the Company recognizing a loss of $42,651 on settlement of debt. Refer to note 9.

During the year ended December 31, 2021 the Company issued 1,717,535 (pre-stock split of 34,350,700) common shares to Steve Rossi, the Company’s Chief Executive Officer and Director, in connection with his Employment Agreement in consideration for Mr. Rossi agreeing to amend the Series A Certificate of Designation to eliminate the Series A Preferred Stock conversion rights and returning 900 Series A Preferred Stock to the Company.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

10. Shareholders’ Equity (Deficit) (continued)

During the year ended December 31, 2021, the Company entered into consulting agreements with third party consultants for 380,000 post-stock split shares of common stock valued at $1,648,700 for consulting services. As of December 31, 2021, the Company issued 370,000 post-stock split common shares valued at $1,562,700 to the third-party consultants for services received. The remaining 10,000 post-stock split common share will be expensed throughout the term of the agreement as the Company accrues the stock payable. As of December 31, 2021, the Company recorded $66,329 to share subscriptions payable for the outstanding 10,000 post-stock split common shares. As of December 31, 2021 the Company expensed $337,091 to advertising and consulting and capitalized $502,534 to intangible assets.

During the year ended December 31, 2021, the Company issued 259,808 (pre-stock split of 5,196,160) common shares valued at $741,159 for consulting and prepaid services, $241,559 were issued from share subscriptions payable. As of December 31, 2021 the Company consulting expense of $497,752. During the same period the Company issued 150,000 (pre-stock split of 3,000,000) common shares valued at $390,000 for consulting services. During the same period the Company issued 3,350 (pre-stock split of 67,000) common shares for employee compensation valued at $24,121.

During the year ended December 31, 2021, the Company granted and issued 775,000 post-stock split restricted shares valued at $4,121,000 of the Company to consultants for services to be rendered over a period of 12 and 24 months. Upon issuance 775,000 of the restricted shares vested immediately and issued. As of December 31, 2021, the Company recognized consulting and advertising expense of $796,000 and $3,325,000 to prepaid expense.

During the year ended December 31, 2021, the Company granted 45,000 post-stock split restricted shares of the Company to directors of the Company. Upon being granted 15,000 of the restricted shares vested immediately, 30,000 shall vest on January 1, 2022. As of December 31, 2021 the Company recognized consulting expense of $258,618 to share subscriptions payable. As of December 31, 2021, the restricted shares have not been issued.

Refer to note 22 and 23 for additional shareholders’ equity (deficit) for consulting expense of $37,000 related to warrant issuance and $1,551,111 to share subscriptions payable for consulting and advertising expense related to stock options.

During the year ended December 31, 2021, the Company completed a share consolidation of the Company’s issued and outstanding common shares based on twenty (20) pre-consolidation shares to one (1) post-consolidation share. As a result of the share consolidation a anti-dilution clause was triggered resulting in the Company issuing 237,500 common shares valued at $86,687.

During year ended December 31, 2020, the following transactions occurred:

During the year ended December 31, 2020, the Company issued 120,651 (pre-stock split of 2,413,022) common shares at $0.07 per share for $168,910 for consulting services.

During the year ended December 31, 2020, the Company entered into a share subscription agreement with a consultant of the Company for 200,000 (pre-stock split of 4,000,000) common shares valued at $125,000 for prepaid consulting services. The Company also entered into two prepaid advertising services agreement for 66,667 (pre-stock split of 1,333,333) and 12,000 (pre-stock split of 240,000) common shares at $0.09 and $0.07 per share for $120,000 and $16,800 respectively. As of December 31, 2020, the Company has expensed $215,164 from prepaid expenses. As of December 31, 2020, the Company issued 186,167 (pre-stock split of 3,723,333) common shares from share subscriptions payable for services render. Subsequent to year ended December 31, 2020, the Company issued the remaining 92,500 (pre-stock split of 1,850,000) common shares valued at $67,188.

During the year ended December 31, 2020, the Company entered into a share subscription agreement with a consultant of the Company for 62,308 (pre-stock split of 1,246,154) common shares valued at $162,000 for prepaid consulting services. As of December 31, 2020, no shares have been issued. As of December 31, 2020, the Company has expensed $18,900 from prepaid expenses. Subsequent to year ended December 31, 2020 the Company issued 62,308 (pre-stock split of 1,246,154) common shares.

During the year ended December 31, 2020, the Company entered into an advertising service agreement to issue 11,250 (pre-stock split of 225,000) common shares and warrants. The warrants are convertible at a ratio of 1:1 and are exercisable until December 31, 2021, at $0.20 per warrant. The shares valued at $21,747 have been included in share subscriptions payable. The warrants valued at $16,503 have been included in additional paid in capital. Subsequent to year ended December 31, 2020, the Company issued 11,250 (pre-stock split of 225,000) common shares.

During the year ended December 31, 2020, the Company entered into a share subscription agreement with a consultant of the Company for 200,000 (pre-stock split of 4,000,000) common shares valued at $250,000. During the year ended December 31, 2020, the Company issued 566,874 (pre-stock split of 11,337,479) common shares from shares of subscription payable with a combined value of $1,123,147. 284,349 (pre-stock split of 5,686,978) of the common shares issued from subscription payable valued at $648,147 relates to the anti-dilution feature triggered on March 5, 2019, as noted below.

During the year ended December 31, 2020, the Company entered into a settlement to fulfill a debt purchase agreement entered in 2017 for 205,000 (pre-stock split of 4,100,000) shares valued at $856,080. As of December 31, 2020, the Company has issued 205,000 (pre-stock split of 4,100,000) shares from share subscriptions payable.

During the year ended December 31, 2020, the Company initiated a Reg-A public offering at $0.10 per share and warrant. As of December 31, 2020, the Company raised $1,017,617 incurring share issuance cost of $55,004. As of December 31, 2020, the Company issued 498,065 (pre-stock split of 9,961,301) common shares valued at $996,301. As of December 31, 2020, the Company has 16,350 (pre-stock split of 327,000) common shares valued at $32,701 to be issued.

During the year ended December 31, 2020, the issued 100,000 warrants for services valued at $12,600. Refer to note 22.

During the year ended December 31, 2020, the Company reached a legal settlement agreement with an investor. In accordance with the settlement agreement, 4,166,667 (pre-stock split of 25,000,000), reserved shares were released and returned to the Company valued at $325,000. This transaction resulted in a gain on debt settlement of $229,142.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

10. Shareholders’ Equity (Deficit) (continued)

During the year ended December 31, 2020, the Company issued 126,022 (pre-stock split of 2,520,434) common shares at $0.09 per common share pursuant to the conversion of the convertible promissory note (note 9) with a value of $226,839. The original value of the convertible promissory note converted was $182,565 as a result of the conversion the Company recognized a loss of $44,274 on settlement of debt.

During the year ended December 31, 2020, the Company issued 22,500 (pre-stock split of 450,000) shares in connection with the issuance of convertible promissory note (note 8) at $0.27 per share.

During the year ended December 31, 2020, Steven Rossi (the Company’s CEO) was issued 1,000 Series A Preferred Shares at $0.09 per share equal to 299,000 common shares voting rights for services rendered.

For the year ended December 31, 2021 and 2020, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regards to the Company’s residual assets. During 2021 and 2020, the Company was authorized to issue 100 shares of its Series A and 100,000 Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 299 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock, per share of preferred stock.

11. Related Party Transactions

During the year ended December 31, 2021, the Company recorded salaries expense of $410,573 (2020 - $64,903) related to services rendered to the Company by its CEO. During the same period the Company recorded salaries expense of $125,707 to an officer of the Company and director.

During the years ended December 31, 2021 and 2020, the Company’s CEO paid on behalf of the Company $12,154 ( 2020- repayment of $5,245). As of December 31, 2021, the Company has a payable of $35,547 (2020 - $23,393).

During the year ended December 31, 2021, the Company paid a director of the Company $50,000 for services rendered from 2015 to 2020.

During the year ended December 31, 2021, the Company paid $59,203 to a U.S.-based corporation which the Company’s CEO and director is also a stockholder.

Refer to note 10 and 23 for additional related party transactions.

12. Income Taxes

a) The income tax expense for the year ended December 31, 2021 and 2020 is reconciled per the schedule below:

	2021	2020
Net loss before income taxes	$(7,897,086)	$(1,187,620)
Amortization	211,737	26,962
Non-deductible portion of meals and entertainment	19,899	586
Expenses paid in shares	3,828,713	415,666
Interest on lease liability	35,265	5,039
Lease payments	(163,918)	(31,292)
Gain/(loss) on Settlement of Debt	18,204	(184,868)
Adjusted net loss for tax purposes	(3,947,186)	(955,527)
Statutory rate	26.00%	25.60%
	(1,026,435)	(244,658)
Increase in valuation allowance	1,026,435	244,658
Provision for income taxes	$-	$-

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

12. Income Taxes (continued)

b) Deferred Income Tax Assets

The tax effects of temporary differences that give rise to the deferred income tax assets at December 31, 2021 and 2020 are as follows:

	2021	2020
Net operating loss carry forwards	$2,358,455	$1,365,333
Deferred tax assets not recognized	(2,358,455)	(1,365,333)
Net deferred tax asset	$-	$-

c) Cumulative Net Operating Losses

The Company has non-capital losses carried forward of approximately $10,197,000 available to reduce future years’ taxable income. These losses will expire as follows:

	United States		Canada		Total
2034		$53,000		$183,000		$236,000
2035		161,000		368,000		529,000
2036		868,000		262,000		1,130,000
2037		1,472,000		59,000		1,531,000
2038		431,000		520,000		951,000
2039		372,000		193,000		565,000
2040		237,000		718,000		955,000
2041		1,300,000		3,000,000		4,300,000
	$4,894,000		$5,303,000		$10,197,000

These net operating loss carryforwards of approximately $10,197,000 may be offset against future taxable income for the years 2022 through 2041. No tax benefit from continuing or discontinued operations have been reported in the December 31, 2021 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and tax penalties at December 31, 2021 and 2020.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. and Canadian Federal jurisdictions, as well as the states of New York, New Jersey, and Utah and in the province of Ontario. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2018.

13. Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred bad debt expense of $62,329 during the year ended December 31, 2021 and $0 for the year ended December 31, 2020.

Currency Risk

The Company is exposed to currency risk on its sales and purchases denominated in Canadian Dollars. The Company actively manages these risks by adjusting its pricing to reflect currency fluctuations and purchasing foreign currency at advantageous rates.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

13. Financial Instruments (continued)

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

Concentration of Customer Risk

The following table includes the percentage of the Company’s sales to significant customers for the fiscal years ended December 31, 2021 and 2020. A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales:

	2021	2020
Customer A	33.40%	26.10%
Customer B	29.30%	51.00%
Customer C	14.90%	-%
	77.60%	77.10%

The loss of any of these key customers could have an adverse effect on the Company’s business. At December 31, 2021 customer A represented 33.4% at $106,988 of the Company’s revenue compare to 26.1% at $190,313 of Company revenue in 2020. Customer B represented 29.3% of the Company’s revenue at $93,622 compared to 2020 of 51% or $190,313. Customer C represented 14.90% or $47,604 of the Company’s revenue compared to 2020 of 0% or $0.

14. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Decrease (increase) in accounts receivable	$(2,228)	$(119,813)
Decrease (increase) in other receivable	(16,883)	(121,396)
Decrease (increase) in inventory	(460,969)	72,353
Decrease (increase) in prepaid expenses and deposits	(382,067)	43,201
Increase (decrease) in lease liability	(2,111)	3,475
Increase (decrease) in taxes payable	63,973	11,372
Increase (decrease) in accounts payable and accrued liabilities	187,510	(59,284)
	$(612,775)	$(170,092)

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

15. Commitments and contingencies

During the year ended December 31, 2021 the Company entered into an amended agreement to reserve an additional 7,500 common shares for consulting services. During the year ended December 31, 2020 the Company entered into an agreement with a third-party advisor to reserve for issuance 5,000 post-stock split common shares for consulting services. As of December 31, 2021, 12,500 post-stock split common shares were issued to the third party.

During the year ended December 31, 2021 the Company entered into an agreement with a third-party advisor to reserve for sale and issuance 15,000 post-stock split common shares for consulting services at a $0.001 per share.

During the year ended December 31, 2020 the Company (defendant) is currently in an ongoing legal proceeding with a promissory notes payable holder (plaintiff). As of December 31, 2021, the outcome of the legal proceeding is uncertain.

During the year ended December 31, 2020, the Company reached a legal settlement with a supplier in which the Company is obligated to pay $6,037 per month beginning on March 1, 2020 for four months until the settlement amount of $24,148 has been fully paid on June 1, 2020. As of December 31, 2020, the Company has completed all payments.

16. Reverse Stock Split

On May 21, 2021, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 20 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the NADAQ. The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021 and the FINRA corporate action was announced on August 3, 2021. FINRA declared the 1 for 20 reverse stock split effective on August 4, 2021. These consolidated financial statements including, prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

17. Investment

During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares for $50,000. The shares have been issued to the Company. The Company’s investment accounts for a 10% equity stake in a privately owned US based mobile phone development company. As of December 31, 2021, the Company had advanced a total of $24,423 and is advancing tranches of capital as required by the Company.

18. Lease Liabilities

During the year ended December 31, 2021 the Company entered into a second lease agreement for warehouse space to commence on June 1, 2021 and end on May 31, 2024 with monthly lease payments of $19,910. During the year ended December 31, 2019, the Company signed a lease agreement for warehouse space to commence on August 1, 2019 and end on July 31, 2022 with monthly lease payments of $2,221.

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

The Company’s right-of-use asset for the years ended December 31, 2021 and 2020 as follows:

	December 31, 2021	December 31, 2020
Right-of-use asset	$515,819	$38,506

Current lease liability	$212,929	$22,883
Long-term lease liability	$316,988	$14,624

The components of lease expense are as follows:

	December 31, 2021	December 31, 2020
Amortization of right-of-use	$144,864	$21,619
Interest on lease liability	$34,796	$5,039
Total lease cost	$179,660	$26,658

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

18. Lease Liabilities (continued)

Maturities of lease liability are as follows:

Future minimum lease payments as of December 31, 2021,

2022	254,469
2023	238,918
2024	99,549
Total future minimum lease payments	592,936
Less: amount representing interest	(63,019)
Present value of future payments	529,917
Current portion	212,929
Long term portion	$316,988

19. Loan payable

During the year ended December 31, 2020 the Company received loans of $32,439, $10,000 and $108,000 from a unrelated third party with an interest rate of 10% per annum with a maturity date of December 31, July 22 and August 31, 2021 respectively. During the year ended December 31, 2021 the Company agreed to repay the outstanding principal and interest through the issuance of 62,006 post-stock split common shares valued at $1.80 per share. During the year ended December 31, 2021, the Company accrued interest expense of $1,319 (2020 - $6,028). As of the date of the settlement agreement the Company had $150,439 principal and $7,348 interest outstanding, resulting in the Company recognizing a gain on settlement of $46,176 for the year ended December 31, 2021.

During the year ended December 31, 2020 the Company received $28,387 ($40,000 CDN) interest free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2022 will result in loan forgiveness of 25 percent. As of December 31, 2021 loan payable outstanding is $28,387 ($40,000 CDN).

20. Government Assistance

The Government of Canada is currently providing funding through the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs in order to provide financial relief to Canadian businesses affected by COVID-19. The CEWS program provides a reimbursement of salaries for eligible employers based on a decrease in revenues. The CERS program provides a reimbursement of rent expenses paid by eligible parties based on a decrease in revenues. During the year ended December 31, 2021, the Company recognized CEWS of $125,812 ($157,866 CDN) and CERS of $13,628 ($16,974 CDN) as a reduction in general and administrative expense on the consolidated statements of operations.

21. Loss per Share

For the year ended December 31 2021, loss per share is $(0.69) (basic and diluted) compared to the year ended December 31, 2020 of $(0.43) (basic and diluted) using the weighted average number of shares of 11,504,147 (basic and diluted) and 2,734,531 (basic and diluted) respectively.

There are 299,000,000 shares authorized, 16,951,034 and 3,820,619 shares issued and outstanding, as at December 31, 2021 and 2020 respectively. As of December 31, 2021, the Company has 221,667 shares to be issued. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As at December 31, 2021 the Company has 5,658,315 warrants convertible to 6,649,305 common shares, 45,000 restricted stock to be issued and 712,500 stock options exercisable for 712,500 common shares for a total underlying common shares of 7,406,805. As at December 31, 2020 the Company has 12,436,301 warrants convertible to 12,436,301 common shares and convertible promissory note convertible to 3,448,025 common shares for a total underlying common shares of 15,884,326.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

22. Warrants

During the year ended December 31, 2021, a total of 2,488,721 warrants were exercised for 2,287,511 common shares. 1,637,709 warrants were exercised at $4.00 per share, 317,000 warrants were exercised at $6.05 per share and 494,500 warrants were exercised on a cashless basis for 293,290 common shares. During the same period the 39,512 warrants were exercised on a cashless basis related to a convertible promissory note, please refer to note 9. As of December 31, 2021 2,287,511 common shares were issued from warrant exercises.

During the year ended December 31, 2021, the Company issued 1,502,409 and 2,040,990 warrants convertible to 1 and 2 common shares each exercisable for a period of 12 and 18 months respectively. The warrants were issued in connection with the Reg-A public offering and private placement offering respectively. The exercise price of the warrants is $4.00 per share. During the same period the Company issued 3,763,636 warrants convertible to 1 common share at an exercise price of $6.05 per share exercisable for a period of 36 months. 3,272,727 warrants were purchased through the underwritten public offering and 490,909 over-allotment warrants purchased by the underwriter. The warrants were issued in connection with the underwritten public offering.

During the year ended December 31, 2021 the Company and warrant holder reached an agreement to amend a previous warrant agreement. The Company will issue an additional 150,000 warrants for a total of 250,000 warrants valued at $37,000. The exercisable period of the warrants was also amended to a period of five years beginning on January 14, 2021. The warrants are convertible to 1 common share each exercisable at $2 per share.

During the year ended December 31, 2021 the Company issued 130,909 representative warrants to the Company’s underwriters. The representative warrants are not exercisable until January 30, 2022. The representative warrants are exercisable for 130,909 common shares at $6.05 per share until August 3, 2024. As of December 31, 2021 the Company has not valued the representative warrants.

During the year ended December 31, 2021 26,815 warrants expired

As of December 31, 2021, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$4.00	202,701	0.07	February 24, 2022
$4.00	1,690,990	0.75	October 1, 2022
$6.05	3,446,636	2.60	August 6, 2024
$2.00	5,488	3.16	February 25, 2025
$2.40	62,500	3.22	March 20, 2025
$40.00	250,000	4.04	January 14, 2026
	5,658,315	2.31

	December 31, 2021		December 31, 2020
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	716,815	$4.00	-	$-
Issuance	7,457,036	$4.30	716,815	$4.00
Expired	(26,815)	$4.00	-	$-
Exercise	(2,488,721)	$(4.00)	-	$-
Balance, end of period	5,658,315	$4.30	716,815	$4.00

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

23. Stock Options

Under the Company’s Equity Incentive Plan the number of common shares reserved for issuance under the option plan shall not exceed 10% of the issued and outstanding common shares of the Company, have a maximum term of 10 years and vest at the discretion of the Board of Directors.

All equity-settled share-based payments are ultimately recognized as an expense in the statement of operations and comprehensive loss with a corresponding credit to “Additional Paid in Capital.” If vesting periods or other non-market vesting conditions apply, the expense is allocated over the vesting period, based on the best available estimate of the number of share options expected to vest. Estimates are subsequently revised if there is any indication that the number of share options expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior periods if share options ultimately exercised are different to that estimated on vesting.

On December 29, 2021 the Company granted 400,000 and 300,000 performance stock units (“PSU”) to the Company’s Chief Executive Officer and a director, respectively. The PSU will vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $3.00. 50% will have vested at a closing price of $16.50 and 100% will have vested at a closing price of $31.50. As of December 31, 2021, no PSUs have been vested and the Company recognized $0 to stock based compensation expense.

On August 6, 2021, the Company granted 140,000 options to directors, advisors and officers with an exercise price of $5.50 and an expiry date of August 6, 2026. The stock options will vest on January 1, 2022. The fair value of the options on grant date was estimated to be $754,189. The Company recognized $749,084 to consulting expense during the year ended December 31, 2021. The fair value of the options were calculated using the Black-Scholes option pricing model and using the following assumptions:

Year ended
December 31, 2021
Discount rate	0.6%
Expected volatility	263%
Expected life (years)	4.13
Expected dividend yield	0%
Exercise price	$5.32
Stock price	$5.32

On July 23, 2021, the Company granted 15,000 options to a director with an exercise price of $5.50 and an expiry date of July 23, 2026. The stock options will vest on January 1, 2022. The fair value of the options on grant date was estimated to be $129,480. The Company recognized $128,681 to consulting expense during year ended December 31, 2021. The fair value of the options were calculated using the Black-Scholes option pricing model and using the following assumptions:

Year ended
December 31, 2021
Discount rate	0.201%
Expected volatility	302%
Expected life (years)	2.72
Expected dividend yield	0%
Exercise price	$5.50
Stock price	$8.72

On September 1, 2021, the Company granted 400,000 options to a consultant with an exercise price of $5.32 and an expiry date of September 1, 2026. The options have a vesting period of 6 months from the initial grant date; 100,000 shall vest on March 1, 2022, 100,000 shall vest on September 1, 2022, 100,000 shall vest on March 1, 2023 and 100,000 shall vest on September 1, 2023. The fair value of the options on grant date was estimated to be $2,112,000. The Company recognized $352,972 to consulting expense during the year ended December 31, 2021. The fair value of the options were calculated using the Black-Scholes option pricing model and using the following assumptions:

Year ended
December 31, 2021
Discount rate	0.60%
Expected volatility	263%
Expected life (years)	4.13
Expected dividend yield	0%
Exercise price	$5.32
Stock price	$5.32

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

On October 7 and November 2, 2021, the Company granted 5,000 and 62,500 options respectively, to advisors with an exercise price of $5.50 and $5.24. The options will expiry on October 7, 2026 and November 2, 2026 respectively. The stock options will vest on January 1, 2022. The fair value of the options on grant date was estimated to be $326,498. The Company recognized $320,374 to consulting expense during the year ended December 31, 2021. The fair value of the options were calculated using the Black-Scholes option pricing model and using the following assumptions for the 5,000 and 62,500 options respectively:

Year ended
December 31, 2021
Discount rate	1.02%
Expected volatility	262%
Expected life (years)	2.62
Expected dividend yield	0%
Exercise price	$5.50
Stock price	$5.48

Year ended
December 31, 2021
Discount rate	0.60%
Expected volatility	213%
Expected life (years)	2.58
Expected dividend yield	0%
Exercise price	$5.24
Stock price	$5.24

On December 29, 2021, the Company granted 30,000 stock options to members of the board for a total of 90,000 options with an exercise price of $2.51. The options will expiry on December 29, 2026. The options have a vesting period of 1 year from the initial grant date; 10,000 shall vest on December 29, 2022, 10,000 shall vest on December 29, 2023 and 10,000 shall vest on December 29, 2024. The fair value of the options on grant date was estimated to be $224,280. The Company recognized $0 to consulting expense during the year ended December 31, 2021. The fair value of the options were calculated using the Black-Scholes option pricing model and using the following assumptions:

Year ended
December 31, 2021
Discount rate	1.29%
Expected volatility	253%
Expected life (years)	4.5
Expected dividend yield	0%
Exercise price	$2.51
Stock price	$2.51

	Year ended December 31, 2021
	Number of options	Weighted Average Price
Balance, beginning of period	-	$-
Granted	712,500	$5.00
Balance, end of period	712,500	$5.00

	Range of Exercise prices	Number outstanding	Weighted average life (years)	Weighted average exercise price	Number exercisable on December 31, 2021
Stock options	$2.51 - 5.50	712,500	4.74	$5.00	-

As of December 31, 2021, no stock options has been vested.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

24. COVID-19

The outbreak of the coronavirus, specifically identified as “COVID-19,” has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The management and board of the Company is constantly monitoring this situation to minimize potential losses.

25. Subsequent Events

The Company has evaluated subsequent events through March 31, 2022 which is the date the financial statements were available to be issued and the following events after year end occurred:

●	On February 17, 2022, Worksport appointed Tom DiNanno to its Board of Advisors for a monthly fee of $5,000 USD in addition to a 10,000 common share option grant.

●	Worksport agreed to issue 20,000 shares of common stock to employees/consultants. Additionally, Worksport has agreed to issue Stock Options of Terravis Energy, Inc., a Worksport subsidiary, to Lorenzo Rossi and Steven Rossi in the amount of 750,000 and 250,000 options, respectively.

●	Worksport agreed to issue 10,000 Common Shares to Zenfar Investments Ltd on January 13, 2022 for manufacturing consulting services rendered per agreement signed on March 3, 2021.

●	Worksport agreed to issue 40,000 Common Shares to Exchange Listing LLC on March 18, 2022 for capital markets and strategic advisory services rendered per agreement signed on January 26, 2022.

●	Worksport has initiated final steps towards closing on the West Seneca production facility it began looking into in 2021, applying for a mortgage and initiating a Phase 2 Environmental Assessment. We are seeking to purchase the property for $8.125M, financing $5.3M via mortgage with an interest rate of prime rate + 5.5% while putting down $2.825M on the property.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

We did not design written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors. We also did not maintain adequate documentation to evidence the operating effectiveness of certain control activities. Lastly, we did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated within those systems.

These control deficiencies resulted in several immaterial misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and there we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2021.

Remediation Plan

During the year ended December 31, 2021, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above.

Our remediation process includes, but not limited to:

●	Investing in IT systems to enhance our operational and financial reporting and internal controls.
●	Enhancing the organizational structure to support financial reporting processes and internal controls.
●	Providing guidance, education and training to employees relating to our accounting policies and procedures.
●	Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates.
●	Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls is relevant and reliable.

We expect to remediate these material weaknesses in the first half of 2022. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the Jobs Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment, including remote work arrangements, have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is a list of the names, ages and positions of our executive officers and directors:

Name:	Age	Position(s):	Director or Executive Officer Since:
Steven Rossi	36	Chief Executive Officer, President, Secretary,Chair of the Board of Directors (Principal Executive Officer)	November 7, 2014

Michael Johnston	41	Chief Financial Officer (Principal Financial and Accounting Officer)	December 5, 2017

Lorenzo Rossi	67	Director	December 9, 2014

Craig Loverock	51	Independent Director*	April 22, 2019

William Caragol	55	Independent Director#	June 30, 2021

Ned L. Siegel	70	Independent Director†	June 30, 2021

* Audit Committee Chair

# Compensation Committee Chair

† Nominating and Corporate Governance Chair

A brief description of the background and business experience of our executive officers and directors for the past five years is as follows:

Steven Rossi has served as the Chief Executive Officer, President. Secretary and Chair of the Board of Directors of the Company since November 7, 2014. Mr. Rossi founded Worksport Ontario, the wholly owned operating company of the Company, in 2011. Prior to that, he founded two auto-related companies, 2230164 Ontario, Inc. and Scrap my Junk Car, in 2005 and 2006, respectively, and managed their respective operations for five years. Since founding Worksport Ontario in 2011, Mr. Rossi has been granted 14 different patents across the United States and Canada. He has licensed all patents to Worksport on an exclusive basis. Mr. Rossi attended the University of Toronto from 2005 to 2007, majoring in Life Science. Through his prior experiences, Steven possesses the knowledge and experience in establishing and managing auto-related companies that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities. As our Chief Executive Officer, President, Chair and founder, Mr. Rossi brings to the Board extensive knowledge of the Company’s products, structure, history, and culture as well as years of expertise in the industry and is qualified to be a member of the Company’s Board of Directors.

Michael Johnston CPA, CA, has been serving as the Chief Financial Officer of the Company since December 5, 2017. Mr. Johnston is a partner at Toronto’s Forbes Andersen LLP, Chartered Professional Accountants, and offers over 12 years of experience with both private and public companies. His responsibilities include assisting the Steven Rossi in developing new business, maintaining operating budgets and ensuring adequate cash flow. Mr. Johnston was appointed by the Board for his extensive knowledge of the Company’s products and his financial and accounting expertise. Mr. Johnston holds a graduate degree from the University of Western Ontario.

Lorenzo Rossi has been serving as a director of the Company since December 9, 2014. Since 2005, he has been the Computer Science & Communications Technology Department Head at the Cardinal Carter Academy for the Arts of the Toronto Catholic District Schools. Lorenzo received a Master of Education in 1995 from the University of Toronto and a Bachelor of Arts from Laurentian University in 1977. The Board believes that Mr. Rossi’s professional experience qualifies him to serve on our Board.

Craig Loverock, CPA, CA, has been serving as a member of the Board of the Company since April 22, 2019. Mr. Loverock has also served as the Chair of the Audit Committee since April 22, 2019. Mr. Loverock is a licensed CPA (Chartered Professional Accountant) and received his Chartered Accountant designation from the Institute of Chartered Accountants, Ontario in 1997, and has over 24 years’ experience in accounting and finance roles in Canada, the United States and England. Mr. Loverock has been the Chief Financial Officer and Corporate Secretary at Contagious Gaming Inc. since November 30, 2015, and currently serves as the Chief Financial Officer of Sproutly Canada, Inc. From October 2014 to May 2015, he served as the Chief Financial Officer of VoiceTrust Inc. From November 2012 to October 2014, he served as the Chief Financial Officer and Chief Compliance officer of Quartz Capital Group Ltd. The Board believes that Mr. Loverock’s vast professional experience, education, and professional credentials qualify him to serve as a member of the Company’s Board of Directors, and as a member of the Board’s committees.

William Caragol was appointed a director June 30, 2021. Mr. Caragol is the Chief Financial Officer of Mainz Biomed, N.V. (NASDAQ: MYNZ), since July of 2021. From 2018 to the present, Mr. Caragol has also been Managing Director of Quidem LLC, a corporate advisory firm. Since 2015, Mr. Caragol has been Chairman of the Board of Thermomedics, Inc., a medical diagnostic equipment company. Mr. Caragol, since February 2021, is also on the Board of Directors and is Chairman of the Audit Committee of Greenbox POS (NASDAQ: GBOX) and from 2012 to 2018, Mr. Caragol was Chairman and CEO of PositiveID, a holding company that was publicly traded that had a portfolio of products in the fields of bio detection systems, molecular diagnostics, and diabetes management products. Mr. Caragol earned a B.S. in business administration and accounting from Washington & Lee University and is a member of the American Institute of Certified Public Accountants. The Board believes that Mr. Caragol’s vast experience as a member of severally publicly traded companies’ board of directors, his education, and professional credentials qualify him to serve as a member of the Company’s Board Directors, and as a member of the Board’s committees.

Ambassador Ned L. Siegel was appointed a director June 30, 2021. Ambassador Seigel is the President of The Siegel Group, a multi-disciplined international business management advisory firm he founded in 1997 in Boca Raton, Florida, specializing in real estate, energy, utilities, infrastructure, financial services, oil & gas and cyber & secure technology. Mr. Ambassador Siegel has served since 2013 as Of Counsel to the law firm of Wildes & Weinberg, P.C. From October 2007 until January 2009, he served as the United States Ambassador to the Commonwealth of The Bahamas. Prior to his Ambassadorship, in 2006, he served with Ambassador John R. Bolton at the United Nations in New York, as the Senior Advisor to the U.S. Mission and as the United States Representative to the 61st Session of the United Nations General Assembly. From 2003 to 2007, Mr. Ambassador Siegel served on the Board of Directors of the Overseas Private Investment Corporation (OPIC), which was established to help U.S. businesses invest overseas, fostering economic development in new and emerging markets, complementing the private sector in managing the risk associated with foreign direct investment and supporting U.S. foreign policy. Appointed by Governor Jeb Bush, Mr. Ambassador Siegel served as a Member of the Board of Directors of Enterprise Florida, Inc. (EFI) from 1999-2004. EFI is the state of Florida’s primary organization promoting statewide economic development through its public-private partnership.

Ambassador Siegel presently serves on the Board of Directors of the following companies: CIM City, U.S. Medical Glove Company, Global Supply Team, Moveo, LLC and the Caribbean Israel Leadership Coalition (CILC), Caribbean Israel Venture Services, Inc. He also presently serves on the following Advisory Boards: Usecrypt, Brand Labs International (BLI), Elminda Ltd., Findings, and Sol Chip Ltd and Maridose, LLC.

Ambassador Siegel received a B.A. from the University of Connecticut in 1973 and J.D. from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina.

The Board believes that Mr. Ambassador Siegel’s vast professional experience, education, and professional credentials qualify him to serve as a member of the Company’s Board Directors, and as a member of the Board’s committees.

Advisory Board

The following members comprise our Advisory Board:

Name:	Age
Yosi Behar	78
Sengkee Ahn	51
Mike Timmons	46
Thomas DiNanno	54

Yosi Behar joined the Company’s Advisory Board on October 7, 2021. As Founder of The Behar Group, Yosi Behar has been an active real estate representative and broker in Ontario, Canada for over 40 years with overwhelming success. He has coordinated and completed numerous transactions for such companies as Bell Canada, Runnymede Development Corporation Limited, Imperial Oil, Sun Life Assurance Company of Canada, Tribute Homes, Royop Corporation, Petro-Canada, Royal Bank of Canada, The Bank of Montreal, Liberty Developments, Minuk Construction, and Metrus Development. His current mandates include acting as real estate advisor for Volvo Canada, Volkswagen, Land Rover/Jaguar, Lexus/Toyota, Honda/Acura, Hyundai, Mazda, BMW, Mercedes-Benz, Subaru, Kia, Mitsubishi, Ford, General Motors, Chrysler, and Nissan. He prides himself on his impeccable reputation for service, integrity, perseverance, and loyalty to his valued clientele.

Sengkee Ahn joined the Company’s Advisory Board on June 30, 2021. Sengkee Ahn has almost three decades of experience advising and working with some of the wealthiest organizations and individuals in Canada. He currently serves as Managing Director at a large Canadian Chartered Bank. Previously, Mr. Ahn was the CFO for one of the largest alternative nicotine companies in North America and, before that, was Senior Vice President of Corporate Development for a large cannabis company in Southwestern Ontario. He spent over 20 years at RBC and CIBC, holding various senior positions in wealth management, Capital Markets, and Commercial Banking.

Mike Timmons joined the Company’s Advisory Board on June 30, 2021. Mike Timmons is The Executive Vice President for AXC., a high-end truck accessory brand focused on providing the finest thermal formed products manufactured in the USA. Previously, Mike Timmons was VP of Jeep & Off-Road for Truck Hero, Inc, leading brands like Rugged Ridge and Omix-ADA where he developed & oversaw core business practices that improved branding and new product development approaches.

Thomas DiNanno joined the Company’s Advisory Board on February 17, 2022. Thomas DiNanno has held several key U.S. Government positions with focuses in areas of national security and infrastructure. His experience and expertise are intended to influence the Company’s ongoing efforts in the government sector. Mr. DiNanno is a contributing advisor to Hudson Institute, a 501(c)(3) organization that guides public policy makers and global leaders in government and business through publications, conferences, policy briefings, and recommendations. Prior to joining Hudson Institute, he served as a professional staff member on the House Permanent Select Committee on Intelligence as well as acting Assistant Secretary of State of the Arms Control, Verification and Compliance Bureau from 2018-2021. Mr. DiNanno has served in several key government capacities, including Assistant Administrator for the Department of Homeland Security’s Federal Emergency Management Agency (FEMA), where he oversaw National Preparedness initiatives and grants focused on counterterrorism.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until their resignation or removal in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board of Directors.

Members of our advisory board do not have any voting power and serve at the pleasure of the Board.

Family Relationships

Lorenzo Rossi and Steven Rossi are father and son. Other than the foregoing, there are no other family relationships between any of our directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officers.

Code of Business Conduct and Ethics

Our Board has adopted a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. Our investor webpage, investworksport.com, displays a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Director Independence and Board Committees

An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Steven Rossi, Lorenzo Rossi, Craig Loverock, William Caragol and Ned L. Siegel serve as members of our Board of Directors. Our Board has determined that Craig Loverock, William Caragol and Ned L. Siegel are “independent directors” as defined in the Nasdaq listing rules and under Rule 10-A-3(b)(1) of the Exchange Act and applicable SEC rules.

Audit Committee. We currently have a standing Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent and financially literate, and one member of the Audit Committee must qualify as an “audit committee financial expert” as defined in applicable SEC rules. Messrs. Craig Loverock, William Caragol and Ned L. Siegel serve as members of our Audit Committee. Mr. Loverock serves as the Audit Committee Chairman. Craig Loverock qualifies as an “audit committee financial expert” under the SEC rules.

We have adopted an Audit Committee charter, which details the purpose and principal functions of the Audit Committee, including:

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

Compensation Committee. We have a standing Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent. William Caragol, Craig Loverock and Ned L. Siegel serve as members of or Compensation Committee. Mr. Caragol serves as the Compensation Committee Chairman.

We have adopted a Compensation Committee charter, which details the purpose and responsibility of the Compensation Committee, including:

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

The Compensation Committee charter permits the committee to retain or receive advice from a compensation consultant and outlines certain requirements to ensure the consultants independence or certain circumstances under which the consultant need not be independent. However, as of the date hereof, the Company has not retained such a consultant.

Nominating and Governance Committee. We have a standing Nominating and Corporate Governance Committee. Craig Loverock, William Caragol and Ned L. Siegel serves as members of the Nominating and Corporate Governance. Ned L. Siegel serves as the Nominating and Corporate Governance Committee Chairman.

We have adopted a Nominating and Governance Committee charter, which details the purpose and responsibilities of the Nominating and Governance Committee, including:

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2021, the Board met from time to time informally and acted by written consent on numerous occasions.

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

Equity Incentive Plans

In July 2015, the Board of Directors and stockholders adopted the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), effective as of July 5, 2015. The 2015 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2015 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the Common Stock. The Board reserved 500,000 shares of Common Stock issuable upon the grant of awards under the 2015 Plan. Pursuant to the 2015 Plan, a Stock Option for 30,000 shares was granted to each Craig Loverock, Ned L. Siegel, and William Caragol on December 29th.

On March 31, 2021, the Board of Directors and majority stockholder adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2021 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the Common Stock. The Board reserved 1,250,000 shares of Common Stock issuable upon the grant of awards under the 2021 Plan. Pursuant to the 2021 Plan, 15,000 Stock Option shares and 15,000 RSUs were granted to each Craig Loverock, Ned L. Siegel, and William Caragol, on August 6th and September 6th, respectively. An additional 100,000 Stock Option shares were granted to Steven Rossi on August 6th, pursuant to the 2021 Plan. Worksport has filed an S-8 with the SEC to allow this and future compensation.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the years ended December 31, 2021 and 2020 in all capacities for the accounts of our executives, including the principal executive officer and principal financial officer.

Summary Compensation Table

Name and Position	Year	Salary ($)	All Other Compensation	Total ($)
Steven Rossi, Chief Executive Officer,	2021	$240,000	$150,000	$390,000
President and Chair of the Board	2020	$87,030	$0	$87,030

Michael Johnston, Chief Financial Officer	2021	0	0	0
	2020	$0	$0	$0

Employment Agreements

We entered into an employment agreement with Steve Rossi, our Chief Executive Officer effective May 10, 2021 (the “Employment Agreement”).

The term of the Employment Agreement commenced on May 10, 2021 (the “Effective Date”) and continues until the fifth (5th) anniversary thereof (the “Initial Term”), unless terminated earlier pursuant to the terms of the Employment Agreement; provided that, on such fifth (5th) anniversary of the Effective Date and each third annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the Employment Agreement will be automatically renewed, upon the same terms and conditions, for successive periods of three (3) years (each, a “Renewal Term”), unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days prior to the applicable Renewal Date.

Mr. Rossi’s annual base salary will be $300,000 (“Base Salary”) and Mr. Rossi shall be entitled to annual bonus (“Bonus”) equal to 50% of his Base Salary, provided that certain performance goals are met. The performance goals will be established on an annual basis by the Compensation Committee of the Board of Directors of the Company.

The Employment Agreement may be terminated by the Company with or without “Cause” (as defined below) or by the Executive with or without “Good Reason” (as defined below).

The term “Cause” includes discharge by Company on account of the occurrence of one or more of the following events:

(i)	Executive’s continued refusal or failure to perform (other than by reason of Disability) Executive’s material duties and responsibilities to the Company;
(ii)	a material breach of the Employment Agreement;
(iii)	an intentional and material breach of the Confidential Information, Assignment of Intellectual Property and Restricted Activities sections of the Employment Agreement;
(iv)	willful, grossly negligent or unlawful misconduct by Executive which causes material harm to the Company or its reputation;
(v)	any conduct engaged in that is materially detrimental to the business or reputation of the Company;
(vi)	The Company is directed in writing by regulatory or governmental authorities to terminate the employment of Executive or Executive engages in activities that (i) are not approved or authorized by the Board, and (ii) cause actions to be taken by regulatory or governmental authorities that have a material adverse effect on the Company; or
(vii)	a conviction, plea of guilty, or plea of nolo contendere by Executive, of or with respect to a criminal offense which is a felony or other crime involving dishonesty, disloyalty, fraud, embezzlement, theft or similar action(s) (including, without limitation, acceptance of bribes, kickbacks or self-dealing), or the material breach of Executive’s fiduciary duties with respect to the Company.

The term “Good Reason” generally includes a reduction in the Base Salary, a reduction in job title, position or responsibility, a material breach by the Company of the Employment Agreement, or a material relocation in worksite.

In the event the Employment Agreement is terminated by the Company other than for Cause or by Mr. Rossi for Good Reason, Mr. Rossi will receive an amount equal to his Base Salary at the rate in effect as of the date immediately preceding such termination until the earlier of (i) the expiration date of the Term or (ii) the first anniversary of the date of termination; provided that if the date of termination is after the first anniversary of the Effective Date, Mr. Rossi will receive the Base Salary and accrued benefits for 18 months following the effective date of termination. The Rossi shall also be entitled to receive earned but not paid Bonuses and any pro rata portion of the amount of Executive’s Bonus for the year in which termination occurs that would have been payable based on actual performance determined under the terms of the Bonus as then in effect for such year, and expenses incurred through the date of termination and any other benefits accrued but not paid. Notwithstanding the foregoing, Mr. Rossi’s right to receive any unearned compensation is conditioned on Mr. Rossi execution and delivery to the Company a general release of claims.

If the date of termination for Good Reason is after the end of a calendar year but prior to such time as Mr. Rossi’s Bonus, if any, is paid, then Mr. Rossi will receive a Bonus as determined by the Compensation Committee prorated for the time of employment during such year of termination.

Mr. Rossi has the right under the Employment Agreement to terminate his employment for other than Good Reason upon 30 days’ written notice to the Company. If Mr. Rossi terminates the Employment Agreement for other than Good Reason, Mr. Rossi will receive an amount equal to his base salary, earned but not paid plus expenses incurred through the date of termination and any other benefits accrued but not paid.

If a Change in Control (as defined below) occurs and Mr. Rossi’s employment is terminated by the Company for any reason other than Cause or disability or Mr. Rossi terminates for Good Reason, Mr. Rossi will receive a non-prorated severance equal to two times his Base Salary and Bonus for the year of termination and all vested and accrued benefits up to the date of termination. If Mr. Rossi holds any non-vested option awards at the date of termination in connection with a Change in Control, all options not vested will vest and become exercisable until the earlier of three (3) years following termination or the expiration of the options as granted. If Mr. Rossi holds any restricted securities at the date of termination in connection with a Change in Control, all restrictions will lapse and all such securities will be unrestricted, vested and immediately payable. All of Mr. Rossi’s performance-based goals will also be deemed met in connection with termination by Change in Control in calculating bonus and other awards.

The term “Change in Control” generally means a transaction that occurs whereby more than 50% of the Company’s voting power is acquired by a third party, the consummation involving the Company of a merger, consolidation, reorganization or business combination or the sale of substantially all of the Company’s assets to a third party.

Pursuant to the clawback provisions of the Employment Agreement, any amounts payable under the Employment Agreement are subject to any policy (whether in existence as of the Effective Date or later adopted) established by the Company providing for clawback or recovery of amounts that were paid to Mr. Rossi. The Company will make any determination for clawback or recovery in its sole discretion and in accordance with any applicable law or regulation.

The Employment Agreement provides that the Company shall indemnify M. Rossi to the fullest extent permitted by law for all amounts (including, without limitation, judgments, fines, settlement payments, expenses and reasonable out-of-pocket attorneys’ fees) incurred or paid by Executive in connection with any action, suit, investigation or proceeding, or threatened action, suit, investigation or proceeding, arising out of or relating to the performance by Executive of services for, or the acting by Executive as a director, officer or Executive of, Company, or any subsidiary of the Company.

In addition to the foregoing, pursuant to the terms of the Employment Agreement, Mr. Rossi amended the Company’s Series A Preferred Stock Certificate of Designation to eliminate his right convert such his Series A Preferred Stock into 51% of the outstanding Common Stock of the Company. In consideration for Mr. Rossi agreeing to terminate his conversion rights, the Company issued Mr. Rossi an aggregate of 1,717,535 unregistered shares of Common Stock.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board has the authority to fix the compensation of directors.

During 2021 Steven Rossi, Craig Loverock, Bill Caragol, Ned L. Siegel were compensated for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of the date of this report by (a) each stockholder who is known to us to beneficially own 5% or more of our Common Stock, (b) directors, (c) our executive officers, and (d) all executive officers and directors as a group. Beneficial ownership is determined according to the SEC rules, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options, warrants and other securities convertible or exercisable into shares of Common Stock, provided that such securities are currently exercisable or convertible or exercisable or convertible within 60 days of the date hereof. Each director or officer, as the case may be, has furnished us with information with respect to their beneficial ownership. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their Common Stock.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (2)
Directors and Executive Officers:

Steven Rossi (3) —CEO, President, and Chairman	2,592,538	15.29%

Michael Johnston —CFO	—	—

Lorenzo Rossi —Director	—	—

Craig Loverock —Director	30,000	00.18%

William Caragol —Director	30,000	00.18%

Ned L. Siegel —Director	30,000	00.18%

All officers and directors as a group (6 persons)	2,682,538	15.82%

5% or More Stockholders:
Prasad Bikkani (4)	1,796,470	10.59%

AI Media Data LLC (5)	1,650,000	9.73%

Leonite Fund I, LP (6)	1,000,000	5.90%

(1) Unless otherwise indicated, the address for each person is c/o Worksport Ltd., 414-3120 Rutherford Rd, Vaughan, Ontario, Canada L4K 0B1.

(2) Based on 16,961,245 shares of Common Stock outstanding as of the date of this report.

(3) Mr. Rossi also owns 100 shares of Series A Preferred Stock entitling him to 51% of the voting power of the corporation. See “Description of Securities–Series A Preferred Stock.”

(4) Includes (i) 315,490 shares of Common Stock and 730,980 shares of Common Stock issuable upon the exercise of vested warrants held by Equity Trust Company, an entity of which Mr. Bikkani has voting and dispositive control, and (ii) 750,000 shares of Common Stock issuable upon the exercise of vested warrants held by Mr. Bikkani’s wife. The address for Mr. Bikkani is 3043 Forest Lake Dr. Westlake, OH 55145.

(5) Includes (i) 250,000 Restricted shares of Common Stock and 600,000 shares of Common Stock issuable upon the exercise of vested warrants, and (ii) 700,000 vested RSUs and 100,000 shares of Common Stock issuable upon the exercise of vested stock options held by AI Media Data LLC, an entity of which Mr. Wesley Van De Wiel is the control person. The address for Mr. Van De Wiel is Borodinstraat 164,5011 HE Tilburg, Noord Brabant -The Netherlands.

(6) Includes 1,000,000 shares of Common Stock issuable upon the exercise of vested warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, stockholder holding at least 5% of shares of our Common Stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Transactions with Related Persons

During the year ended December 31, 2021, the Company recorded salaries expense of $410,573 (2020 - $64,903) related to services rendered to the Company by its CEO. During the same period the Company recorded salaries expense of $125,707 to an officer of the Company and director.

During the year ended December 31, 2021, the Company’s CEO paid expenses on behalf of the Company of $12,154 (2020 - repayment of $5,245). As of December 31, 2021, the Company has payable of $35,547 (2020 - $23,393) owed to the Company’s CEO.

During the year ended December 31, 2021, the Company paid a director of the Company $50,000 for services rendered from 2015 to 2020.

During the year ended December 31, 2021, the Company paid $59,203 for consulting services relating to negotiations with manufacturers, to a U.S.-based corporation which the Company’s CEO and director is also a stockholder.

Controlling Persons

Mr. Rossi owns 100% of the outstanding shares of Series A Preferred Stock of the Company. The shares of Series A Preferred Stock collectively has 51% voting power of the outstanding securities of the Company which thereby renders Mr. Rossi the ability to terminate and vote for members of our Board of Directors. The Company is not aware of any other agreements or understandings by a person or group of persons that could be construed as a controlling person.

Related Person Transaction Policy

Under our policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of our Board of Directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our Audit Committee, or other independent body of our Board of Directors, will take into account the relevant available facts and circumstances including, but not limited to:

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

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Steven Rossi, Lorenzo Rossi, Craig Loverock, William Caragol and Ned L. Siegel serve as members of our Board of Directors. Our Board has determined that Craig Loverock, William Caragol and Ned L. Siegel are “independent directors” as defined in the Nasdaq listing rules and under Rule 10-A-3(b)(1) of the Exchange Act and applicable SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent auditor, Haynie & Company billed an aggregate of $121,630 and $60,556 for the fiscal years ended December 31, 2021 and December 31, 2020, respectively, for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

During the year ended December 31, 2021 and 2020, we engaged Haynie & Company as our independent registered accounting firm. For the years ended December 31, 2021 and 2020, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2021	2020
Audit Fees	$95,400	$60,556
Audit-Related Fees (1)	$26,230	$-
Total	$121,630	$60,556

(1)	Fees incurred in conjunction with consents for various registration statements filed during years.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.:	Description:
3.1	Form of Amended and Restated Articles of Incorporation of Worksport Ltd. filed with the Nevada Secretary of State on May 7, 2021 (8)
3.1.1	Amended and Restated Certificate of Designation of the Series A Preferred Stock filed with the Nevada Secretary of State on March 20, 2019 (8)
3.1.2	Series B Preferred Stock Certificate of Designation filed with the Nevada Secretary of State on May 18, 2020 (8)
3.1.3	Form of Amendment to the Amended and Restated Certificate of Designation of the Series A Preferred Stock filed with the Nevada Secretary of State on May 7, 2020 (8)
3.1.4	Amendment to the Amended and Restated Articles of Incorporation filed May 21, 2021 effecting the 1-for-20 Reverse Stock Split. (10)
3.2	Amended and Restated Bylaws adopted on March 31, 2021 (8)
3.3	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc. (1)
4.1	Form of Warrant Agent Agreement and Form of Warrant (10)
4.2	Form of Representative Warrant (11)
4.3	Form of Common Stock Purchase Warrant used in 2021 Private Placement (11)
10.1	Broker-Dealer Agreement, dated September 15, 2020, between Worksport Ltd. and Dalmore Group, LLC (6)
10.2	Patent License Agreement, dated November 26, 2014 (3)
10.3	Corporate Advisory Services Agreement between Worksport Ltd. and Belair Capital Partners, Inc., dated May 1, 2014 (3)
10.4	Shipping Agreement with Federal Express (Fedex) dated September 26, 2014 (3)
10.5	Shipping Agreement with United Parcel Service (UPS) dated March 31, 2014 (3)
10.6	Warehousing and Shipping with JBF Express dated July 24, 2013 (3)
10.7	Continuous Importation Bond with Globe Express Services (3)
10.8	Business Services Agreement, between 1369781 and Worksport Ltd, dated July 1, 2015 (4)
10.9	Business Services Agreement, between 2224342 and Worksport Ltd, dated July 23, 2015 (4)
10.10	Services Agreement, between Marchese and Worksport Ltd., dated July 3, 2015 (4)
10.11	Services Agreement, between JAAM and Worksport Ltd, dated July 15, 2015 (4)
10.12	Software as a Service Agreement, dated September 16, 2020, between Worksport Ltd. and Novation Solutions Inc. (o/a DealMaker) (6)
10.14†	Employment Agreement, dated May 10, 2021, between Worksport Ltd. and Steve Rossi (7)
10.15	2015 Equity Incentive Plan (10)
10.16	Lease Agreement, dated April 16, 2021, between Worksport Ltd. and Majorcon Holdings, Inc. re 7299 East Danbro Crescent (10)
10.17	Lease Agreement, dated April 30, 2018, between Worksport Ltd. and N.H.D. Developments Limited re 41 Courtland Avenue (10)
10.18	Form of Subscription Agreement for 2021 Private Placement (11)
14.1	Code of Ethics (9)
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†Management compensatory plan.

(1)	Filed as an exhibit to the Company’s Form 10-Q filed April 24, 2009,.

(2)	Filed as an exhibit to the Company’s Form 1-A filed on July 15, 2020.

(3)	Filed as an exhibit to the Company’s Form 8-K filed on December 17, 2014.

(4)	Filed as an exhibit to the Company’s Form S-1 filed on July 21, 2015

(5)	Filed as an exhibit to the Company’s Form 1-A/A filed on September 10, 2020

(6)	Filed as an exhibit to the Company’s Form 1-A/A filed on September 29, 2020

(7)	Filed as an exhibit to the Company’s Form 8-K filed on May 12, 2021.

(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on May 14, 2021.

(9)	Filed as an exhibit to the Company’s Form 8-K filed July 2, 2021.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed on July 8, 2021.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed on July 16, 2021,

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSPORT LTD

Dated: March 31, 2022	/s/ Steven Rossi
Steven Rossi
President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Rossi	President, Chief Executive Officer and	March 31, 2022
Steven Rossi	Chairman of the Board of Directors(Principal Executive Officer)

/s/ Michael Johnston	Chief Financial Officer	March 31, 2022
Michael Johnston	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lorenzo Rossi	Director	March 31, 2022
Lorenzo Rossi

/s/ Craig Loverock	Director	March 31, 2022
Craig Loverock

/s/ William Caragol	Director	March 31, 2022
William Caragol

/s/ Ned L. Siegel	Director	March 31, 2022
Ned L. Siegel

