Form 10-Q
period 2022-03-31
Worksport Ltd
filed 2022-05-23
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2022

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

As of May 23, 2022 17,001,034 shares of Common Stock outstanding.

WORKSPORT LTD.

Worksport Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$25,808,938	$28,567,333
Accounts receivable net	55,951	62,684
Other receivable	78,310	184,721
Inventory (note 3)	791,813	501,772
Prepaid expenses and deposits	4,111,008	4,715,495
Total Current Assets	30,846,020	34,032,005
Investment (note 12)	24,423	24,423
Property and Equipment, net	1,899,134	1,128,799
Right-of-use asset, net (note 13)	457,619	515,819
Intangible Assets, net	734,207	593,053
Total Assets	$33,961,403	$36,294,099
Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,258,028	$1,144,526
Payroll taxes payable	-	112,189
Related party loan (note 8)	33,684	35,547
Promissory notes payable (note 5)	263,211	263,211
Loan payable (note 14)	28,387	28,387
Current lease liability (note 13)	211,577	212,929
Total Current Liabilities	1,794,887	1,796,789
Long Term – Lease Liability (note 13)	264,248	316,988
Total Liabilities	2,059,135	2,113,777

Shareholders’ Equity (Deficit)
Series A & B Preferred Stock, $0.0001 par value, 1,100,000 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 7)	-	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 17,001,034 and 3,820,619 shares issued and outstanding, respectively (note 7)	1,701	1,696
Additional paid-in capital	55,212,869	54,608,472
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	365,269	430,116
Accumulated deficit	(23,667,414)	(20,849,805)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity (Deficit)	31,902,268	34,180,322
Total Liabilities and Shareholders’ Equity (Deficit)	$33,961,403	$36,294,099

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2022 and 2021

(Unaudited)

	2022	2021

Net Sales	$47,784	$7,650
Cost of Goods Sold	37,977	60,221
Gross Profit (Loss)	9,807	(52,571)

Operating Expenses
General and administrative	600,858	134,284
Sales and marketing	720,488	162,651
Professional fees	1,487,579	647,114
Loss (gain) on foreign exchange	(1,338)	5,206
Total operating expenses	2,807,587	949,255
Loss from operations	(2,797,780)	(1,001,826)

Other Income (Expense)
Interest expense (note 5)	(25,095)	(230,900)
Interest income	5,266	-
Gain (loss) on settlement of debt	-	9,207
Total other (expense)	(19,829)	(221,693)

Net Loss	(2,817,609)	(1,223,519)

Loss per Share (basic and diluted)	$(0.17)	$(0.24)
Weighted Average Number of Shares (basic and diluted)	16,988,033	5,155,097

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2021	1,000	$1	3,820,619	$382	$12,665,854	$(1,577)	$379,428	$(12,866,033)	$(8,580)	$169,475
Issuance for services and subscriptions payable	-	-	316,058	32	569,879	-	(130,337)	-	-	439,574
Public offering	-	-	1,502,410	150	3,003,171	-	(32,700)	-	-	2,970,621
Share issuance cost	-	-	-	-	(59,160)	-	-	-	-	(59,160)
Issuance of shares from private placement	-	-	1,524,990	153	3,049,828	-	32,000	-	-	3,081,981
Conversion of convertible promissory note to shares (note 6)	-	-	244,133	24	368,294	-	-	-	-	368,318
Warrant exercise (note 17)	-	-	729,990	73	2,919,902	-	12,130	-	-	2,932,105
Loan repayment (note 5 and 14)	-	-	-	-	-	-	111,610	-	-	111,610
Warrants issuance for services	-	-	-	-	37,000	-	-	-	-	37,000
Net loss	-	-	-	-	-	-	-	(1,223,519)	-	(1,223,519)
Balance at March 31, 2021	1,000	$1	8,138,200	$814	$22,554,768	$(1,577)	$372,131	$(14,089,552)	$(8,580)	$8,828,005

Balance at January 1, 2022	100	$0	16,951,034	$1,696	$54,608,472	$(1,577)	$430,116	$(20,849,805)	$(8,580)	$34,180,322
Issuance for services and subscriptions payable	-	-	50,000	5	604,397	-	(64,847)	-	-	539,555
Net loss	-	-	-	-	-	-	-	(2,817,609)	-	(2,817,609)
Balance at March 31, 2022	100	$0	17,001,034	$1,701	$55,212,869	$(1,577)	$365,269	$(23,667,414)	$(8,580)	$31,902,268

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021
Operating Activities
Net Loss	$(2,817,609)	$(1,223,519)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	1,224,677	565,261
Depreciation and amortization	111,039	7,843
Interest on lease liability	12,302	915
Accrued interest	7,874	17,010
Amortization on OID interest	-	211,340
Gain/(loss) on settlement of debt	-	(9,207)
	(1,461,717)	(430,357)
Changes in operating assets and liabilities (note 9)	(554,762)	(76,510)
Net cash used in operating activities	(2,016,479)	(506,867)

Cash Flows from Investing Activities
Loan receivable	-	(5,507)
Purchase of property and equipment	(614,046)	(119,233)
Net cash used in investing activities	(614,046)	(124,740)

Financing Activities
Repayment of lease liability	(126,007)	(7,515)
Proceeds from issuance of common shares, net of issuance cost	-	5,993,441
Proceeds from warrant exercise	-	2,932,105
Shareholder Assumption of Debt	(1,863)	(19,453)
Repayments on loan payable	-	(62,905)
Net cash provided by/ used in financing activities	(127,870)	8,835,673

Change in cash	(2,758,395)	8,204,006
Cash and cash equivalents - beginning of year	28,567,333	1,107,812
Cash and cash equivalents end of year	$25,808,938	$9,311,878
Supplemental Disclosure of non-cash investing and financing Activities
Shares issued for purchase of software	$141,781	$69,315
Shares and warrants issued to service providers	$604,401	$515,818
Cashless warrant exercise	$-	$51,901
Conversion of convertible promissory note to common stock	$-	$368,320

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Business Condition

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

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

Terravis Energy Inc. was incorporated in the State of Colorado on May 5, 2021. On August 20, 2021, the Company was issued 100 common shares at par value of $0.0001 per share for a controlling interest in Terravis Energy Inc. During the three months ended March 31, 2022 the Company was issued 9,990,900 common shares of Terravis Energy Inc. at par value of $0.0001 per share. During the same period Terravis Energy Inc. issued 1,000 preferred shares at $0.0001 per share to Worksport’s Chief Executive Officer.

During the three months ended March 31, 2022 Worksport New York Operations Corporation and Worksport USA Operations Corporation were incorporated in the state of New York and Colorado respectively. During the period the Company was issued 1,000 common shares at par value of $0.0001 of Worksport USA Operations Corporation. Subsequently, to the period ended on April 1, 2022, the Company was issued 10,000 common shares of Worksport New York Operations Corporation.

b) Functional and Reporting Currency

These condensed consolidated financial statements are presented in United States Dollars. The functional currency of the Company and its subsidiaries are United States Dollar. For purposes of preparing these consolidated financial statements, transactions denominated in Canadian Dollar were converted to United States Dollar at the spot rate. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying consolidated statement of operations and comprehensive loss.

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

As of March 31, 2022, the Company had working capital of $29,051,133 and an accumulated deficit of $23,667,414. As of March 31, 2022, the Company had cash, restricted cash and cash equivalents of $25,808,938. Based on its current operating plans, the Company believes it has sufficient level of funding for anticipated operations, capital expenditures and debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Business Condition (continued)

d) Business condition (continued)

Based on the Company’s future operating plans, existing cash of $25,808,938 combined with possible warrants and stock options exercises of approximately $41,000,000; management believes the Company has sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

2. Significant Accounting Policies

The accounting polices used in the preparation of these condensed consolidated interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2021

3. Inventory

Inventory consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Finished goods	$790,961	$427,794
Promotional items	850	728
Raw materials	-	73,250
	$791,813	$501,772

4. Prepaid expenses and deposits

As of March 31, 2022 and December 31, 2021 prepaid expenses and deposits consists of the following:

	March 31, 2022	December 31, 2021
Consulting, services and advertising	$3,495,235	$4,328,389
Insurance	1,808	3,041
Deposit	613,965	384,065
	$4,111,008	$4,715,495

As of March 31, 2022 prepaid expense and deposit consists of $3,488,984 (December 31, 2021- $4,328,389) in prepaid consulting, services and advertising for third party consultants through the issuance of shares and stock options.

5. Promissory Notes

The following tables shows the balance of the notes payable as of March 31, 2022 and December 31, 2021:

Balance as at December 31, 2020	$367,058
Repayment	(103,847)
Balance as at March 31, 2022 and December 31, 2021	$263,211

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

5. Promissory Notes (continued)

During the year ended December 31, 2020, the Company reclassified a total of $99,177 from accounts payable to promissory notes and from promissory notes to other receivable. The terms of the note is under negotiation and is currently due on demand.

During the year ended December 31, 2016, the Company issued a secured promissory note in the amount of $73,452 ($123,231 Canadian Dollars), respectively. During the year ended December 31, 2018, the Company issued two additions to the original unsecured promissory note of July 2016, totaling $22,639 ($30,884 Canadian dollars). The secured promissory note bears interest at a rate of 18% per annum. The payment terms of the original note including these additions are due “upon completion of going public on the Canadian Securities Exchange, with no change in interest rate.” The secured promissory note is secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of the secured promissory notes to be due on April 1, 2021. As at March 31, 2022, principal balance owing was $96,091 ($123,231 Canadian Dollars) (2021 - $96,091 ($123,231 Canadian Dollars)). As of March 31, 2022, the accrued interest on this note payable was $70,757 ($91,753 Canadian Dollars) (2021 - $53,120 ($69,571 Canadian Dollars)) included in accounts payable and accrued liabilities.

During the year ended December 31, 2016, the Company issued secured promissory notes in the amount of $79,000. The secured promissory notes has an interest at a rate of 18% per annum, payable monthly. The secured promissory notes are secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of all secured promissory notes to be due on April 1, 2021. As at March 31, 2022 principal balance owing was $79,000 (2021 - $79,000). As of March 31, 2022, the accrued interest on this note payable was $48,678 (2021 – $34,497) included in accounts payable and accrued liabilities. As of March 31, 2022, the Company and the secured promissory note holder are in dispute.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $53,848 ($67,700 Canadian Dollars). The secured promissory notes were due in October and November 2018 and bears interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019, the Company extended the maturity date of the secured promissory notes to November 3, 2020. During the year ended December 31, 2021, the Company and promissory note holders reached an agreement to repay $62,905 ($80,108 Canadian Dollars) for outstanding principal of $53,848 and interest of $14,740. As a result, the Company recognized a gain on settlement of debt of $5,682. As of March 31, 2022 and December 31, 2021 the secured promissory notes have been repaid in full.

During the years ended December 31, 2017, the Company issued secured promissory notes in the amount of $60,000. The secured promissory notes are due in August and November 2018 and bear interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019 the Company extended the maturity dates of this secured promissory note to November 3, 2020. During the year ended December 31, 2019, the Company a principal repayment of $10,000. During the year ended December 31, 2021 the Company and secured promissory note holder agreed to repay all outstanding principal and interest through the issuance of 36,048 common shares valued at $0.09 per share. As at December 31, 2021, the Company had recorded principal and interest of $73,886 as a result of the share repayment the Company recognized a gain on settlement of $8,997. As of March 31, 2022 and December 31, 2021 the secured promissory notes has been repaid in full.

The amounts repayable under promissory notes and secured promissory notes at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Balance owing	$263,211	$263,211
Less amounts due within one year	(263,311)	(263,211)
Long-term portion	$-	$-

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Convertible Promissory Notes

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

The note carries an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. On February 28, 2020, the Company recorded $198,715, $182,500 principal and $16,215 original issue discount. On September 1, 2020 the Company recorded an additional $310,322, $285,000 principal and $25,322 original issue discount. As of December 31, 2021, the Company has recorded $509,037, $467,500 principal and $41,537 original issue discount. Furthermore, the Company issued 22,500 shares of common stock valued at $123,390 and a debt-discount related to the warrants valued at $344,110. During the year ended December 31, 2020 Leonite converted $226,839 of convertible promissory note into 126,022 common shares at $1.80 per share. The original value of the convertible note converted was $182,565 as a result the Company recognized a loss of $44,274 on settlement of debt. During the year ended December 31, 2021 Leonite converted its remaining outstanding principal and interest into common shares. Leonite received 204,622 common shares at $1.80 per share valued at $368,319. The original value of the convertible note converted including interest was $325,667. As a result the Company recognized a loss of $42,651 on settlement of debt. In connection with the settlement the Company expensed the remaining $148,027 of the original debt discount to interest expense. As of March 31, 2022 and December 31, 2021 the convertible promissory note has been repaid in full.

7. Shareholders’ Equity (Deficit)

During three months ended March 31, 2022, the following transactions occurred:

During the three months ended March 31, 2022 The Company issued 10,000 common shares to a consultant for services received valued at $86,000, $66,329 was issued from share subscriptions payable. During the same period the Company issued 40,000 common shares for consulting services valued at $86,400.

During the three months ended March 31, 2022 the Company recognized consulting expense of $1,482 to share subscriptions payable from restricted shares issued during the year ended December 31, 2021. As of March 31, 2022, the restricted shares have not been issued.

Refer to note 18 for additional shareholders’ equity (deficit).

During three months ended March 31, 2021, the following transactions occurred:

During the three months ended March 31, 2021, the Company issued a total of 1,502,410 (pre-stock split 30,048,199) common shares relating to the Reg-A public offering. Of the shares issued 15,500 (pre-stock split of 310,000) common shares valued at $31,200 were from share subscription payable and 750 (pre-stock split of 15,000) common shares were cancelled and refunded valued at $1,500. The Company raised $3,003,321 and incurred share issuance cost of $59,160.

During the same period 733,023 (pre-stock split 14,660,450) Reg-A public offering warrants were exercised for 733,023 (pre-stock split 14,660,450) common shares. As of March 31, 2021 729,990 (pre-stock split 14,559,800) common shares were issued valued at $2,919,975. Subsequent to March 31, 2021 the remaining 3,033 (pre-stock split 60,650) common shares valued at $12,130 were issued.

During the three month period ended March 31, 2021 the Company raised $3,081,981 through private placement offerings for 1,540,990 (pre-stock split 30,819,800) common shares and warrants. As of March 31, 2021, the Company issued 1,524,990 (pre-stock split 30,499,800) shares of common stock. As of March 31, 2021, the Company has 16,000 (pre-stock split 320,000) common shares of to be issued. Subsequent to the period ended the Company issued the remaining 16,000 (pre-stock split 320,000) common shares.

During the three months ended March 31, 2021 the Company entered into consulting agreements with third party consultants for 370,000 (pre-stock split 7,400,000) shares of common stock valued at $1,522,000 for prepaid consulting services. As of March 31, 2021 the Company recorded $111,222 in share subscriptions payable.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Shareholders’ Equity (Deficit) (continued)

During the three months ended March 31, 2021 the Company issued 166,058 (pre-stock split 3,321,154) common shares valued at $269,911 for consulting services, $241,559 were issued from share subscriptions payable. During the same period the Company issued 150,000 (pre-stock split 3,000,000) common shares valued at $300,000 for consulting services.

During the three months ended March 31, 2021 the Company issued entered into a settlement agreement with a loan holder to issue 62,006 (pre-stock split 1,240,111) common shares for all outstanding loan principal and interest valued at $111,610. Refer to note 16. Subsequent to the three month ended March 31, 2021 the 62,006 (pre-stock split 1,240,111) common shares were issued.

During the three months ended March 31, 2021 the Company entered into a settlement agreement with the convertible promissory note holder to settle all outstanding principal and interest. The Company issued 206,621 (pre-stock split 4,092,431) common shares valued at $368,320. During the same period the convertible promissory note holder exercised 790,243 warrants on a cashless basis for 39,512 (pre-stock split) 790,243 common shares. Refer to note 8 and 19.

Refer to note 17 for additional shareholders’ equity (deficit) for consulting expense of $37,000 related to warrant issuance.

During the year ended December 31, 2021, the Company completed a share consolidation of the Company’s issued and outstanding common shares based on twenty (20) pre-consolidation shares to one (1) post-consolidation share. As a result of the share consolidation a anti-dilution clause was triggered resulting in the Company issuing 237,500 common shares valued at $86,688.

As of March 31, 2022, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regards to the Company’s residual assets. During 2022 and 2021, the Company was authorized to issue 100 shares of its Series A and 100,000 Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 0 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock, per share of preferred stock.

8. Related Party Transactions

During the three months ended March 31, 2022, the Company recorded salaries expense of $80,672 (2021 - $49,783) related to services rendered to the Company by its CEO and make a repayment of $1,863. As of March 31, 2022 related party loan was $33,684 (December 31, 2021 - $35,547). During the same period the Company recorded salaries expense of $67,226 to an officer and director of the Company.

During the three months ended March 31, 2021, the Company paid a director of the Company $50,000 for services rendered from 2015 to 2020.

During the three months ended March 31, 2021, the Company paid $59,203 to a U.S.-based corporation which the Company’s CEO and director is also a stockholder.

Refer to note 18 for additional related party transactions.

9. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021
Decrease (increase) in accounts receivable	$6,733	$106,349
Decrease (increase) in other receivable	106,413	135,307
Decrease (increase) in inventory	(290,041)	(252,529)
Decrease (increase) in prepaid expenses and deposits	(430,917)	(64,594)
Increase (decrease) in lease liability	59,612	850
Increase (decrease) in taxes payable	(112,189)	2,970
Increase (decrease) in accounts payable and accrued liabilities	105,626	(4,862)
	$(554,762)	$(76,510)

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

10. Commitments and contingencies

During the year ended December 31, 2021, the Company entered into an agreement with a third-party advisor to reserve for sale and issuance 15,000 common shares for consulting services at a $0.001 per share.

11. Reverse Stock Split

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

12. Investment

During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares for $50,000. The shares have been issued to the Company. The Company’s investment accounts for a 10% equity stake in a privately owned US based mobile phone development company. As of March 31, 2022, the Company had advanced a total of $24,423 and is advancing tranches of capital as required by the Company.

13. Lease Liabilities

During the year ended December 31, 2021 the Company entered into a second lease agreement for warehouse space to commence on June 1, 2021 and end on May 31, 2024 with monthly lease payments of $19,910. During the year ended December 31, 2019, the Company signed a lease agreement for warehouse space to commence on August 1, 2019 and end on July 31, 2022 with monthly lease payments of $2,221. During the three months ended March 31, 2022 the Company entered into a new lease agreement commencing on June 1, 2022 and ending on May 31, 2027

The Company has accounted for its leases upon adoption of ASC 842 whereby it recognizes a lease liability and a right-of-use asset at the date of initial application, beginning January 1, 2019. The lease liability is measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate of 10%. The Company has measured the right-of-use asset at an amount equal to the lease liability.

The Company’s right-of-use asset for the three months ended March 31, 2022 and year ended December 31, 2021 as follows:

	March 31, 2022	December 31, 2021
Right-of-use asset	$457,619	$515,819

Current lease liability	$211,577	$212,929
Long-term lease liability	$264,248	$316,988

The components of lease expense are as follows:

	March 31, 2022	March 31, 2021
Amortization of right-of-use	$58,199	$5,749
Interest on lease liability	$12,302	$915
Total lease cost	$70,501	$6,664

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

13. Lease Liabilities (continued)

Maturities of lease liability are as follows:

Future minimum lease payments as of March 31, 2022,

2022	188,075
2023	238,918
2024	99,549
Total future minimum lease payments	526,542
Less: amount representing interest	(50,717)
Present value of future payments	475,825
Current portion	211,577
Long term portion	$264,248

14. Loan payable

During the year ended December 31, 2020 the Company received loans of $32,439, $10,000 and $108,000 from an unrelated third party with an interest rate of 10% per annum with a maturity date of December 31, July 22 and August 31, 2021, respectively. During the three months ended March 31, 2021 the Company agreed to repay the outstanding principal and interest through the issuance of 1,240,111 common shares at $0.09 per share. As of March 31, 2021, the Company accrued interest of $1,319. As of the date of the settlement agreement the Company had $150,439 principal and $7,336 interest outstanding, resulting in the Company recognizing a gain on settlement of $46,176 for the three month period ended March 31, 2021.

During the year ended December 31, 2020 the Company received $28,387 ($40,000 CDN) interest free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2023 will result in loan forgiveness of 25 percent. As of March 31, 2022 loan payable outstanding is $28,387 ($40,000 CDN).

15. Government Assistance

The Government of Canada is currently providing funding through the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs in order to provide financial relief to Canadian businesses affected by COVID-19. The CEWS program provides a reimbursement of salaries for eligible employers based on a decrease in revenues. The CERS program provides a reimbursement of rent expenses paid by eligible parties based on a decrease in revenues. During the three months ended March 31, 2022, the Company recognized CEWS of $0 (2021 - $21,704 ($27,534 CDN)) and CERS of $0 (2021 - $0) as a reduction in general and administrative expense on the consolidated statements of operations.

16. Loss per Share

For the three months ended March 31, 2022, loss per share is $(0.17) (basic and diluted) compared to the three months ended March 31, 2021, of $(0.24) (basic and diluted) using the weighted average number of shares of 16,988,033 (basic and diluted) and 5,155,097 (basic and diluted) respectively.

There are 299,000,000 shares authorized, 17,001,034 and 8,820,619 shares issued and outstanding, as at March 31, 2022 and 2021 respectively. As of March 31, 2022, the Company has 221,667 shares to be issued. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As at March 31, 2022 the Company has 5,586,523 warrants convertible to 6,577,513 common shares, 1,070,000 restricted stock to be issued, 722,500 stock options exercisable for 722,500 common shares, and 700,000 performance stock units that would result in the issuance of up to 700,000 common shares upon specific vesting conditions being met, for a total underlying common shares of 9,070,013. As at March 31, 2021 the Company has 2,884,180 warrants convertible to 2,884,180 common shares for a total underlying common shares of 2,884,180.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

17. Warrants

During the three months ended March 31, 2022, no warrants were exercised and 202,701 Reg-A public offering warrants expired. During the three months ended March 31, 2021, 772,535 warrants were exercised at $4.00 per share for 772,535 common shares.

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

During the year ended December 31, 2021 the Company issued 130,909 representative warrants to the Company’s underwriters. The representative warrants are not exercisable until January 30, 2022. The representative are exercisable for 130,909 common shares at $6.05 per share until August 3, 2024. As of March 31, 2022 the Company recognized a value of $273,993 for the representative warrants to share issuance cost.

During the year ended December 31, 2021, 26,815 warrants expired.

As of March 31, 2022, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date

$4.00	1,690,990	0.50	October 1, 2022
$6.05	3,577,545	2.35	August 6, 2024
$2.00	5,488	2.91	February 25, 2025
$2.40	62,500	2.97	March 20, 2025
$40.00	250,000	3.79	January 14, 2026
	5,586,523	1.88

	March 31, 2022		December 31, 2021
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	5,658,315	$4.30	716,815	$4.00
Issuance	130,909	$6.05	7,457,036	$4.30
Expired	(202,701)	$(4.00)	(26,815)	$(4.00)
Exercise	-	$-	(2,488,721)	$(4.00)
Balance, end of period	5,586,523	$4.35	5,658,315	$4.30

18. Stock Options

Under the Company’s 2015 Equity Incentive Plan the number of common shares reserved for issuance under the option plan shall not exceed 10% of the issued and outstanding common shares of the Company, have a maximum term of 10 years and vest at the discretion of the Board of Directors.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

18. Stock Options (continued)

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

On December 29, 2021 the Company granted 400,000 and 300,000 performance stock units (“PSU”) to the Company’s Chief Executive Officer and a director, respectively. The PSU will vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $3.00. 50% will have vested at a closing price of $16.50 and 100% will have vested at a closing price of $31.50. the fair value of the PSU was estimated to be $2,308,012, which will be expensed as stock-based compensation over a five year period. As of March 31, 2022, no PSUs have been vested and the Company recognized $115,400 (2021 - $0) to stock-based compensation expense. It is uncertain whether any of these grants will vest as of the date of this report.

On August 6, 2021, the Company granted 140,000 options to directors, advisors and officers with an exercise price of $5.50 and an expiry date of August 6, 2026. The stock options vested on January 1, 2022. The fair value of the options on grant date was estimated to be $754,189. The Company recognized $5,096 (2021 - $0) to consulting expense during the three months ended March 31, 2022.

On July 23, 2021, the Company granted 15,000 options to a director with an exercise price of $5.50 and an expiry date of July 23, 2026. The stock options vested on January 1, 2022. The fair value of the options on grant date was estimated to be $129,480. The Company recognized $799 (2021 - $0) to consulting expense during the three months ended March 31, 2022.

On September 1, 2021, the Company granted 400,000 options to a consultant with an exercise price of $5.32 and an expiry date of September 1, 2026. The options have a vesting period of 6 months from the initial grant date; 100,000 vested on March 1, 2022, 100,000 shall vest on September 1, 2022, 100,000 shall vest on March 1, 2023 and 100,000 shall vest on September 1, 2023. The fair value of the options on grant date was estimated to be $2,112,000. The Company recognized $264,787 (2021 - $0) to consulting expense during the three months ended March 31, 2022.

On October 7 and November 2, 2021, the Company granted 5,000 and 62,500 options respectively, to advisors with an exercise price of $5.50 and $5.24. The options will expire on October 7, 2026 and November 2, 2026 respectively. The stock options vested on January 1, 2022. The fair value of the options on grant date was estimated to be $326,498. The Company recognized $5,294 (2021 - $0) to consulting expense during the three months ended March 31, 2022.

On December 29, 2021, the Company granted in aggregate of 90,000 options to members of the board with an exercise price of $2.51. The options will expire on December 29, 2026. The options have a vesting period of 1 year from the initial grant date; 10,000 shall vest on December 29, 2022, 10,000 shall vest on December 29, 2023 and 10,000 shall vest on December 29, 2024. The fair value of the options on grant date was estimated to be $224,280. The Company recognized $18,844 (2021 - $0) to consulting expense during the three months ended March 31, 2022.

On February 7, 2022, the Company granted 10,000 options to an advisor with an exercise price of $2.19. The options will expire on February 7, 2027. The options vested immediately upon issuance. The fair value of the options on grant date was estimated to be $21,780. The Company recognized $21,780 to consulting expense during the three months ended March 31, 2022.

	March 31, 2022		December 31, 2021
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	712,500	$5.00	-	$-
Granted	10,000	$2.19	712,500	$5.00
Balance, end of period	722,500	$4.93	712,500	$5.00

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on March 31, 2022
Stock options	$2.19 - 5.50	722,500	4.40	$4.93	332,500

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

19. COVID-19

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

20. Subsequent Events

●	On May 2, 2022 the Company issued 10,000 shares of common stock to a third party consultant and an employee for a total amount of 20,000 shares at $2.32 per share.

●	In April 2022 the Company’s wholly owned subsidiary Terravis Energy Inc. granted officers, directors and board members of the Company an aggregate of 1,350,000 stock options.

●	On May 6th 2022 the Company closed on the purchase of its Property located in West Seneca, New York, the details of which are disclosed in the Company’s Form 8-K filed on May 11, 2022 with the United States Securities and Exchange Commission.

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

Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in March and the associated quarters, months and periods of those fiscal years. Each of the terms the “Company” and “Worksport” as used herein refers collectively to Worksport Ltd. and its wholly owned subsidiaries, unless otherwise stated.

The following discussion should be read in conjunction with the 2021 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022, compared to Three Months Ended March 31, 2021

Revenue

For the three months ended March 31, 2022, revenue generated from sales was $47,784, compared to $7,650 for the three months ended March 31, 2022. Total revenues increased by approximately 525% compared to the same period in the prior year.

Revenue increased for the three months ended March 31, 2022, compared to the same period the prior year due to the Company nearing completion of its focus on building up its inventory in anticipation of launching its e-commerce platform, while it repositions to domestic manufacturing. The Company is anticipating the launch of its e-commerce platform in 2022 and beginning to focus on increasing sales.

Cost of Sales

For the three months ended March 31, 2022, cost of sales decreased by 37% from $60,221 in the prior period to $37,977. Cost of sales, as a percentage of sales, was approximately 79% for three months ended March 31, 2022 compared to 787% for the same period in 2021, respectively. The decrease in cost of sales as a percentage of sales was primarily due to increased efficiency associated with acquiring and manufacturing inventory for the three months ended March 31, 2022, compare to the same prior period

Gross Margin

Gross margin percentage for the three months ended March 31, 2022, was 21% compared to negative 687% for the same period in 2021. The increase in gross margin reflects the Company’s efforts to control the cost of manufacturing and acquiring inventory.

Operating Expenses

Operating expenses increased for the three months ended March 31, 2022, by $1,742,932 from $949,255 in the prior periods to $2,682,187.

●	General and administrative expense increased by $466,574 from $134,284 in the prior period to $600,858. The increase expense is related to research and development and salaries as the Company seeks to expand its operations and further develop its products.
●	Sales and marketing expenses increased by $557,837 from $162,651 in the prior period to $720,488. The increase in sales and marketing is a result of the Company’s marketing campaign to create brand and product awareness.
●	The Company realized a gain on foreign exchange of $1,338 during the three months ended March 31, 2022, an increase of $6,544 compared to a loss of $5,206 during the prior period. The gain on foreign exchange can be attributed to operating expenses denominated in the Canadian Dollar.
●	Professional fees which include accounting, legal and consulting fees, increased from $647,114 for the three months ended March 31, 2021 to $1,487,579 for the three months ended March 31, 2022. The increase was due to the employment of various third-party consultants help expand the Company’s business operations.

Other Income and Expenses

Other income and expenses for the three months ended March 31, 2022, was $19,829 compared to $221,693 the prior period, a decrease of $201,864. The change can be attributed to the Company’s decrease in interest expense.

Net Loss

Net loss for the three months ended March 31, 2022, was $2,817,609 compared to $1,223,519 for the three months ended March 31, 2021, a change of $1,594,090 or 130%. The increase in the net loss can be attributed to the increase of various operating expenses as the Company focuses on expanding its operations, research and development, manufacturing and supply chain.

Worksport currently works with a total of ten dealers and distributors, however, given current market conditions Worksport plans to focus on online sales during 2022. Management believes that increasing sales through online retailers will continue to outpace the traditional distribution business model during 2022. Management further believes that online retailer’s customers tend to provide larger sales volumes, greater profit margins and greater protection against price erosion.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, the Company had $25,808,938 in cash and cash equivalents. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities.

Since the Company’s acquisition of Worksport in fiscal 2014, it has never generated a profit.

As of March 31, 2022, the Company had an accumulated deficit of $23,667,414.

Cash Flow Activities

Accounts receivable decreased at March 31, 2022 by $6,733 and March 31, 2021 by $106,349. The decrease in accounts receivable was due to the Company’s collection of payments from customers. Other receivable decreased at March 31, 2022 and 2021 by $106,413 and $135,307 respectively, due to funds received from a sales tax refund.

Inventory increased at March 31, 2022 by $290,041 and at March 31, 2021 by $252,529 as a result of the Company stockpiling inventory in anticipation of the launch of its e-commerce platform. Prepaid expenses increased by $430,917 at March 31, 2022 and at March 31, 2021 by $64,594, due to deposits made by to Company to purchase manufacturing equipment.

Accounts payable and accrued liabilities increased at March 31, 2022 by $105,626 and decreased at March 31, 2021 by $4,862.

Cash increased from $9,311,878 at March 31, 2021 to $25,808,938 at March 31, 2022, an increase of $16,497,060 or 177%. The increase in in cash was primarily due to warrants exercises, public offerings and private placement offerings.

As of March 31, 2022, the Company had current assets of $30,846,020 and current liabilities of $1,794,887.

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2022, was $2,016,480, compared to $506,867 in the prior period.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022, was $614,046 compared to $124,740 in the prior period. The increase in investing activities was primarily due to the purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022, was $127,870 compared to net cash generated of $8,835,673 in the prior period.

Based on the Company’s future operating plans, existing cash of $25,808,938; management believes that the Company has sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

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

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the Form 10-K filed on March 31, 2022. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the quarter covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

WORKSPORT LTD.

Dated: May 23, 2022	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: May 23, 2022	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer and Accounting Officer

