Form 10-Q
period 2022-06-30
Worksport Ltd
filed 2022-08-19
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-40681

Worksport Ltd.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	35-2696895
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

55 East Beaver Creek Rd #40

Richmond Hill, Ontario, Canada L4B 1E5

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

As of August 19, 2022, 17,086,266 shares of Common Stock were outstanding.

WORKSPORT LTD.

Worksport Ltd.

Condensed Consolidated Balance Sheets

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$19,137,184	$28,567,333
Restricted Cash	621,169	-
Accounts receivable net	66,535	62,684
Other receivable	199,918	184,721
Inventory (note 3)	1,102,712	501,772
Prepaid expenses and deposits (note 4)	4,525,860	4,715,495
Total Current Assets	25,653,378	34,032,005
Investment (note 12)	24,423	24,423
Property and Equipment, net	10,238,126	1,128,799
Right-of-use asset, net (note 13)	1,424,599	515,819
Intangible Assets, net	876,936	593,053
Total Assets	$38,217,462	$36,294,099
Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,746,055	$1,144,526
Payroll taxes payable	-	112,189
Related party loan (note 8)	49,646	35,547
Promissory notes payable (note 5)	263,211	263,211
Loan payable (note 14)	-	28,387
Current lease liability (note 13)	366,579	212,929
Total Current Liabilities	2,425,491	1,796,789
Loan payable (note 14)	5,300,000	-
Long Term – Lease Liability (note 13)	1,084,216	316,988
Total Liabilities	8,809,707	2,113,777

Shareholders’ Equity (Deficit)
Series A & B Preferred Stock, $0.0001 par value, 1,100,000 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 7)	-	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 17,041,055 and 3,820,619 shares issued and outstanding, respectively (note 7)	1,705	1,696
Additional paid-in capital	55,956,398	54,608,472
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	499,542	430,116
Accumulated deficit	(27,039,733)	(20,849,805)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity (Deficit)	29,407,755	34,180,322
Total Liabilities and Shareholders’ Equity (Deficit)	$38,217,462	$36,294,099

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months ended June 30		Six Months ended June 30,
	2022	2021	2022	2021

Net Sales	$11,305	$186,239	$59,089	$193,889
Cost of Goods Sold	7,987	137,333	45,964	197,554
Gross Profit (Loss)	3,318	48,906	13,125	(3,665)

Operating Expenses
General and administrative	850,915	272,022	1,451,773	406,306
Sales and marketing	646,367	165,156	1,366,855	327,807
Professional fees (note 20)	1,813,875	410,485	3,301,454	1,057,599
(Gain) loss on foreign exchange	352	3,799	(986)	9,005
Total operating expenses	3,311,509	851,462	6,119,096	1,800,717
Loss from operations	(3,308,191)	(802,556)	(6,105,971)	(1,804,382)

Other Income (Expense)
Interest expense	(180,015)	(18,100)	(205,110)	(249,000)
Gain (loss) on settlement of debt	-	8,997	-	(18,803)
Rental income (note 19)	96,218	-	96,218	-
Interest income	19,669	-	24,935	-
Total other income (expense)	(64,128)	(9,103)	(83,957)	(230,796)

Net Loss	$(3,372,319)	$(811,659)	$(6,189,928)	$(2,035,178)

Loss per Share (basic and diluted)	$(0.20)	$(0.08)	$(0.36)	$(0.27)
Weighted Average Number of Shares (basic and diluted)	17,022,587	9,827,576	17,005,405	7,505,625

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended June 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at April 1, 2021	1,000	$1	8,138,199	$814	$22,554,768	$(1,577)	$372,131	$(14,089,552)	$(8,580)	$8,828,005
Conversion of preferred stock to common stock	(900)	(1)	1,717,535	172	(171)	-	-	-	-	-
Consulting Service for share subscriptions	-	-	-	-	-	-	225,923	-	-	225,923
Issuance for services and subscriptions payable	-	-	97,100	9	585,363	-	-	-	-	585,372
Share issuance cost	-	-	-	-	(64,824)	-	-	-	-	(64,824)
Issuance of shares from private placement	-	-	516,000	52	1,031,948	-	(32,000)	-	-	1,000,000
Warrant exercise (note 17)	-	-	581,404	58	2,325,556	-	378,785	-	-	2,704,399
Loan repayment (note 14)	-	-	98,054	10	176,490	-	(111,610)	-	-	64,890
Net loss	-	-	-	-	-	-	-	(811,659)	-	(811,659)
Balance at June 30, 2021	100	$-	11,148,293	$1,116	$26,609,129	$(1,577)	$833,229	$(14,901,211)	$(8,580)	$12,532,106

Balance at April 1, 2022	100	$-	17,001,034	$1,701	$55,212,869	$(1,577)	$365,269	$(23,667,414)	$(8,580)	$31,902,268
Issuance for services and subscriptions payable	-	-	40,000	4	743,529	-	134,273	-	-	877,806
Warrant exercise (note 17)	-	-	21	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(3,372,319)	-	(3,372,319)
Balance at June 30, 2022	100	$-	17,041,055	$1,705	$55,956,398	$(1,577)	$499,542	$(27,039,733)	$(8,580)	$29,407,755

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2021	1,000	$1	3,820,618	$382	$12,665,854	$(1,577)	$379,428	$(12,866,033)	$(8,580)	$169,475
Conversion of preferred stock to common stock	(900)	(1)	1,717,535	172	(171)	-	-	-	-	-
Consulting Service for share subscriptions	-	-	-	-	-	-	337,145	-	-	337,145
Issuance for services and subscriptions payable	-	-	413,158	42	1,155,238	-	(241,559)	-	-	913,721
Issuance of shares from Reg-A	-	-	1,502,409	150	3,003,171	-	(32,700)	-	-	2,970,621
Share issuance cost	-	-	-	-	(123,984)	-	-	-	-	(123,984)
Issuance of shares from private placement	-	-	2,040,990	204	4,081,776	-	-	-	-	4,081,980
Warrants issuance for services	-	-	-	-	37,000	-	-	-	-	37,000
Conversion of convertible promissory note to shares (note 6)	-	-	204,622	20	368,298	-	-	-	-	368,318
Cashless warrant exercise (note 17)	-	-	39,512	4	(4)	-	-	-	-	-
Warrant exercise (note 17)	-	-	1,311,394	131	5,245,460	-	390,915	-	-	5,636,506
Loan repayment (note 14)	-	-	98,054	10	176,492	-	-	-	-	176,502
Net loss	-	-	-	-	-	-	-	(2,035,178)	-	(2,035,178)
Balance at June 30, 2021	100	$-	11,148,293	$1,116	$26,609,129	$(1,577)	$833,229	$(14,901,211)	$(8,580)	$12,532,106

Balance at January 1, 2022	100	$-	16,951,034	$1,696	$54,608,472	$(1,577)	$430,116	$(20,849,805)	$(8,580)	$34,180,322
Issuance for services and subscriptions payable	-	-	90,000	9	1,347,926	-	69,426	-	-	1,417,361
Warrant exercise (note 17)	-	-	21	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(6,189,928)	-	(6,189,928)
Balance at June 30, 2022	100	$-	17,041,055	$1,705	$55,956,398	$(1,577)	$499,542	$(27,039,733)	$(8,580)	$29,407,755

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	2022	2021
Operating Activities
Net Loss	$(6,189,928)	$(2,035,178)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services (note 20)	2,771,869	1,106,025
Depreciation and amortization	152,237	2,383
Amortization of right-of-use asset	133,937	35,631
Interest on lease liability	54,697	6,704
Repayment of lease liability	(153,597)	(35,063)
Accrued interest	15,711	24,691
Amortization on OID interest	-	211,340
Gain/(loss) on settlement of debt	-	(18,803)
	(3,215,074)	(701,670)
Changes in operating assets and liabilities (note 9)	(1,827,808)	(329,319)
Net cash used in operating activities	(5,042,882)	(1,030,989)

Cash Flows from Investing Activities
Loan receivable	-	(5,507)
Purchase of intangible assets	-	(23,700)
Purchase of property and equipment	(9,051,810)	(257,305)
Net cash used in investing activities	(9,051,810)	(286,512)

Financing Activities
Proceeds from issuance of common shares, net of issuance cost	-	6,928,617
Proceeds from warrant exercise	-	5,636,505
Shareholder Assumption of Debt	14,099	(25,931)
Loan payable	5,300,000	-
Repayments on loan payable	(28,387)	(62,905)
Net cash provided by financing activities	5,285,712	12,476,286

Change in cash	(8,808,980)	11,158,785
Cash and cash equivalents - beginning of year	28,567,333	1,107,812
Cash, cash equivalents and restricted cash end of year	$19,758,353	$12,266,597
Supplemental Disclosure of non-cash investing and financing Activities
Shares issued for purchase of software	$285,137	$212,671
Right-of-use asset	$1,042,718	$622,173
Lease liability	$(1,042,718)	$(622,173)
Shares issued to service providers	$-	$549,470
Cashless warrant exercise	$-	$51,901
Shares issued for share subscriptions payable	$-	$430,000
Conversion of convertible promissory note to common stock	$-	$368,320
Conversion of preferred stock to common stock	$-	$171
Reverse stock split	$-	$21,182

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Business Condition

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

On May 21, 2021, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 20 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the NADAQ. The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021 and the FINRA corporate action was announced on August 3, 2021. FINRA declared the 1 for 20 reverse stock split effective on August 4, 2021. These condensed interim financial statements, including prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

Terravis Energy Inc. was incorporated in the State of Colorado on May 5, 2021. On August 20, 2021, the Company was issued 100 common shares at par value of $0.0001 per share for a controlling interest in Terravis Energy Inc. During the six months ended June 30, 2022, the Company was issued an additional 9,990,900  common shares of Terravis Energy Inc. at par value of $0.0001 per share. During the same period, Terravis Energy Inc. issued 1,000 preferred shares  at $0.0001 per share to Worksport’s Chief Executive Officer.

During the six months ended June 30, 2022, Worksport New York Operations Corporation and Worksport USA Operations Corporation were incorporated in the state of New York and Colorado, respectively. During the period, the Company was issued 1,000 common shares at par value of $0.0001 of Worksport USA Operations Corporation. On April 1, 2022,  the Company was issued 10,000 common shares of Worksport New York Operations Corporation.

b) Functional and Reporting Currency

These condensed consolidated financial statements are presented in United States dollars (USD or US$). The functional currency of the Company and its subsidiaries are United States dollar. For purposes of preparing these consolidated financial statements, transactions denominated in Canadian dollars (CAD or C$) were converted to United States dollars at the spot rate. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying consolidated statement of operations and comprehensive loss.

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

As of June 30, 2022, the Company had working capital of $23,227,887 and an accumulated deficit of $27,039,733. As of June 30, 2022, the Company had cash, restricted cash and cash equivalents of $19,758,353. Based on its current operating plans, the Company believes it has sufficient level of funding for anticipated operations, capital expenditures and debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report.

Based on the Company’s future operating plans, existing cash of $19,758,353 combined with possible warrants and stock options exercises of approximately $32,780,000; management believes the Company has sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

2. Significant Accounting Policies

The accounting polices used in the preparation of these condensed consolidated interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2021.

3. Inventory

Inventory consists of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Finished goods	$963,404	$427,794
Promotional items	852	728
Raw materials	138,456	73,250
	$1,102,712	$501,772

4. Prepaid expenses and deposits

As of June 30, 2022 and December 31, 2021 prepaid expenses and deposits consists of the following:

	June 30, 2022	December 31, 2021
Consulting, services and advertising	$2,676,244	$4,328,389
Insurance	42,126	3,041
Deposit	1,807,490	384,065
	$4,525,860	$4,715,495

As of June 30, 2022 prepaid expense and deposit consists of $2,676,244 (December 31, 2021- $4,328,389) in prepaid consulting, services and advertising for third party consultants through the issuance of shares and stock options.

5. Promissory Notes

The following tables shows the balance of the notes payable as of June 30, 2022 and December 31, 2021:

Balance as of December 31, 2020	$367,058
Repayment	(103,847)
Balance as of June 30, 2022 and December 31, 2021	$263,211

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

5. Promissory Notes (continued)

During the year ended December 31, 2016, the Company issued a secured promissory note  in the principal amount of $73,452 ($123,231 Canadian dollars), respectively. During the year ended December 31, 2018, the Company amended these notes such that as of July 2016, the balance was as a total of $22,639 ($30,884 Canadian dollars). The secured promissory note bears interest at a rate of 18% per annum. The payment terms of the original note including these additions are due “upon completion of going public on the Canadian Securities Exchange, with no change in interest rate.” The secured promissory note is secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of the secured promissory notes to be due on April 1, 2021 . As of June 30, 2022, principal balance owing was $96,091 ($123,231 Canadian Dollars) (2021 - $96,091 ($123,231 Canadian Dollars)). As of June 30, 2022, the accrued interest on this note payable was $75,048 ($97,283 Canadian Dollars) (2021 - $57,582 ($75,102 Canadian Dollars)) included in accounts payable and accrued liabilities. As of June 30, 2022, the Company and the secured promissory note holder are in dispute.

During the year ended December 31, 2016, the Company issued secured promissory notes in the aggregate principal amount of $79,000. The secured promissory notes have an interest at a rate of 18% per annum, payable monthly. The secured promissory notes are secured by all present and after-acquired property and assets of the Company.  During the year ended December 31, 2019, the Company extended the maturity dates of all secured promissory notes to be due on April 1, 2021 . As of June 30, 2022 principal balance owing was $79,000 (2021 - $79,000). As of June 30, 2022, the accrued interest on this note payable was $52,223 (2021 – $38,032) included in accounts payable and accrued liabilities. As of June 30, 2022, the Company and the secured promissory note holder are in dispute.

During the years ended December 31, 2017, the Company issued secured promissory notes in the aggregate principal amount of $53,848 ($67,700 Canadian Dollars). The secured promissory notes were due in October and November 2018 and bears interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019, the Company extended the maturity date of the secured promissory notes to November 3, 2020. During the year ended December 31, 2021, the Company and promissory note holders reached an agreement to repay $62,905 ($80,108 Canadian Dollars), for the outstanding principal of $53,848 and accrued interest of $14,740. As a result, the Company recognized a gain on settlement of debt of $5,682. As of June 30, 2022 and December 31, 2021, the secured promissory notes have been repaid in full.

During the years ended December 31, 2017, the Company issued secured promissory notes in the aggregate principal amount of $60,000. The secured promissory notes were due in August and November 2018 and bear interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019, the Company extended the maturity dates of this secured promissory note to November 3, 2020. During the year ended December 31, 2019, the Company made a principal repayment  of $10,000. During the year ended December 31, 2021, the Company and secured promissory note holder agreed to repay all outstanding principal and interest through the issuance of 36,048 common shares valued at $0.09 per share. As of December 31, 2021, the Company had recorded principal and interest of $73,886 as a result of the share repayment the Company recognized a gain on settlement of $8,997. As of June 30, 2022 and December 31, 2021 the secured promissory notes have been repaid in full.

The amounts repayable under promissory notes and secured promissory notes at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Balance owing	$263,211	$263,211
Less amounts due within one year	(263,311)	(263,211)
Long-term portion	$-	$-

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

The note carries an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees and other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. On February 28, 2020, the Company recorded $198,715, $182,500 principal and $16,215 original issue discount. On September 1, 2020 the Company recorded an additional $310,322, $285,000 principal and $25,322 original issue discount. As of December 31, 2021, the Company has recorded $509,037, consisting of $467,500 for principal and $41,537 as an original issue discount. Furthermore, the Company issued 22,500 shares of common stock valued at $123,390 and a debt-discount related to the warrants valued at $344,110. During the year ended December 31, 2020, Leonite converted $226,839 of convertible promissory note into 126,022 common shares at $1.80 per share. The original value of the convertible note converted was $182,565 as a result the Company recognized a loss of $44,274 on settlement of debt. During the year ended December 31, 2021, Leonite converted its remaining outstanding principal and interest into common shares. Leonite received 204,622 common shares at $1.80 per share valued at $368,319. The original value of the convertible note converted including interest was $325,667. As a result, the Company recognized a loss of $42,651 on settlement of debt. In connection with the settlement, the Company expensed the remaining $148,027 of the original debt discount to interest expense. As of June 30, 2022 and December 31, 2021, the convertible promissory note has been repaid in full.

7. Shareholders’ Equity (Deficit)

During six months ended June 30, 2022, the following transactions occurred:

During the six months ended June 30, 2022, the Company issued 10,000 common shares to a consultant for services received valued at $86,000, of which $66,329 was  issued from share subscriptions payable. During the same period the Company issued 80,000 common shares for consulting services and employee compensation valued at $240,000.

During the six months ended June 30, 2022, the Company recognized share subscriptions payable and consulting expense of $134,273 to consulting services.

During the six months ended June 30, 2022, the Company recognized consulting expense of $1,482 to share subscriptions payable from restricted shares issued during the year ended December 31, 2021. As of June 30, 2022, the restricted shares have not been issued.

Refer to note 17 and 18 for additional shareholders’ equity (deficit).

During six months ended June 30, 2021, the following transactions occurred:

During the six months ended June 30, 2021, the Company issued a total of 1,502,409 common shares (30,048,199 pre-stock split) in connection with a Regulation A offering. Of the shares issued, 15,500 common shares (312,000 pre-stock split) valued at $31,200 were from share subscription payable and 750 common shares (15,000 pre-stock split) were cancelled and refunded valued at $1,500. The Company incurred share issuance cost of $123,984.

During the same period, 1,409,122 warrants (28,182,451 pre-stock split) issued in the Regulation A offering were exercised for 1,409,122 common shares (28,182,451 pre-stock split). As of June 30, 2021, 1,311,394 common shares (26,227,876 pre-stock split) were issued valued at $5,245,592. Subsequent to June 30, 2021, the remaining 97,729 common shares (1,954,575 pre-stock split) valued at $390,915 were issued.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Shareholders’ Equity (Deficit) (continued)

During the six months ended June 30, 2021, the Company raised $4,081,980 through private placement offerings for 2,040,990 (40,819,800 pre-stock split) common shares and warrants.

During the six months ended June 30, 2021, the Company entered into consulting agreements with third party consultants for 370,000 (7,400,000 pre-stock split) shares of common stock valued at $1,588,000 for consulting services. The services will be expensed throughout the term of the agreement as the Company accrues the stock payable. As of June 30, 2021, the Company recorded $337,145 in share subscriptions payable.

During the six months ended June 30, 2021, the Company issued 259,808 (5,196,154 pre-stock split) common shares valued at $741,159 for consulting services, $241,559 were issued from share subscriptions payable. During the same period, the Company issued 150,000 (3,000,000 pre-stock split) common shares valued at $390,000 for consulting services. During the same period, the Company issued 3,350 (67,000 pre-stock split) common shares for employee compensation valued at $24,121.

During the six months ended June 30, 2021, the Company entered into a loan settlement agreement with a noteholder  to issue 62,006 (1,240,111 pre-stock split) common shares at $1.80 ($0.09 pre-stock split) per share for all outstanding loan principal and interest valued at $111,611. As of the date of the settlement, the Company had a $157,787 loan payable, resulting in the Company recognizing a gain on settlement of $46,176. Refer to note 14. As of June 30, 2021, the Company issued 62,006 (1,240,111 pre-stock split) common shares.

During the six months ended June 30, 2021, the Company entered into a promissory notes payable settlement agreement with a note holder to issue 36,048 (720,996 pre-stock split) common shares valued at $1.80 ($0.09 pre-stock split) per share for a total value of $64,891. As of the date of the settlement, the Company had $73,886 promissory notes payable, resulting in the Company recognizing a gain on settlement of $8,997. Refer to note 5. As of June 30, 2021, the Company issued 36,048 (720,966 pre-stock split) common shares.

During the six months ended June 30, 2021, the Company entered into a settlement agreement with the convertible promissory note holder to settle all outstanding principal and accrued interest. The Company issued 204,622 (4,092,431 pre-stock split) common shares at $1.80 ($0.09 pre-stock split) per share valued at $368,318. As of the date of the settlement, the Company had a $325,667 convertible promissory note due, resulting in the Company recognizing a loss of $42,651 on the settlement of debt. During the same period the convertible promissory note holder exercised 39,512 (790,243 pre-stock split) warrants on a cashless basis for 39,512 (790,243 pre-stock split) common shares. Refer to notes 6 and 17.

During the six months ended June 30, 2021, the Company issued 1,717,535 (34,350,697 pre-stock split) common shares to Steven Rossi, the Company’s Chief Executive Officer and Chairman of the Board, in connection with his employment agreement in consideration for Mr. Rossi agreeing to amend the Series A Certificate of Designation to eliminate the Series A Preferred Stock conversion rights and returning 900 shares of Series A Preferred Stock to the Company.

Refer to note 17 for additional shareholders’ equity (deficit) for consulting expense of $37,000 related to warrant issuance.

During the year ended December 31, 2021, the Company completed a share consolidation of the Company’s issued and outstanding common shares based on twenty (20) pre-consolidation shares to one (1) post-consolidation share. As a result of the share consolidation, an anti-dilution clause was triggered resulting in the Company issuing 237,500 common shares valued at $86,688.

As of June 30, 2022, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regard to the Company’s residual assets. During 2022 and 2021, the Company was authorized to issue 100 shares of its Series A and 100,000 Series B Preferred Stock with a par value of $0.0001. Series A Preferred Stock do not have any voting rights. Each share of Series B Preferred Stock has voting rights equal to 10,000 shares of common stock.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Related Party Transactions

During the six months ended June 30, 2022, the Company recorded salaries expense of $150,068 (2021 - $77,026) related to services rendered by the Company by its CEO. As of June 30, 2022, related party loan outstanding was  $49,646 (December 31, 2021 - $35,547). During the same period, the Company recorded salaries expense of $125,056 to an officer and director of the Company.

During the six months ended June 30, 2021, the Company paid a director of the Company $50,000 for services rendered from 2015 to 2020.

During the six months ended June 30, 2021, the Company paid $59,203 to a U.S.-based corporation in which the Company’s CEO and Chairman of the Board is a stockholder.

Refer to note 18 for additional related party transactions.

9. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the six months ended June 30, 2022 and 2021 are as follows:

	2022	2021
Decrease (increase) in accounts receivable	$(3,850)	$16,504
Decrease (increase) in other receivable	(15,195)	116,997
Decrease (increase) in inventory	(600,940)	(212,344)
Decrease (increase) in prepaid expenses and deposits	(1,658,508)	(220,841)
Increase (decrease) in lease liability	(22,939)	1,823
Increase (decrease) in taxes payable	(112,189)	2,970
Increase (decrease) in accounts payable and accrued liabilities	585,813	(34,428)
	$(1,827,808)	$(329,319)

10. Commitments and contingencies

During the year ended December 31, 2021, the Company entered into an agreement with a third-party advisor to reserve for sale and issuance 15,000 common shares for consulting services at $0.001 per share.

11. Reverse Stock Split

On May 21, 2021, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State to effect a reverse split of its common stock at the rate of 1-for-20 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the Nasdaq Stock Market, LLC. The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021, and FINRA announced the reverse stock split on August 3, 2021. The reverse stock split took effect in the marketplace on August 4, 2021. These consolidated financial statements, including prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

12. Investment

During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares for $50,000. The shares have been issued to the Company. The Company’s investment accounts for a 10% equity stake in a privately owned US-based mobile phone development company. As of June 30, 2022, the Company had advanced a total of $24,423 and is advancing tranches of capital as required by the Company.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

13. Lease Liabilities

During the six months ended June 30, 2022, the Company entered into a lease agreement for warehouse space  to commence on June 1, 2022 and ending on May 31, 2027 with monthly lease payments of $20,808. The Company recognized right-of-use asset and lease liability of $1,042,718.

During the year ended December 31, 2021, the Company entered into a lease agreement for warehouse  space to commence on June 1, 2021 and end on May 31, 2024 with monthly lease payments of $19,910. During the year ended December 31, 2019, the Company signed a lease agreement for warehouse space to commence on August 1, 2019 and end on July 31, 2022 with monthly lease payments of $2,221.

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

The Company’s right-of-use asset for the six months ended June 30, 2022 and the year ended December 31, 2021 as follows:

	June 30, 2022	December 31, 2021
Right-of-use asset	$1,424,599	$515,819

Current lease liability	$366,579	$212,929
Long-term lease liability	$1,084,216	$316,988

The components of lease expense are as follows:

	June 30, 2022	June 30, 2021
Amortization of right-of-use	$133,937	$28,927
Interest on lease liability	$54,697	$6,704
Total lease cost	$188,634	$35,631

Maturities of lease liability are as follows:

Future minimum lease payments as of June 30, 2022,

2022	246,535
2023	493,026
2024	361,298
2025 and after	664,570
Total future minimum lease payments	1,765,429
Less: amount representing interest	(314,634)
Present value of future payments	1,450,795
Current portion	366,579
Long term portion	$1,084,216

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

14. Loan payable

a)	During the year ended December 31, 2020, the Company received loans of $32,439, $10,000 and $108,000 from an unrelated third party with an interest rate of 10% per annum with a maturity date of December 31, July 22 and August 31, 2021, respectively. During the six months ended June 30, 2021, the Company agreed to repay the outstanding principal and interest through the issuance of 1,240,111 common shares at $0.09 per share. As of June 30, 2021, the Company accrued interest of $1,319. As of the date of the settlement agreement the Company had $150,439 principal and $7,336 interest outstanding, resulting in the Company recognizing a gain on settlement of $46,176 for the six month period ended June 30, 2021.

b)	During the year ended December 31, 2020, the Company received $28,387 (CAD$40,000) interest-free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2023 will result in loan forgiveness of 25 percent (25%). As of June 30, 2022, the Company has made repayment of $28,387 (CAD$40,000).

c)	During the six months ended June 30, 2022, the Company entered into a loan agreement with a third party for the purchase of property located in West Seneca, New York. The Company received $5,300,000 on May 10, 2022 with an interest rate of prime plus 2.25% with an initial maturity date of May 10, 2024, with the option to extend the loan for an additional year. As of June 30, 2022 the Company made interest payments and recognized interest expense of $115,255.

15. Government Assistance

The Government of Canada is currently providing funding through the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs in order to provide financial relief to Canadian businesses affected by COVID-19. The CEWS program provides a reimbursement of salaries for eligible employers based on a decrease in revenues. The CERS program provides a reimbursement of rent expenses paid by eligible parties based on a decrease in revenues. During the six months ended June 30, 2022, the Company recognized CEWS of $0 (2021 - $51,606 ($63,905 CDN)) and CERS of $0 (2021 - $4,971 ($6,000 CDN)) as a reduction in general and administrative expense on the consolidated statements of operations.

16. Loss per Share

For the three and six months ended June 30, 2022, loss per share is $(0.20) and $(0.36) (basic and diluted) compared to the three and six months ended June 30, 2021 loss per share of $(0.08) and $(0.27) (basic and diluted). These losses per share are calculated using the weighted average number of shares of 17,022,587 and 17,005,405 (basic and diluted) for the three and six months ended June 30, 2022 and of 9,827,576 and 7,505,625 (basic and diluted) for the three and six months ended June 30, 2021.

There are 299,000,000 shares authorized, 17,041,055 and 11,148,292 shares issued and outstanding, as of June 30, 2022 and 2021 respectively. As of June 30, 2022, the Company has 211,667 shares to be issued. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As of June 30, 2022 the Company has 5,586,502 warrants convertible to 6,577,513 common shares, 1,070,000 restricted stock to be issued and 2,122,500 stock options exercisable for 2,122,500 common shares and performance stock units of 700,000 for 700,000 common shares for a total underlying common shares of 10,470,013. As of June 30, 2021 the Company has 2,961,580 warrants convertible to 5,002,570 common shares for a total underlying common shares of 5,002,570.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

17. Warrants

During the six months ended June 30, 2022, an aggregate of 21 warrants were exercised for $127 and 202,701 Reg-A public offering warrants expired. During the six months ended June 30, 2021, a total of 1,448,635 warrants were exercised for 1,448,635 common shares. 1,409,122 warrants were exercised at $4.00 per share. The remaining 39,512 warrants were exercised on a cashless basis, refer to note 6. As of June 30, 2021, 1,350,906 common shares were issued with the remaining 97,729 common shares issued subsequent to the period ended.

During the year ended December 31, 2021, the Company issued 1,502,409 and 2,040,990 warrants convertible to 1 and 2 common shares each exercisable for a period of 12 and 18 months, respectively. The warrants were issued in connection with the Reg-A public offering and private placement offering, respectively. The exercise price of the warrants is $4.00 per share. During the same period, the Company issued 3,763,636 warrants convertible to 1 common share at an exercise price of $6.05 per share exercisable for a period of 36 months. 3,272,727 warrants were purchased through the underwritten public offering and 490,909 over-allotment warrants were purchased by the underwriter. The warrants were issued in connection with the underwritten public offering.

During the year ended December 31, 2021, the Company and warrant holder reached an agreement to amend a previous warrant agreement. The Company will issue an additional 150,000 warrants for a total of 250,000 warrants valued at $37,000. The exercisable period of the warrants was also amended to a period of five years beginning on January 14, 2021. The warrants are convertible to 1 common share each exercisable at $2.00 per share.

During the year ended December 31, 2021, the Company issued 130,909 representative warrants to the Company’s underwriters. The representative warrants are not exercisable until January 30, 2022. The representative warrants are exercisable for 130,909 common shares at $6.05 per share until August 3, 2024. As of June 30, 2022, the Company recognized a value of $273,993 for the representative warrants to share issuance cost.

During the year ended December 31, 2021, an aggregate of 26,815 warrants expired.

As of June 30, 2022, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date

$4.00	1,690,969	0.25	October 1, 2022
$6.05	3,577,545	2.10	August 6, 2024
$2.00	5,488	2.66	February 25, 2025
$2.40	62,500	2.72	March 20, 2025
$2.00	250,000	3.55	January 14, 2026
	5,586,502	2.21

	June 30, 2022		December 31, 2021
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	5,658,315	$4.30	716,815	$4.00
Issuance	130,909	$6.05	7,457,036	$4.30
Expired	(202,701)	$(4.00)	(26,815)	$(4.00)
Exercise	(21)	$(4.00)	(2,488,721)	$(4.00)
Balance, end of period	5,586,502	$4.35	5,658,315	$4.30

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

18. Stock Options

Under the Company’s 2015 Equity Incentive Plan, the number of common shares reserved for issuance under the option plan shall not exceed 10% of the issued and outstanding common shares of the Company, have a maximum term of 10 years and vest at the discretion of the Board of Directors.

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

On December 29, 2021, the Company granted 400,000 and 300,000 performance stock units (“PSU”) to the Company’s Chief Executive Officer and a director, respectively. The PSU will vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $3.00. 50% will have vested at a closing price of $16.50 and 100% will have vested at a closing price of $31.50. The fair value of the PSU was estimated to be $2,308,012. As of June 30, 2022, no PSUs have been vested and the Company recognized $134,457 (2021 - $0) in consulting expense.

On August 6, 2021, the Company granted 140,000 options to directors, advisors and officers with an exercise price of $5.50 and an expiry date of August 6, 2026. The stock options vested on January 1, 2022. The fair value of the options on grant date was estimated to be $754,189. The Company recognized $5,096 (2021 - $0) in consulting expense during the six months ended June 30, 2022.

On July 23, 2021, the Company granted 15,000 options to a director with an exercise price of $5.50 and an expiry date of July 23, 2026. The stock options vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $129,480. The Company recognized $799 (2021 - $0) in consulting expense during the six months ended June 30, 2022.

On September 1, 2021, the Company granted 400,000 options to a consultant with an exercise price of $5.32 and an expiry date of September 1, 2026. The options have a vesting period of 6 months from the initial grant date; 100,000 vested on March 1, 2022, 100,000 shall vest on September 1, 2022, 100,000 shall vest on March 1, 2023, and 100,000 shall vest on September 1, 2023. The fair value of the options on the grant date was estimated to be $2,112,000. The Company recognized $528,064 (2021 - $0) in consulting expense during the six months ended June 30, 2022.

On October 7 and November 2, 2021, the Company granted 5,000 and 62,500 options respectively, to advisors with an exercise price of $5.50 and $5.24. The options will expire on October 7, 2026 and November 2, 2026 respectively. The stock options vested on January 1, 2022. The fair value of the options on grant date was estimated to be $353,230. The Company recognized $32,856 (2021 - $0) to consulting expense during the six months ended June 30, 2022.

On December 29, 2021, the Company granted an aggregate of 90,000 options to members of the board with an exercise price of $2.51. The options will expire on December 29, 2026. The options have a vesting period of 1 year from the initial grant date; 10,000 shall vest on December 29, 2022, 10,000 shall vest on December 29, 2023, and 10,000 shall vest on December 29, 2024. The fair value of the options on grant date was estimated to be $224,280. The Company recognized $37,482 (2021 - $0) in consulting expense during the six months ended June 30, 2022.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

18. Stock Options (continued)

During the six months ended June 30, 2022, the Company granted 10,000 and 50,000 options to advisors with an exercise price of $2.19 and $2.37 respectively. The options will expire on February 7, 2027 and May 5, 2032. The options vested immediately upon issuance. The fair value of the options on the grant date was estimated to be $21,780 and $261,400. The Company recognized $283,180 in consulting expense during the six months ended June 30, 2022.

During the six months ended June 30, 2022, Terravis Energy Inc., a subsidiary of the Company, granted an aggregate of 1,350,000 to its officers and directors. The stock options have an exercise price of $0.01 and will expire on April 12, 2032. The options vested immediately upon issuance. The fair value of the options on grant date was estimated to be immaterial.

As of June 30, 2022, the Company has the following options outstanding:

	June 30, 2022		December 31, 2021
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	712,500	$5.00	-	$-
Granted	60,000	$2.34	712,500	$5.00
Balance, end of period	772,500	$4.79	712,500	$5.00

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on June 30, 2022
Stock options	$2.19 - 5.50	772,500	4.59	$4.79	382,500

As of June 30, 2022, Terravis Energy Inc. has the following options outstanding:

	June 30, 2022
	Number of stock options	Weighted average price
Balance, beginning of year	-	$-
Granted	1,350,000	$0.01
Balance, end of period	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on June 30, 2022
Stock options	$0.01	1,350,000	9.78	$0.01	1,350,000

19. Rental Income

During the six months ended June 30, 2022, the Company entered into a sublease agreement for its warehouse in Mississauga, Ontario, Canada. The sublease commenced on June 15, 2022 and end on May 31, 2024 at $15,515 ($19,992 CDN) per month.

During the six months ended June 30, 2022 the Company entered into a lease agreement in relation to its West Seneca property. The Company entered into a lease agreement with a third-party from June 1 to December 31, 2022 at $33,750 per month.

During the six months ended June 30, 2022 the Company recognized rental income of $96,218.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

20. Share Base Compensation

During the six months ended June 30, 2022 and 2021 the Company recognized the following share base compensation expenses in exchange for professional services received.

	June 30, 2022	June 30, 2021
Restricted stock units	$39,910	$-
Share issuance	240,000	512,470
Performance stock units	134,457	-
Warrants	-	37,000
Stock options	983,325	-
	$1,397,692	$549,470
Share base compensation expensed from prepaid	1,374,177	556,555
	$2,771,869	$1,106,025

21. COVID-19

The outbreak of the coronavirus, specifically identified as “COVID-19,” has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak are unknown at this time, as is the efficacy of the government and central bank interventions.

Additionally, while the potential economic impact and duration of such impact brought by the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies. The management and board of the Company are constantly monitoring this situation to minimize potential losses.

22. Subsequent Events

None.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Revenue

For the three months ended June 30, 2022, revenue generated from sales was $11,305, compared to $186,239 for the three months ended June 30, 2021. Total revenues decreased by approximately 94% compared to the same period in the prior year.

Revenue decreased for the three months ended June 30, 2022, compared to the same period the prior year due to the Company’s focus on building up its inventory in anticipation of launching its e-commerce platform, research and development, and repositioning for domestic manufacturing. The Company is anticipating the launch of its e-commerce platform in late 2022, and is beginning to focus on increasing sales.

For the three months ended June 30, 2022, total revenue generated in the United States decreased by 96%, from $142,526 in the prior period to $5,450. Similar to the above, the decrease in revenue was a result of the Company shifting its focus to inventory buildup in anticipation of launching its e-commerce platform.

Cost of Sales

For the three months ended June 30, 2022, cost of sales decreased by 94% from $137,333 in the prior period to $7,987. Cost of sales, as a percentage of sales, was approximately 71% for the three months ended June 30, 2022, compared to 74% for the same period in 2021. The decrease in cost of sales as a percentage of sales was primarily due to increased efficiency associated with manufacturing and acquiring inventory, driven by lower ocean freight costs, for the three months ended June 30, 2022, compared to the same prior period.

Gross Margin

Gross margin percentage for the three months ended June 30, 2022 was 29%, compared to 26% for the same period in 2021. The increase in gross margin reflects the Company’s efforts to control the cost of manufacturing and acquiring inventory.

Operating Expenses

Operating expenses increased for the three months ended June 30, 2022, by $2,460,047 from $851,462 in the prior period to $3,311,509.

●	General and administrative expense increased by $578,893 from $272,022 in the prior period to $850,915. The increased expenses are related to research and development and salaries as the Company seeks to expand its operations and further develop its products.
●	Sales and marketing expenses increased by $481,211 from $165,156 in the prior period to $646,367. The increase in sales and marketing is a result of the Company’s marketing campaign to create brand and product awareness.
●	Professional fees which include accounting, legal and consulting fees, increased from $410,485 for the three months ended June 30, 2021 to $1,813,875 for the three months ended June 30, 2022. The increase was due to the engagement of various third-party consultants to expand the Company’s business operations.
●	The Company realized a loss on foreign exchange of $352 during the three months ended June 30, 2022, an increase of $3,447 compared to a loss of $3,799 during the prior period.

Other Income and Expenses

Other income and expenses for the three months ended June 30, 2022, was a loss of $64,128 compared to a loss of $9,103 for the prior period, an increase of $55,025. The change can be attributed to the Company’s higher interest expense partially offset by rental and interest income.

Net Loss

Net loss for the three months ended June 30, 2022, was $3,372,319 compared to $811,659 for the three months ended June 30, 2021, a change of $2,560,660 or 315%. The increase in the net loss can be attributed to the increase in various operating expenses as the Company focuses on expanding its operations, research and development, manufacturing and supply chain.

Six Months Ended June 30, 2022, compared to Six Months Ended June 30, 2021

Revenue

For the six months ended June 30, 2022, revenue generated from sales was $59,089, compared to $193,889 for the six months ended June 30, 2021. Total revenues decreased by approximately 70% compared to the same period in the prior year.

Revenue decreased for the six months ended June 30, 2022, compared to the same period the prior year due to the Company’s focus on building up its inventory in anticipation of launching its e-commerce platform, research and development, and repositioning for domestic manufacturing. The Company is anticipating the launch of its e-commerce platform in late 2022 and is beginning to focus on increasing sales.

For the six months ended June 30, 2022, total revenue generated in the United States decreased by 65% from $150,811 in the prior period to $53,287. Similar to the above, the decrease in revenue was a result of the Company shifting its focus to inventory buildup in anticipation of launching its e-commerce platform.

Cost of Sales

For the six months ended June 30, 2022, cost of sales decreased by 77% from $197,554 in the prior period to $45,964. Cost of sales, as a percentage of sales, was approximately 78% for the six months ended June 30, 2022, compared to 102% for the same period in 2021, respectively. The decrease in the cost of sales as a percentage of sales was primarily due to increased efficiency associated with acquiring and manufacturing inventory for the six months ended June 30, 2022, compared to the same prior period.

Gross Margin

Gross margin percentage for the six months ended June 30, 2022, was 22% compared to a negative 2% for the same period in 2021. The increase in gross margin reflects the Company’s efforts to control the cost of manufacturing and acquiring inventory.

Operating Expenses

Operating expenses increased for the six months ended June 30, 2022, by $4,318,379 from $1,800,717 in the prior periods to $6,119,096.

●	General and administrative expense increased by $1,045,467 from $406,306 in the prior period to $1,451,773. The increased expenses are related to research and development and salaries as the Company seeks to expand its operations and further develop its products.
●	Sales and marketing expenses increased by $1,039,048 from $327,807 in the prior period to $1,366,855. The increase in sales and marketing is a result of the Company’s marketing campaign to create brand and product awareness.
●	Professional fees which include accounting, legal and consulting fees, increased from $1,057,599 for the six months ended June 30, 2021 to $3,301,454 for the six months ended June 30, 2022. The increase was due to the engagement of various third-party consultants to expand the Company’s business operations.
●	The Company realized a gain on foreign exchange of $986 during the six months ended June 30, 2022, an increase of $9,991 compared to a loss of $9,005 during the prior period. The gain on the foreign exchange can be attributed to operating expenses denominated in the Canadian Dollar.

Other Income and Expenses

Other income and expenses for the six months ended June 30, 2022, a loss of $83,957 compared to a loss of $230,796 the prior period, a decrease of $146,839. The change can be attributed to the Company’s interest expense partially offset by rental and interest income.

Net Loss

Net loss for the six months ended June 30, 2022, was $6,189,928 compared to $2,035,178 for the six months ended June 30, 2021, a change of $4,154,750 or 204%. The increase in the net loss can be attributed to the increase in various operating expenses as the Company focuses on expanding its operations, research and development, manufacturing and supply chain  .

Worksport currently works with a total of ten dealers and distributors; however, given current market conditions Worksport plans to focus on online sales during 2022. Management believes that increasing sales through online retailers will continue to outpace the traditional distribution business model during 2022. Management further believes that online retailer’s customers tend to provide larger sales volumes, greater profit margins and greater protection against price erosion.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, the Company had $19,758,353 in cash, cash equivalents and restricted cash. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities.

Since the Company’s acquisition of Worksport in fiscal 2014, it has never generated a profit.

As of June 30, 2022, the Company had an accumulated deficit of $27,039,733.

Cash Flow Activities

Accounts receivable increased at June 30, 2022 by $3,850 and decreased at June 30, 2021 by $16,504. The increase in accounts receivable was due to sales near the end of the quarter. Other receivable increased at June 30, 2022 by $15,195 and decreased by $116,997 at June 30, 2021. Other receivables increased at June 30, 2022 due to increased receivables from a sales tax refund.

Inventory increased at June 30, 2022 by $600,940 and at June 30, 2021 by $212,344 as a result of the Company stockpiling inventory in anticipation of the launch of its e-commerce platform. Prepaid expenses increased by $1,658,508 at June 30, 2022 and at June 30, 2021 by $220,841, due to deposits made by the Company for the purchase of manufacturing equipment and professional services.

Accounts payable and accrued liabilities increased at June 30, 2022 by $585,813 and decreased at June 30, 2021 by $34,428.

Cash increased from $12,266,597 at June 30, 2021 to $19,758,353 at June 30, 2022, an increase of $7,491,756 or 61%. The increase in in cash was primarily due to warrants exercises, public offerings and private placement offerings.

As of June 30, 2022, the Company had current assets of $25,653,378 and current liabilities of $2,425,491.

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2022, was $5,042,882, compared to $1,030,989 in the prior period.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022, was $9,051,810 compared to $286,512 in the prior period. The increase in investing activities was primarily due to the purchase of property and equipment.

Financing Activities

Net cash generated by financing activities for the six months ended June 30, 2022, was $5,285,712 compared to $12,476,286 in the prior period.

Based on the Company’s future operating plans and existing cash of $19,758,353, management believes that the Company has sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

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

None  .

Item 3. Defaults Upon Senior Securities

None  .

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

WORKSPORT LTD.

Dated: August 19, 2022	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2022	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer (Principal Financial and Accounting Officer)

