Form 10-Q
period 2022-09-30
Worksport Ltd
filed 2022-11-14
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2022

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

As of November 14, 2022, 17,190,016 shares of Common Stock were outstanding.

WORKSPORT LTD.

Worksport Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$16,724,267	$28,567,333
Restricted cash (note 14)	554,994	-
Accounts receivable net	63,074	62,684
Other receivable	278,872	184,721
Inventory (note 3)	1,286,786	501,772
Prepaid expenses and deposits (note 4)	3,188,335	4,715,495
Total Current Assets	22,096,328	34,032,005
Investment (note 12)	24,423	24,423
Property and Equipment, net	11,258,456	1,128,799
Right-of-use asset, net (note 13)	1,318,855	515,819
Intangible Assets, net	1,021,241	593,053
Total Assets	$35,719,303	$36,294,099
Liabilities and Shareholders’
Current Liabilities
Accounts payable and accrued liabilities	$1,816,091	$1,144,526
Payroll taxes payable	-	112,189
Related party loan (note 8)	49,646	35,547
Promissory notes payable (note 5)	263,211	263,211
Loan payable (note 14)	-	28,387
Current lease liability (note 13)	375,933	212,929
Total Current Liabilities	2,504,881	1,796,789
Loan payable (note 14)	5,300,000	-
Long Term – Lease Liability (note 13)	985,426	316,988
Total Liabilities	8,790,307	2,113,777

Shareholders’ Equity
Series A & B Preferred Stock, $0.0001 par value, 1,100,000 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 7)	-	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 17,189,104 and 16,951,034 shares issued and outstanding, respectively (note 7)	1,719	1,696
Additional paid-in capital	56,565,033	54,608,472
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	289,794	430,116
Accumulated deficit	(29,917,393)	(20,849,805)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity	26,928,996	34,180,322
Total Liabilities and Shareholders’ Equity	$35,719,303	$36,294,099

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021

Net Sales	$18,350	$93,408	$77,439	$287,297
Cost of Goods Sold	12,602	81,810	58,566	279,364
Gross Profit	5,748	11,598	18,873	7,933

Operating Expenses
General and administrative	1,520,388	517,735	2,972,161	924,041
Sales and marketing	586,388	433,905	1,953,243	761,712
Professional fees	858,605	1,111,098	4,160,059	2,168,697
(Gain) on foreign exchange	(16,805)	(11,175)	(17,791)	(2,170)
Total operating expenses	2,948,576	2,051,563	9,067,672	3,852,280
Loss from operations	(2,942,828)	(2,039,965)	(9,048,799)	(3,844,347)

Other Income (Expense)
Interest expense	(112,341)	(26,114)	(317,451)	(275,114)
Gain on settlement of debt	-	-	-	18,204
Rental income (note 19)	108,552	-	204,770	-
Interest income	68,957	1,798	93,892	1,798
Total other income (expense)	65,168	(24,316)	(18,789)	(255,112)

Net Loss	$(2,877,660)	$(2,064,281)	$(9,067,588)	$(4,099,459)

Loss per Share (basic and diluted)	$(0.17)	$(0.15)	$(0.53)	$(0.42)
Weighted Average Number of Shares (basic and diluted)	17,164,505	13,983,567	17,059,021	9,688,668

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at July 1, 2021	100	$-	11,148,292	$1,115	$26,609,130	$(1,577)	$833,229	$(14,901,211)	$(8,580)	$12,532,106
Stock split provision	-	-	237,500	24	86,663	-	-	(86,687)	-	-
Issuance for services and subscriptions payable	-	-	1,120,000	112	5,972,603	-	(173,384)	-	-	5,799,331
Public offering	-	-	3,483,636	348	21,805,013	-	-	-	-	21,805,361
Share issuance cost	-	-	-	-	(4,335,908)	-	-	-	-	(4,335,908)
Warrant exercise (note 17)	-	-	839,609	84	3,142,082	-	(370,915)	-	-	2,771,251
Net loss	-	-	-	-	-	-	-	(2,064,281)	-	(2,064,281)
Balance at September 30, 2021	100	$-	16,829,037	$1,683	$53,279,583	$(1,577)	$288,930	$(17,052,179)	$(8,580)	$36,507,860

Balance at July 1, 2022	100	$-	17,041,055	$1,705	$55,956,398	$(1,577)	$499,542	$(27,039,733)	$(8,580)	$29,407,755
Share issuance	-	-	45,000	4	260,096	-	(260,100)	-	-	-
Warrant exercise (note 17)	-	-	103,750	10	(10)	-	-	-	-	-
Issuance for services and subscriptions payable	-	-	-	-	348,549	-	50,352	-	-	398,901
Net loss	-	-	-	-	-	-	-	(2,877,660)	-	(2,877,660)
Balance at September 30, 2022	100	$-	17,189,805	$1,719	$56,565,033	$(1,577)	$289,794	$(29,917,393)	$(8,580)	$26,928,996

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2021	1,000	$1	3,820,618	$382	$12,665,854	$(1,577)	$379,428	$(12,866,033)	$(8,580)	$169,475
Stock split provision	-	-	237,500	24	86,663	-	-	(86,687)	-	-
Conversion of preferred stock to common stock	(900)	(1)	1,717,535	172	(171)	-	-	-	-	-
Issuance for services and subscriptions payable	-	-	1,533,158	154	7,127,841	-	(77,798)	-	-	7,050,197
Public offering	-	-	4,986,046	498	24,808,184	-	(32,700)	-	-	24,775,982
Share issuance cost	-	-	-	-	(4,459,892)	-	-	-	-	(4,459,892)
Issuance of shares from private placement	-	-	2,040,990	204	4,081,776	-	-	-	-	4,081,980
Warrants issuance for services	-	-	-	-	37,000	-	-	-	-	37,000
Conversion of convertible promissory note to shares (note 6)	-	-	204,622	20	368,298	-	-	-	-	368,318
Warrant exercise (note 17)	-	-	2,190,515	219	8,387,540	-	20,000	-	-	8,407,759
Loan repayment (note 5 and 14)	-	-	98,054	10	176,490	-	-	-	-	176,500
Net loss	-	-	-	-	-	-	-	(4,099,459)	-	(4,099,459)
Balance at September 30, 2021	100	$-	16,829,037	$1,683	$53,279,583	$(1,577)	$288,930	$(17,052,179)	$(8,580)	$36,507,860

Balance at January 1, 2022	100	$-	16,951,034	$1,696	$54,608,472	$(1,577)	$430,116	$(20,849,805)	$(8,580)	$34,180,322
Share issuance	-	-	45,000	4	260,096	-	(260,100)	-	-	-
Warrant exercise (note 17)	-	-	103,771	10	(10)	-	-	-	-	-
Issuance for services and subscriptions payable	-	-	90,000	9	1,696,475	-	119,778	-	-	1,816,262
Net loss	-	-	-	-	-	-	-	(9,067,588)	-	(9,067,588)
Balance at September 30, 2022	100	$-	17,189,805	$1,719	$56,565,033	$(1,577)	$289,794	$(29,917,393)	$(8,580)	$26,928,996

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	2022	2021
Operating Activities
Net Loss	$(9,067,588)	$(4,099,459)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services and share compensation	3,768,536	1,838,661
Depreciation and amortization	533,094	114,035
Interest on lease liability	57,516	21,633
Accrued interest	23,567	32,654
Repayment of lease liability	(277,974)	(85,339)
Amortization on OID interest	-	211,340
Loss on settlement of debt	-	(18,204)
	(4,962,849)	(1,984,679)
Changes in operating assets and liabilities (note 9)	(1,398,690)	(132,626)
Net cash used in operating activities	(6,361,539)	(2,117,305)

Cash Flows from Investing Activities
Loan receivable	-	(5,506)
Purchase of intangible assets	-	(23,700)
Purchase of property and equipment	(10,212,245)	(734,883)
Net cash used in investing activities	(10,212,245)	(764,089)

Financing Activities
Proceeds from issuance of common shares, net of issuance cost	-	24,398,070
Proceeds from warrant exercise	-	8,407,755
Shareholder Assumption of Debt	14,099	(48,861)
Loan payable	5,300,000	-
Repayments on loan payable	(28,387)	(62,905)
Net cash provided by financing activities	5,285,712	32,694,059

Change in cash	(11,288,072)	29,812,665
Cash, restricted cash and cash equivalents - beginning of year	28,567,333	1,107,812
Cash, restricted cash and cash equivalents end of period	$17,279,261	$30,920,477
Supplemental Disclosure of non-cash investing and financing Activities
Shares issued for purchase of software	$430,068	$357,603
Shares base compensation	$1,276,709	$791,209
Cashless warrant exercise	$37,000	$238,895
Right-of-use asset	$1,042,718	$-
Lease liability	$(1,042,718)	$-
Shares issued for share subscriptions payable	$-	$86,688
Conversion of convertible promissory note to common stock	$-	$368,318
Non-cash for prepaids	$-	$5,953,950
Shares issued for note repayment	$-	$176,500
Conversion of preferred stock to common stock	$-	$171
Reverse stock split	$-	$21,182

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Business Condition

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

On May 21, 2021, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 20 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the NASDAQ. The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021 and the FINRA corporate action was announced on August 3, 2021. FINRA declared the 1-for-20 reverse stock split effective on August 4,2021. These condensed interim financial statements, including prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

Terravis Energy Inc. was incorporated in the State of Colorado on May 5, 2021. On August 20, 2021, the Company was issued 100 common shares at par value of $0.0001 per share for a controlling interest in Terravis Energy Inc. During the nine months ended September 30, 2022, the Company was issued an additional 9,990,900 common shares of Terravis Energy Inc. at par value of $0.0001 per share

On January 20, 2022, the board of directors of Terravis and the board of directors of the Company, as the sole stockholder of Terravis, adopted the Terravis Energy, Inc. 2022 Equity Incentive Plan (the “Terravis 2022 Plan”). Under the Terravis 2022 Plan, Terravis’ board of directors or a committee designated by the board of directors may grant incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights to eligible participants consisting of employees of Terravis, member of Terravis’ board of directors and advisors and consultants to Terravis. The Terravis board of directors authorized and reserved 1,000,000 shares of Terravis common stock under the Terravis 2022 Plan, subject to adjustment for any stock splits of Terravis’s common stock or reorganization, recapitalization, or acquisition of Terravis.

On April 6, 2022, Terravis issued Lorenzo Rossi and Steven Rossi, both of whom are members of Terravis’s board of directors, non-qualified options under the Terravis 2022 Plan exercisable for 750,000 and 250,000, respectively, shares of Terravis’s common stock, for $0.01 per share from the date of grant until the tenth anniversary of the date of grant.

On April 12, 2022, Terravis Steven Rossi, William Caragol, and Ned L. Siegel, all of whom are members of Terravis’s board of directors, non-qualified options under the Terravis 2022 Plan exercisable for 250,000, 50,000, and 50,000, respectively, shares of Terravis’s common stock for $0.01 per share from the date of grant until the tenth anniversary of the date of grant.

During the nine months ended September 30, 2022, Worksport New York Operations Corporation and Worksport USA Operations Corporation were incorporated in the state of New York and Colorado, respectively. During the period, the Company was issued 1,000 common shares at par value of $0.0001 of Worksport USA Operations Corporation. On April 1, 2022, the Company was issued 10,000 common shares of Worksport New York Operations Corporation.

b) Functional and Reporting Currency

These condensed consolidated financial statements are presented in United States dollars (USD or US$). The functional currency of the Company and its subsidiaries are United States dollar. For purposes of preparing these consolidated financial statements, transactions denominated in Canadian dollars (CAD or C$) were converted to United States dollars at the spot rate. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying consolidated statement of operations.

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

As of September 30, 2022, the Company had working capital of $19,591,447 and an accumulated deficit of $29,917,393. As of September 30, 2022, the Company had cash, restricted cash and cash equivalents of $17,279,261. Based on its current operating plans, the Company believes it has sufficient level of funding for anticipated operations, capital expenditures and debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report.

Based on the Company’s future operating plans, existing cash of $17,279,261 combined with possible warrants and stock options exercises of approximately $28,695,215; management believes the Company has sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

2. Significant Accounting Policies

The accounting polices used in the preparation of these condensed consolidated interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2021.

3. Inventory

Inventory consists of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Finished goods	$1,018,130	$427,794
Promotional items	46,060	728
Raw materials	222,596	73,250
	$1,286,786	$501,772

4. Prepaid expenses and deposits

As of September 30, 2022 and December 31, 2021 prepaid expenses and deposits consists of the following:

	September 30, 2022	December 31, 2021
Consulting, services and advertising	$1,933,547	$4,328,389
Insurance	33,251	3,041
Deposit	1,221,537	384,065
	$3,188,335	$4,715,495

As of September 30, 2022 prepaid expense and deposit consists of $1,933,547 (December 31, 2021- $4,328,389) in prepaid consulting, services and advertising for third party consultants through the issuance of shares and stock options.

5. Promissory Notes

The following tables shows the balance of the notes payable as of September 30, 2022 and December 31, 2021:

Balance as of December 31, 2020	$367,058
Repayment	(103,847)
Balance as of September 30, 2022 and December 31, 2021	$263,211

During the year ended December 31, 2016, the Company issued a secured promissory note in the principal amount of $73,452 ($123,231 Canadian dollars), respectively. During the year ended December 31, 2018, the Company issued two additions to the original unsecured promissory note of July 2016, totaling $22,639 ($30,884 Canadian dollars). The secured promissory note bears interest at a rate of 18% per annum. The payment terms of the original note including these additions are due “upon completion of going public on the Canadian Securities Exchange, with no change in interest rate.” The secured promissory note is secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of the secured promissory notes to be due on April 1, 2021. As of September 30, 2022, principal balance owing was $96,091 ($123,231 Canadian Dollars) (December 31, 2021 - $96,091 ($123,231 Canadian Dollars)). As of September 30, 2022, the accrued interest on this note payable was $79,331 ($102,874 Canadian Dollars) (2021 - $61,970 ($80,693 Canadian Dollars)) included in accounts payable and accrued liabilities. As of September 30, 2022, the Company and the promissory note holder are in dispute.

During the year ended December 31, 2016, the Company issued secured promissory notes in the aggregate principal amount of $79,000. The secured promissory notes have an interest at a rate of 18% per annum, payable monthly. The secured promissory notes are secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of all secured promissory notes to be due on April 1, 2021. As of September 30, 2022 principal balance owing was $79,000 (2021 - $79,000). As of September 30, 2022, the accrued interest on this note payable was $55,797 (2021 – $41,607) included in accounts payable and accrued liabilities. As of September 30, 2022, the Company and the promissory note holder are in dispute.

During the years ended December 31, 2017, the Company issued secured promissory notes in the aggregate principal amount of $53,848 ($67,700 Canadian Dollars). The secured promissory notes were due in October and November 2018 and bears interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019, the Company extended the maturity date of the secured promissory notes to November 3, 2020. During the year ended December 31, 2021, the Company and promissory note holders reached an agreement to repay $62,905 ($80,108 Canadian Dollars), for the outstanding principal of $53,848 and accrued interest of $14,740. As a result, the Company recognized a gain on settlement of debt of $5,682. As of September 30, 2022 and December 31, 2021, the secured promissory notes have been repaid in full.

During the years ended December 31, 2017, the Company issued secured promissory notes in the aggregate principal amount of $60,000. The secured promissory notes were due in August and November 2018 and bear interest at a rate of 12% per annum. The secured promissory notes are secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019, the Company extended the maturity dates of this secured promissory note to November 3, 2020. During the year ended December 31, 2019, the Company made a principal repayment of $10,000. During the year ended December 31, 2021, the Company and secured promissory note holder agreed to repay all outstanding principal and interest through the issuance of 36,048 common shares valued at $0.09 per share. As of December 31, 2021, the Company had recorded principal and interest of $73,886 as a result of the share repayment the Company recognized a gain on settlement of $8,997. As of September 30, 2022 and December 31, 2021 the secured promissory notes have been repaid in full.

The amounts repayable under promissory notes and secured promissory notes at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Balance owing	$263,211	$263,211
Less amounts due within one year	(263,211)	(263,211)
Long-term portion	$-	$-

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

The note carries an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees and other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. On February 28, 2020, the Company recorded $198,715, $182,500 principal and $16,215 original issue discount. On September 1, 2020 the Company recorded an additional $310,322, $285,000 principal and $25,322 original issue discount. As of December 31, 2021, the Company has recorded $509,037, consisting of $467,500 for principal and $41,537 as an original issue discount. Furthermore, the Company issued 22,500 shares of common stock valued at $123,390 and a debt-discount related to the warrants valued at $344,110. During the year ended December 31, 2020, Leonite converted $226,839 of convertible promissory note into 126,022 common shares at $1.80 per share. The original value of the convertible note converted was $182,565 as a result the Company recognized a loss of $44,274 on settlement of debt. During the year ended December 31, 2021, Leonite converted its remaining outstanding principal and interest into common shares. Leonite received 204,622 common shares at $1.80 per share valued at $368,319. The original value of the convertible note converted including interest was $325,667. As a result, the Company recognized a loss of $42,651 on settlement of debt. In connection with the settlement, the Company expensed the remaining $148,027 of the original debt discount to interest expense. As of September 30, 2022 and December 31, 2021, the convertible promissory note has been repaid in full.

7. Shareholders’ Equity (Deficit)

During Nine months ended September 30, 2022, the following transactions occurred:

During the nine months ended September 30, 2022, the Company issued 10,000 common shares to a consultant for services received valued at $86,000, of which $66,329 was issued from share subscriptions payable. During the same period the Company issued 80,000 common shares for consulting, advisory services and employee compensation valued at $240,000.

During the nine months ended September 30, 2022 the Company issued 45,000 restricted stock to members of the board valued at $260,100 from share subscriptions payable.

During the nine months ended September 30, 2022, the Company recognized consulting expense of $186,107 to share subscriptions payable from restricted shares and stock options to be issued. As of September 30, 2022, the restricted shares have not been issued.

Refer to note 17 and 18 for additional shareholders’ equity (deficit).

During nine months ended September 30, 2021, the following transactions occurred:

During the nine months ended September 30, 2021, the Company issued a total of 1,502,409 common shares in connection with a Regulation A offering. Of the shares issued, 15,500 common shares valued at $31,200 were from share subscription payable and 750 common shares were cancelled and refunded valued at $1,500. The Company incurred share issuance cost of $123,984.

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

As of September 30, 2022, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regard to the Company’s residual assets. During 2022 and 2021, the Company was authorized to issue 100 shares of its Series A and 100,000 Series B Preferred Stock with a par value of $0.0001. Series A Preferred Stock do not have any voting rights. Each share of Series B Preferred Stock has voting rights equal to 10,000 shares of common stock.

8. Related Party Transactions

During the nine months ended September 30, 2022, the Company recorded salaries expense of $231,432 (2021 - $157,899) related to services rendered by the Company by its CEO. During the same period, the Company recorded salaries expense of $192,589 to an officer and director of the Company. As of September 30, 2022 the Company has a payable of $49,646 to the CEO.

During the nine months ended September 30, 2021, the Company paid a director of the Company $50,000 for services rendered from 2015 to 2020.

During the nine months ended September 30, 2021, the Company paid $59,203 to a U.S.-based corporation in which the Company’s CEO and Chairman of the Board is a stockholder.

Refer to note 18 for additional related party transactions.

9. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the nine months ended September 30, 2022 and 2021 are as follows:

	2022	2021
Decrease (increase) in accounts receivable	$(390)	$(32,479)
Decrease (increase) in other receivable	(94,150)	69,603
Decrease (increase) in inventory	(785,014)	(156,822)
Decrease (increase) in prepaid expenses and deposits	(1,063,680)	(223,582)
Increase (decrease) in lease liability	8,737	(14,295)
Increase (decrease) in taxes payable	(112,189)	2,970
Increase (decrease) in accounts payable and accrued liabilities	647,996	221,979
	$(1,398,690)	$(132,626)

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

12. Investment

During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares for $50,000. The shares have been issued to the Company. The Company’s investment accounts for a 10% equity stake in a privately owned US-based mobile phone development company. As of September 30, 2022, the Company had advanced a total of $24,423 and is advancing tranches of capital as required by the Company.

13. Lease Liabilities

During the nine months ended September 30, 2022, the Company entered into a lease agreement for warehouse space to commence on June 1, 2022 and ending on May 31, 2027 with monthly lease payments of $20,808.

During the year ended December 31, 2021, the Company entered into a lease agreement for warehouse space to commence on September 1, 2021 and end on May 31, 2024 with monthly lease payments of $19,910.

During the year ended December 31, 2019, the Company signed a lease agreement for warehouse space to commence on August 1, 2019 and ended on July 31, 2022 with monthly lease payments of $2,221.

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

The Company’s right-of-use asset for the nine months ended September 30, 2022 and the year ended December 31, 2021 as follows:

	September 30, 2022	December 31, 2021
Right-of-use asset	$1,318,855	$515,819
Current lease liability	$375,933	$212,929
Long-term lease liability	$985,426	$316,988

The components of lease expense are as follows:

	September 30, 2022	September 30, 2021
Amortization of right-of-use	$240,128	$86,817
Interest on lease liability	$66,252	$21,633
Total lease cost	$306,380	$108,450

Maturities of lease liability are as follows:

Future minimum lease payments as of September 30, 2022,

2022	122,155
2023	493,025
2024	361,297
2025	269,645
2026	277,767
2027 and after	117,158
Total future minimum lease payments	1,641,047
Less: amount representing interest	(279,688)
Present value of future payments	1,361,359
Current portion	375,933
Long term portion	$985,426

14. Loan payable

a)	During the nine months ended September 30, 2022, the Company entered into a loan agreement with a third party for the purchase of property located in West Seneca, New York, the details of which are disclosed in the Company’s Form 8-K filed with the United States Securities and Exchange Commission on May 11, 2022. The Company received $5,300,000 with an interest rate of prime plus 2.25% with an initial maturity date of May 10, 2024, with the option to extend the loan for an additional year. In order to service the loan throughout the term, the Company deposited $667,409 in a restricted account. As of September 30, 2022, the balance in the restricted account was $554,994.

b)	During the year ended December 31, 2020, the Company received loans of $32,439, $10,000 and $108,000 from an unrelated third party with an interest rate of 10% per annum with a maturity date of December 31, July 22 and August 31, 2021, respectively. During the nine months ended September 30, 2021, the Company agreed to repay the outstanding principal and interest through the issuance of 1,240,111 common shares at $0.09 per share. As of September 30, 2021, the Company accrued interest of $1,319. As of the date of the settlement agreement the Company had $150,439 principal and $7,336 interest outstanding, resulting in the Company recognizing a gain on settlement of $46,176 for the nine month period ended September 30, 2021. There are no amounts owing and the loan has been fully settled.

c)	During the year ended December 31, 2020, the Company received $28,387 (CAD$40,000) interest-free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2023 will result in loan forgiveness of 25 percent (25%). As of September 30, 2022, the Company has made repayment of $28,387 (CAD$40,000). There are no amounts owing and the loan has been fully settled.

15. Government Assistance

During the COVID-19 pandemic the Government of Canada was providing funding through the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs in order to provide financial relief to Canadian businesses affected by COVID-19. The CEWS program provides a reimbursement of salaries for eligible employers based on a decrease in revenues. The CERS program provides a reimbursement of rent expenses paid by eligible parties based on a decrease in revenues. During the nine months ended September 30, 2022, the Company recognized CEWS of $0 (2021 - $51,606 ($63,905 CDN)) and CERS of $0 (2021 - $4,971 ($6,000 CDN)) as a reduction in general and administrative expense on the consolidated statements of operations.

16. Loss per Share

For the three and nine months ended September 30, 2022, loss per share is $(0.17) and $(0.53) (basic and diluted) compared to the three and nine months ended September 30, 2021 loss per share of $(0.15) and $(0.42) (basic and diluted). These losses per share are calculated using the weighted average number of shares of 17,164,505 and 17,059,021 (basic and diluted) for the three and nine months ended September 30, 2022 and of 13,983,567 and 9,688,668 (basic and diluted) for the three and nine months ended September 30, 2021.

There are 299,000,000 shares authorized, 17,189,104 and 16,829,037 shares issued and outstanding, as of September 30, 2022 and 2021 respectively. As of September 30, 2022, the Company has 211,667 shares to be issued. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As of September 30, 2022 the Company has 4,439,924 warrants convertible to 5,239,914 common shares, 1,045,000 restricted stock to be issued and 772,500 stock options exercisable for 772,500 common shares and performance stock units of 700,000 for 700,000 common shares for a total underlying common shares of 7,757,414. As of September 30, 2021 the Company has 5,896,680 warrants and 555,000 stock options convertible to 7,187,670 common shares for a total underlying common shares of 7,187,670.

17. Warrants

During the nine months ended September 30, 2022, an aggregate of 250,121 warrants were exercised for 103,771 common shares and 1,099,179 Reg-A public offering warrants expired. During the year ended December 31, 2021, the Company issued 130,909 representative warrants to the Company’s underwriters. The representative warrants are exercisable for 130,909 common shares at $6.05 per share until August 3, 2024. As of September 30, 2022, the Company recognized a value of $273,993 for the representative warrants to share issuance cost.

During the year ended December 31, 2021, the Company issued 1,502,409 and 2,040,990 warrants convertible to 1 and 2 common shares each exercisable for a period of 12 and 18 months, respectively. The warrants were issued in connection with the Reg-A public offering and private placement offering, respectively. The exercise price of the warrants is $4.00 per share. During the nine months ended September 30, 2022 the Company and a warrant holder reached an agreement to extend the exercisable period of 300,000 warrants for an additional 12 months. During the same period, the Company issued 3,763,636 warrants convertible to 1 common share at an exercise price of $6.05 per share exercisable for a period of 36 months. 3,272,727 warrants were purchased through the underwritten public offering and 490,909 over-allotment warrants were purchased by the underwriter. The warrants were issued in connection with the underwritten public offering.

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

During the year ended December 31, 2021, an aggregate of 26,815 warrants expired.

As of September 30, 2022, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$4.05	500,000	0.10	November 5, 2022
$4.00	300,000	0.48	September 25, 2024
$6.05	3,446,515	1.84	August 3, 2024
$6.05	130,909	1.85	August 6, 2024
$2.40	62,500	2.47	March 20, 2025
	4,439,924	1.60

	September 30, 2022		December 31, 2021
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	5,658,315	$4.40	716,815	$4.00
Issuance	130,909	$6.05	7,457,036	$4.30
Expired	(1,099,179)	$(4.00)	(26,815)	$(4.00)
Exercise	(250,121)	$(2.00)	(2,494,209)	$(4.00)
Balance, end of period	4,439,924	$5.63	5,658,315	$4.40

18. Stock Options and Performance Share Units

Under the Company’s 2015 Equity Incentive Plan, the number of common shares reserved for issuance under the option plan shall not exceed 10% of the issued and outstanding common shares of the Company, have a maximum term of 10 years and vest at the discretion of the Board of Directors.

All equity-settled share-based payments are ultimately recognized as an expense in the statement of operations with a corresponding credit to “Additional Paid in Capital.” If vesting periods or other non-market vesting conditions apply, the expense is allocated over the vesting period, based on the best available estimate of the number of share options expected to vest. Estimates are subsequently revised if there is any indication that the number of share options expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior periods if share options ultimately exercised are different to that estimated on vesting.

Performance Share Units

On December 29, 2021, the Company granted 400,000 and 300,000 performance stock units (“PSU”) to the Company’s Chief Executive Officer and a director, respectively. The PSU will vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $3.00. 50% will have vested at a closing price of $16.50 and 100% will have vested at a closing price of $31.50. The fair value of the PSU was estimated to be $2,308,012. As of September 30, 2022, no PSUs have been vested and the Company recognized $201,686 (2021 - $0) in consulting expense.

Stock Options

On July 23, 2021, the Company granted 15,000 options to a director with an exercise price of $5.50 and an expiry date of July 23, 2026. The stock options vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $129,480. The Company recognized $799 (2021 - $55,149) in consulting expense during the nine months ended September 30, 2022.

On August 6, 2021, the Company granted 140,000 options to directors, advisors and officers with an exercise price of $5.50 and an expiry date of August 6, 2026. The stock options vested on January 1, 2022. The fair value of the options on grant date was estimated to be $754,189. The Company recognized $5,096 (2021 - $280,270) in consulting expense during the nine months ended September 30, 2022.

On September 1, 2021, the Company granted 400,000 options to a consultant with an exercise price of $5.32 and an expiry date of September 1, 2026. The options have a vesting period of 6 months from the initial grant date; 100,000 vested on March 1, 2022, 100,000 shall vest on September 1, 2022, 100,000 shall vest on March 1, 2023, and 100,000 shall vest on September 1, 2023. The fair value of the options on the grant date was estimated to be $2,112,000. The Company recognized $790,541 (2021 - $84,597) in consulting expense during the nine months ended September 30, 2022.

On October 7 and November 2, 2021, the Company granted 5,000 and 62,500 options respectively, to advisors with an exercise price of $5.50 and $5.24. The options will expire on October 7, 2026 and November 2, 2026 respectively. The stock options vested on January 1, 2022. The fair value of the options on grant date was estimated to be $353,230. The Company recognized $32,856 (2021 - $0) to consulting expense during the nine months ended September 30, 2022.

On December 29, 2021, the Company granted an aggregate of 90,000 options to members of the board with an exercise price of $2.51. The options will expire on December 29, 2026. The options have a vesting period of 1 year from the initial grant date; 10,000 shall vest on December 29, 2022, 10,000 shall vest on December 29, 2023, and 10,000 shall vest on December 29, 2024. The fair value of the options on grant date was estimated to be $224,280. The Company recognized $56,326 (2021 - $0) in consulting expense during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company granted 10,000 and 50,000 options to advisors with an exercise price of $2.19 and $2.37 respectively. The options will expire on February 7, 2027 and May 5, 2032. The options vested immediately upon issuance. The fair value of the options on the grant date was estimated to be $21,780 and $261,400. The Company recognized $283,180 in consulting expense during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, Terravis Energy Inc., a subsidiary of the Company, granted an aggregate of 1,350,000 to its officers and directors. The stock options have an exercise price of $0.01 and will expire on April 12, 2032. The options vested immediately upon issuance. The fair value of the options on grant date was estimated to be immaterial.

	September 30, 2022		December 31, 2021
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	712,500	$5.00	-	$-
Granted	60,000	$4.73	712,500	$5.00
Balance, end of period	772,500	$4.98	712,500	$5.00

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on September 30, 2022
Stock options	$2.19 - 5.50	772,500	4.21	$4.98	477,500

As of September 30, 2022, Terravis Energy Inc. has the following options outstanding:

	September 30, 2022
	Number of stock options	Weighted average price
Balance, beginning of year	-	$-
Granted	1,350,000	$0.01
Balance, end of period	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on September 30, 2022
Stock options	$0.01	1,350,000	9.54	$0.01	1,350,000

19. Rental Income

During the nine months ended September 30, 2022, the Company entered into a sublease agreement for its warehouse in Mississauga, Ontario, Canada. The sublease commenced on September 15, 2022 and end on May 31, 2024 at $15,515 ($19,992 CDN) per month.

During the nine months ended September 30, 2022 the Company entered into a lease agreement in relation to its West Seneca property. Initially, the Company entered into a lease agreement with a third-party from July 1 to December 31, 2022 at $33,750 per month. During the period ended September 30, 2022, the Company and the third-party amended the maturity date to September 30, 2022.

During the nine months ended September 30, 2022 the Company recognized rental income of $204,770.

20. COVID-19

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

21. Subsequent Events

On November 4, 2022, Terravis Energy, Inc. filed an amendment to its articles of incorporation with the Colorado Secretary of State, pursuant to which the Terravis board of directors attached a certificate of designation designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock with a par value $0.0001 per share. According to the certificate of designation, holders of the Series A Preferred Stock does not have any dividend, conversion or liquidation rights. Unless otherwise prohibited by law or the Series A Preferred Stock certificate of designation, the Series A Preferred Stock shall vote together with the outstanding shares of common stock of Terravis as one class on any matter put forth before the common stockholders. For so long the Series A Preferred Stock is outstanding, the holders of the Series A Preferred Stock shall be entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of the common stock and any other shares of capital stock of Terravis entitled shall be entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. On November 4, 2022, the Company issued 1,000 shares of Series A Preferred Stock to Steven Rossi, the President of Terravis and the Chief Executive Officer and President of the Company.

On November 11, 2022, performance stock units (“PSU”) as disclosed in Note 18 granted December 29, 2021 were cancelled and replaced. In replacement to the cancelled PSU the Company issued  400,000 and 300,000 PSU to the Company’s Chief Executive Officer and a director, respectively. The PSUs will vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $2.25. 50% will have vested at a closing price of $5.31 and 100% will have vested at a closing price of $13.76.

Additionally, on November 11, 2022, the Company’s Compensation Committee of the Board of Directors granted up to 1,600,000 restricted shares to the Company’s Chief Executive Officer. The vesting of these restricted  shares are based on individual significant Company milestones.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Revenue

For the three months ended September 30, 2022, revenue generated from sales was $18,350, compared to $93,408 for the three months ended September 30, 2021. Total revenues decreased by approximately 80% compared to the same period in the prior year.

Revenue decreased for the three months ended September 30, 2022, compared to the same period the prior year due to the Company’s focus on building up its inventory in anticipation of launching its e-commerce platform, research and development, and repositioning for domestic manufacturing. The Company is anticipating the launch of its e-commerce platform and domestic manufacturing in early-to-mid 2023.

For the three months ended September 30, 2022, total revenue generated in the United States decreased by 86%, from $93,408 in the prior period to $13,134. For the three months ended September 30, 2022, total revenue generated in the Canada increased by 100%, from $0 in the prior period to $5,216. Similar to the above, the overall decrease in revenue was a result of the Company shifting its focus to inventory buildup in anticipation of launching its e-commerce platform.

For the three months ended September 30, 2022, online revenues decreased by 86% from $93,408 in the prior period to $13,134. Online revenue accounted for 72% and 100% of total revenue for the three months ended September 30, 2022 and 2021 respectively. For the three months ended September 30, 2022, distributor revenues were $5,216 compared to $0 in the prior period.

Cost of Sales

For the three months ended September 30, 2022, cost of sales decreased by 85%. from $81,810 in the prior period to $12,602. Cost of sales, as a percentage of sales, was approximately 69% for the three months ended September 30, 2022, compared to 88% for the same period in 2021. The decrease in cost of sales as a percentage of sales was primarily due to increased efficiency associated with manufacturing and acquiring inventory, driven by lower ocean freight costs, for the three months ended September 30, 2022, compared to the same prior period.

Gross Margin

Gross margin percentage for the three months ended September 30, 2022 was 31%, compared to 12% for the same period in 2021. The increase in gross margin reflects the Company’s efforts to control the cost of manufacturing and acquiring inventory.

Operating Expenses

Operating expenses increased for the three months ended September 30, 2022, by $897,013 from $2,051,563 in the prior period to $2,948,576.

●	General and administrative expense increased by $1,002,652 from $517,735 in the prior period to $1,520,388. The increased expenses are related to research and development and salaries as the Company seeks to expand its domestic operations and further develop its products.
●	Sales and marketing expenses increased by $152,483 from $433,905 in the prior period to $586,388. The increase in sales and marketing is a result of the Company’s marketing campaign to create brand and product awareness.
●	Professional fees which include accounting, legal and consulting fees, decreased from $1,111,098 for the three months ended September 30, 2021 to $858,605 for the three months ended September 30, 2022. The decrease was due to the transition of various third-party consultant services to in-house operations.
●	The Company realized a gain on foreign exchange of $16,805 during the three months ended September 30, 2022, an increase of $5,630 compared to a gain of $11,175 during the prior period.

Other Income and Expenses

Other income and expenses for the three months ended September 30, 2022, was a gain of $65,168 compared to a loss of $24,316 for the prior period, an increase of $89,484. The change can be attributed to higher than expected interest income and rental income from a sub-leased facility.

Net Loss

Net loss for the three months ended September 30, 2022, was $2,877,660 compared to $2,064,281 for the three months ended September 30, 2021, a change of $813,379 or 39%. The increase in the net loss can be attributed to the increase in various operating expenses as the Company focuses on expanding its operations, research and development, manufacturing and supply chain.

Nine Months Ended September 30, 2022, compared to Nine Months Ended September 30, 2021

Revenue

For the nine months ended September 30, 2022, revenue generated from sales was $77,439, compared to $287,297 for the nine months ended September 30, 2021. Total revenues decreased by approximately 73% compared to the same period in the prior year.

Revenue decreased for the three months ended September 30, 2022, compared to the same period the prior year due to the Company’s focus on building up its inventory in anticipation of launching its e-commerce platform, research and development, and repositioning for domestic manufacturing. The Company is anticipating the launch of its e-commerce platform and domestic manufacturing in early-to-mid 2023.

For the nine months ended September 30, 2022, total revenue generated in the United States decreased by 73% from $246,652 in the prior period to $65,458. For the nine months ended September 30, 2022, total revenue generated in the Canada decreased by 71% from $40,645 in the prior period to $11,981. Similar to the above, the decrease in revenue was a result of the Company shifting its focus to inventory buildup in anticipation of launching its e-commerce platform.

For the nine months ended September 30, 2022, online revenues decreased by 73% from $246,701 in the prior period to $65.458. Online revenue accounted for 85% and 86% of total revenue for the nine months ended September 30, 2022, and 2021, respectively. For the nine months ended September 30, 2022, distributor revenues were $11,981 compared to $0 in the prior period.

Cost of Sales

For the nine months ended September 30, 2022, cost of sales decreased by 79% from $279,364 in the prior period to $58,566. Cost of sales, as a percentage of sales, was approximately 76% for the nine months ended September 30, 2022, compared to 97% for the same period in 2021, respectively. The decrease in the cost of sales as a percentage of sales was primarily due to increased efficiency associated with acquiring and manufacturing inventory for the nine months ended September 30, 2022, compared to the same prior period.

Gross Margin

Gross margin percentage for the nine months ended September 30, 2022, was 24% compared to a 3% for the same period in 2021. The increase in gross margin reflects the Company’s efforts to control the cost of manufacturing and acquiring inventory.

Operating Expenses

Operating expenses increased for the nine months ended September 30, 2022, by $5,215,392 from $3,852,280 in the prior periods to $9,067,672.

●	General and administrative expense increased by $2,048,120 from $924,041 in the prior period to $2,972,161. The increased expenses are related to research and development and salaries as the Company seeks to expand its operations and further develop its products.
●	Sales and marketing expenses increased by $1,191,531 from $761,712 in the prior period to $1,953,243. The increase in sales and marketing is a result of the Company’s marketing campaign to create brand and product awareness.
●	Professional fees which include accounting, legal and consulting fees, increased from $2,168,697 for the nine months ended September 30, 2021 to $4,160,059 for the nine months ended September 30, 2022. The increase was due to the engagement of various third-party consultants to expand the Company’s business operations.
●	The Company realized a gain on foreign exchange of $17,791 during the nine months ended September 30, 2022, an increase of $15,621 compared to a gain of $2,170 during the prior period. The gain on the foreign exchange can be attributed to operating expenses denominated in the Canadian Dollar.

Other Income and Expenses

Other income and expenses for the nine months ended September 30, 2022, a loss of $18,789 compared to a loss of $255,112 the prior period, a decrease of $236,323. The change can be attributed to the Company’s interest expense partially offset by rental and interest income.

Net Loss

Net loss for the nine months ended September 30, 2022, was $9,067,588 compared to $4,099,459 for the nine months ended September 30, 2021, a change of $4,968,129 or 121%. The increase in the net loss can be attributed to the increase in various operating expenses as the Company focuses on expanding its operations, research and development, manufacturing and supply chain.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, the Company had $17,279,261 in cash, restricted cash and cash equivalents. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities.

Since the Company’s acquisition of Worksport in fiscal 2014, it has never generated a profit.

As of September 30, 2022, the Company had an accumulated deficit of $29,917,393.

Cash Flow Activities

Accounts receivable increased at September 30, 2022 by $390 and decreased at September 30, 2021 by $32,479. The increase in accounts receivable was due to sales near the end of the quarter. Other receivable increased at September 30, 2022 by $94,150 and decreased by $69,604 at September 30, 2021. Other receivables increased at September 30, 2022 due to increased receivables from a sales tax refund.

Inventory increased at September 30, 2022 by $785,014 and at September 30, 2021 by $156,822 as a result of the Company stockpiling inventory in anticipation of the launch of its e-commerce platform. Prepaid expenses increased by $1,063,680 at September 30, 2022 and at September 30, 2021 by $223,582, due to deposits made by the Company for the purchase of manufacturing equipment and professional services.

Accounts payable and accrued liabilities increased at September 30, 2022 by $647,996 and by $221,979 at September 30, 2021.

Cash decreased from $30,920,477 on September 30, 2021 to $17,279,261 at September 30, 2022, a decrease of $13,641,216 or 44%. The decrease was due to the Company’s focus on acquiring assets for domestic production such as the building in West Seneca, NY, industrial automation equipment, building up its inventory in anticipation of launching its e-commerce platform, and research and development.

As of September 30, 2022, the Company had current assets of $22,096,328 and current liabilities of $2,504,881.

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2022, was $6,361,539, compared to $2,117,305 in the prior period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022, was $10,212,245 compared to $764,089 in the prior period. The increase in investing activities was primarily due to the purchase of property and equipment.

Financing Activities

Net cash generated by financing activities for the nine months ended September 30, 2022, was $5,285,712 compared to of $32,694,059 in the prior period.

Based on the Company’s future operating plans and existing cash of $17,279,261, management believes that the Company has sufficient funds to meet its contractual obligations and working capital requirements for the next 12 months and the foreseeable future.

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

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Events

On November 4, 2022, Terravis Energy, Inc. filed an amendment to its articles of incorporation with the Colorado Secretary of State, pursuant to which the Terravis board of directors attached a certificate of designation designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock with a par value $0.0001 per share. According to the certificate of designation, holders of the Series A Preferred Stock does not have any dividend, conversion or liquidation rights. Unless otherwise prohibited by law or the Series A Preferred Stock certificate of designation, the Series A Preferred Stock shall vote together with the outstanding shares of common stock of Terravis as one class on any matter put forth before the common stockholders. For so long the Series A Preferred Stock is outstanding, the holders of the Series A Preferred Stock shall be entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of the common stock and any other shares of capital stock of Terravis entitled shall be entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. On November 4, 2022, the Company issued 1,000 shares of Series A Preferred Stock to Steven Rossi, the President of Terravis and the Chief Executive Officer and President of the Company.

On December 29, 2021, the Company granted 400,000 and 300,000 performance stock units (“PSU”) to the Company’s Chief Executive Officer and a director, respectively. The PSU will vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $3.00. 50% will have vested at a closing price of $16.50 and 100% will have vested at a closing price of $31.50. The fair value of the PSU was estimated to be $2,308,012. As of September 30, 2022, no PSUs have been vested and the Company recognized $201,686 (2021 - $0) in consulting expense.

On November 11, 2022, the performance stock unit (“PSU”) awards that the Company granted to Steven Rossi, the Company’s Chief Executive Officer and Chairman of the Board, and to Lorenzo Rossi, a member of the Company’s Board of Directors, on December 29, 2021 (as described in Note 18 to the financial statements included in Item 1.01 of this quarterly report) were cancelled and replaced. In replacement of the cancelled PSU awards, on November 11, 2022, the Compensation Committee of the Board of Directors of the Company granted 400,000 and 300,000 PSU awards under the Company’s 2015 Equity Incentive Plan to Steven Rossi and Lorenzo Rossi, respectively. The PSU awards will vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $2.25. 50% will have vested at a closing price of $5.31 and 100% will have vested at a closing price of $13.76. Copies of the PSU awards are filed as exhibits10.1 and 10.2 to this quarterly report and are incorporated by reference herein.

On November 11, 2022, the Company’s Compensation Committee of the Board of Directors granted Steven Rossi, the Company’s Chief Executive Officer and Chairman of the Board, a restricted stock award under the Company’s 2015 Equity Incentive Plan. The award vests upon the achievement of the following milestones: (i) 200,000 shares upon the completion of the Company’s first fiscal quarter in which the Company has revenues of $1,000,000 in two consecutive quarters; (ii) the greater of 200,000 restricted shares or the number of restricted shares equal to 3% of the value of the transaction upon the consummation of a material accretive acquisition; (iii) 200,000 shares upon the consummation of the spin-off of TerraVis Energy, Inc. on The Nasdaq Stock Market LLC; (iv) 200,000 shares shares upon the Company’s facility in Seneca, New York producing 100 tonneau covers per day, over the course of a calendar month, excluding weekends and holidays; (v) 200,000 shares upon the Company’s facility in Seneca, New York producing ten solar tonneau covers per day, over the course of a calendar month; (vi) 200,000 shares upon the consummation of an equity financing or cumulative equity financings with gross proceeds of at least $10,000,000; (vii) 200,000 shares upon the Company achieving net profitability for two consecutive fiscal quarters and (viii) 200,000 shares upon the consummation of a spin-off of a subsidiary (other than TerraVis Energy, Inc.) of the Company on The Nasdaq Stock Market LLC. A copy of the restrictive stock awards has been filed as Exhibit 10.3 to this quarterly report and is incorporated by reference herein.

Item 6. Exhibits

EXHIBIT No.	DESCRIPTION

10.1†	Performance Stock Unit award, dated November 11, 2022, to Steven Rossi
10.2†	Performance Stock Unit award, dated November 11, 2022, to Lorenzo Rossi
10.3†	Restricted Stock award, dated November 11, 2022, to Steven Rossi
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: November 14, 2022	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer (Principal Financial and Accounting Officer)

