Form 10-K
period 2022-12-31
Worksport Ltd
filed 2023-03-31
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-40681

Worksport Ltd.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	35-2696895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55G East Beaver Creek Rd., Richmond Hill, Ontario, Canada	L4B 1E5
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (888) 554-8789

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	WKSP	The Nasdaq Stock Market LLC
Warrants	WKSPW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $26,649,897.41, based on a closing price of $1.93 per share of common stock.

As of March 31, 2023, the Registrant had 17,159,376 shares of common stock, par value $0.0001 per share, issued and outstanding.

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references in this document to “Worksport Ltd.,” “Worksport,” “us,” “we,” “our” or the “Company” refer to Worksport Ltd. and its subsidiaries, Worksport Ltd., Worksport Acquisition Corporation, Worksport USA Holding Corporation, Worksport USA Operations Corporation, Worksport New York Operations Corporation and Terravis Energy, Inc. Our logo and other trademarks or service marks of the Company appearing in this Annual Report on Form 10-K are the property of Worksport Ltd. This Annual Report on Form 10-K also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K, in particular, Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the industry in which we operate, all of which were subject to various risks and uncertainties.

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

PART I

ITEM 1. BUSINESS

Overview

Worksport Ltd., through its subsidiaries, designs, develops, manufactures, and owns the intellectual property (“IP”) on a portfolio of tonneau cover, solar integration, portable power station, and NP (non-parasitic), hydrogen-based green energy products and solutions for the automotive aftermarket accessories, power storage, residential heating, and electric vehicle-charging industries. We seek to provide consumers with next-generation automotive aftermarket accessories while capitalizing on growing consumer interest in clean energy solutions and power grid independence.

Corporate History

The Company was incorporated in the State of Nevada on April 2, 2003 under the name Franchise Holdings International, Inc. (“FNHI”). On December 16, 2014, FNHI acquired 100% of the outstanding equity of Worksport Ltd., a corporation formed in the Province of Ontario on December 13, 2011, formerly known as Truxmart Ltd. (“Worksport Ontario”), pursuant to which Worksport Ontario became a wholly-owned subsidiary of FNHI. In May 2020, FNHI changed its name from “Franchise Holding International Inc.” to “Worksport Ltd.”

On May 21, 2021, the Board of Directors (“Board”) authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1-for-20 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the Nasdaq. The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021, and the Financial Industry Regulatory Authority (“FINRA”) corporate action was announced on August 3, 2021. FINRA declared the 1-for-20 reverse stock split effective on August 4, 2021.

Terravis Energy, Inc. (“Terravis”) was incorporated in the State of Colorado on May 24, 2021. On August 20, 2021, the Company was issued 100 shares of common stock at par value of $0.0001 per share. On January 20, 2022, Terravis issued an additional 9,999,900 shares of Common Stock to Worksport Ltd. at a par value of $0.0001. On November 4, 2022, Steven Rossi was issued 1,000 shares of Series A Preferred Stock of Terravis at par value of $0.0001, representing 100% of the authorized Series A Preferred Stock, in consideration for services rendered. The shares of Series A Preferred Stock vote together with the common stock of Terravis, unless prohibited by law, and have 51% voting power, regardless of how many shares of Series A Preferred Stock are outstanding.

Worksport Acquisition Corporation was incorporated in the State of Delaware on December 28, 2021. On January 1, 2022, the Company was issued 1,000 shares of common stock at par value of $0.0001 per share, representing 100% of the outstanding equity of Worksport Acquisition Corporation.

Worksport USA Holding Corporation was incorporated in the State of Colorado on March 11, 2022. On March 11, 2022, the Company was issued 1,000 shares of common stock at par value of $0.0001 per share, representing 100% of the outstanding equity of Worksport USA Holding Corporation.

Worksport USA Operations Corporation was incorporated in the State of Colorado on March 23, 2022. On March 23, 2022, the Company was issued 1,000 shares of common stock at par value of $0.0001 per share, representing 100% of the outstanding equity of Worksport USA Operations Corporation.

Worksport New York Operations Corporation was incorporated in the State of New York on March 31, 2022. On April 1, 2022, the Company was issued 10,000 shares of common stock at par value of $0.0001 per share, representing 100% of the outstanding equity of Worksport New York Operations Corporation.

Public Offering

On August 6, 2021, we consummated an underwritten public offering (the “Public Offering”) of an aggregate of 3,272,727 units, pursuant to a registration statement on Form S-1, as amended (File No. 333-256142) and a registration statement on Form S-1 (File No: 333-258429). The Public Offering price was $5.50 per unit, and each unit consisted of one share of common stock and one warrant (“Public Warrant”) to purchase one share of common stock for $6.05 per share (110% of the unit offering price) from the date of issuance until the third anniversary of the issuance date. We received gross proceeds of approximately $18.0 million from the Public Offering, and after deducting the underwriting commissions, discounts, and offering expenses payable by us, we received net proceeds of approximately $16.1 million. We used the net proceeds for working capital, research & development, marketing, and equipment.

Nasdaq Uplisting

In connection with the Public Offering, our common stock and Public Warrant commenced trading on The Nasdaq Capital Market under the symbols “WKSP” and “WKSPW,” respectively, since August 4, 2021. Prior to the uplisting, our common stock was quoted on the OTCQB Marketplace under the symbol “WKSP.”

Business Developments

The following highlights recent material developments in our business:

●

In May 2022, we closed on the purchase of a commercial property (the “Property”) for $8,125,000 in the town of West Seneca, Erie County, New York (the “Acquisition”) pursuant to a Purchase and Sale Agreement that we entered into with J&M Distributing, Inc. We financed $5,300,000 in connection with the closing of the Acquisition pursuant to a Loan Agreement that we entered into with Northeast Bank (“Lender”), of which we issued a Promissory Note to the Lender guaranteed by Worksport Ltd. and secured by the Property per a Mortgage and Security Agreement entered into with the Lender. The Property consists of two parcels of land: (i) one parcel consisting of approximately 14 acres improved by a building containing approximately 152,847 square feet; and (ii) a second parcel consisting of approximately four acres of vacant land. Currently, our manufacturing operations are in China. With the acquisition of the Property, we plan to move our manufacturing operations to the United States. We believe that by moving our manufacturing operations to the United States, we can (i) have better control over design and manufacturing quality of our products, (ii) lessen supply chain risk, (iii) decrease shipping costs, and (iv) cut overall manufacturing costs.

●

On September 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-267696), which was declared effective by the SEC on October 13, 2022 (the “Form S-3”), containing a base prospectus covering the offering, issuance and sale by us of up to $30,000,000 of our common stock and prospectus supplement covering the offering, issuance and sale by us of up to $13,000,000 of our common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022 (the “ATM Agreement”). Pursuant to the ATM Agreement, H.C. Wainwright & Co., LLC (“Wainwright”) is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of the filing date of this Annual Report on Form 10-K, no securities have been sold pursuant to the Form S-3.

●	On November 14, 2022, our shareholders approved the Worksport Ltd. 2022 Equity Incentive Plan (the “2022 Plan”). A total of 750,000 shares of common stock were initially reserved for the issuance of awards under the 2022 Plan. The 2022 Plan contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the ten-year term of the 2022 plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31st of the prior calendar year minus the total number of shares reserved and available for issuance under the Worksport Ltd. 2015 Equity Incentive Plan and Worksport Ltd. 2021 Equity Incentive Plan. On January 1, 2023, the authorized number of shares of common stock of the 2022 Plan was 2,518,502.

●	On November 18, 2022, we engaged Lumsden & McCormick, LLP to replace Haynie & Company as our independent registered public accounting firm.

Recent Developments

●	On February 23, 2023, our subsidiary, Terravis, announced the installation of its proprietary electric vehicle fast charging stations with two direct current (DC) fast chargers at our factory in West Seneca, New York. Each station’s initial two charge points are rated at 120 kilowatt-hours (kWh) and equipped with two CCS1 connectors (Combined Charging Standard: A standard for charging electric vehicles that uses Combo 1 or Combo 2 connectors to provide power at up to 350 kilowatts), also known as pistols. We are planning installations of additional DC fast chargers in the near future as well, rated at a minimum of 240 kWh.

Products

We have developed a series of soft and hard folding tonneau covers as well as energy products.

Soft Tonneau Covers

Our soft tonneau cover offering consists of vinyl wrapped tri- and quad-fold tonneau covers manufactured overseas in Meizhou, China. Enhanced versions of our vinyl tri-fold soft tonneau covers are now available for purchase and marketed under a “PRO” designation; our quad-fold soft tonneau covers will soon have an upgraded “PRO” version available as well. These upgraded versions include our patented quick latch system, which allows the operator to open the cover by simply pulling a release cable – enabling single-sided operation. Each soft cover is fitted with a powder-coated, lightweight aluminum frame and rear cam latches as well as ultra-violet (UV) protected, vinyl tri-layer material that seals around the truck bed with a rubber gasket designed to protect cargo from moisture and debris.

Tri-fold soft covers are a lower cost option when compared to quad-fold tonneau covers. Compared with Worksport tri-fold soft tonneau covers, Worksport quad-fold covers have the additional benefit of enabling full truck bed access by being foldable upwards toward the rear window of the truck. As the market’s first quad-folding vinyl-wrapped cover that will provide full truck bed access utilizing Worksport’s Intellectual Property, Worksport’s soft quad-fold covers are compact when folded parallel to the back window of the truck while avoiding obstruction of the rear brake light on most truck models.

Our soft tonneau cover line includes:

●	Developed

○	The Worksport SC3 – soft tri-fold introduced in 2011, first Worksport Ltd. product;

○	The Worksport SC3 PRO –soft tri-fold with Smart Latch system introduced in 2012;

○	The Worksport SC4 – soft quad-fold introduced in 2022; and

○	The Worksport SC4 PRO –soft quad-fold with Smart Latch system to be introduced in 2023.

●	In Development

○	The Worksport SCX – soft tri-fold with extendable frame.

Hard Tonneau Covers

Our hard line of tonneau covers includes tri- and quad-fold, aluminum flush-mounted and top-mounted folding tonneau covers. Our entire line of hard folding tonneau covers will be manufactured in the USA. Our hard cover panels are designed with formed aluminum, ultra-strong high temper formed alloy panels with a durable black surface. These panels will have significant dent resistance over many other tonneau covers as they use thicker aluminum on the exterior surface as opposed to the sandwich style of most covers today. Designed to auto index (center) in the truck bed and be only 7.5mm above the truck bed, it is a low profile, sleek look that is easy to install. Our hard covers will be offered with the XCX rail upgrade, allowing future accessories such as expandable cargo division and storage solutions. Similar to the soft cover line, our hard cover line products will each be available in upgraded versions utilizing our quick latch system, enabling single-sided operation.

Our hard tonneau cover line, all of which is in development, includes:

●	The Worksport TC3 – top-mounted hard tri-fold;
●	The Worksport TC3 PRO – top-mounted hard tri-fold with Smart Latch system;

●	The Worksport FC3 – flush-mounted hard tri-fold;
●	The Worksport FC4 – flush-mounted hard quad-fold; and
●	The Worksport FC4 PRO – flush-mounted hard quad-fold with Smart Latch system.

Energy Products

We are researching and developing various energy-based products, two of which can be sold together as a kit: the Worksport SOLIS tonneau cover (“SOLIS”) and the Worksport COR energy storage system (“COR”). This kit will be available for both end-consumers and Original Vehicle Manufactures alike. This kit integrates tonneau cover, solar energy capture, and portable energy storage technologies to convert pickup trucks to mobile microgrid power stations – allowing Worksport to compete within niche markets in each the automotive aftermarket accessory, solar energy, and portable power station markets.

Worksport SOLIS

The SOLIS, a tonneau cover with integrated solar panels, is a unique, folding tonneau cover design founded on our top-mounted tough cover design but with the addition of cutting edge, monocrystalline, semi-flexible solar panels and wiring system. These solar panels are secured to aluminum alloy panels both mechanically and using specialized adhesives, which ensure the covers are extremely strong, durable, and secure. The SOLIS cover is intended to be sold as an Original Equipment Manufacturer product, as it can be integrated into the design of leading electric pickup trucks; consequently, we have and will continue forging relationships with electric pickup truck manufacturers, including but not limited to Workhorse, Atlis, Bollinger, and Hercules as well as Toyota, Stellantis, General Motors, Ford, Nissan, and Rivian.

The solar panels that we plan to integrate into the SOLIS cover are capable of generating 170-180 watts per square meter. For example, as tested outdoors, the SOLIS cover is capable of generating approximately 460 watts of power on a RAM 6’5” truck bed. When integrated into the design of an electric pickup truck, this power generation can be converted to additional vehicle mileage. The specific added mileage is dependent on many factors including but not limited to region of the world in which the vehicle is driven, weather conditions, season, temperature, hours of sun light per day, and average irradiance. For example, assuming a solar power density of 170 W/m2, battery capacity of 98 kWh, mileage range of 300 miles, average hours of sun per day of 6 hours, average irradiance per day of 700 W/m2, and surface area of 2.7 m2, the SOLIS cover is estimated to provide 5.6 additional miles of range to an electric pickup truck per day.

Worksport COR

The COR or COR ESS (energy storage system) is a modular, portable power station uniquely designed to mount to the inside of a pickup truck bed and enable battery swapping without an immediate drop in power output. The COR built-in inverter with an output voltage of 120V AC (frequency of 60Hz) is capable of powering loads up to 3000W. Combined with its modular 48V batteries, it can store up to 6kWh of energy on the go. Each additional modular battery adds 1.5kWh of energy storage. The COR main battery, a Lithium battery, boasts a capacity of 1534Wh while its Hot Swap Lithium Iron Phosphate (Li-LFP) battery has a capacity of around 200Wh. The system allows Bluetooth connection for monitoring and controlling the COR system and its external batteries.

Not only does the COR system allow users to swap a depleted battery for a fully charged one, but it does so without a drop in power output for up to 15 seconds with a load of 3000W. This unique feature allows the COR system to be used in a variety of applications, including but not limited to sporting and outdoor activities, disaster relief and general emergencies, and vocational activities ranging from contractor to drone operator. While the COR system is designed to nicely complement the SOLIS tonneau cover, it will be purchasable as a standalone product – allowing consumers to utilize stored energy, whether captured via grid or grid-independent energy sources, anywhere. As Worksport’s first step into the energy storage market, the COR system is Worksport’s pioneer product within its future COR platform.

Manufacturing

As of December 31, 2022, all Worksport tonneau covers were manufactured in a facility located in Meizhou, China according to Worksport’s specifications, schematics and blueprints. We believe production at the factory can be increased within 30 days to facilitate volumes up to ten times the current output without any adverse effects on quality or craftsmanship.

We have purchased many production tools including injection molds, die cast molds, extrusion dies, and stamping dies – many of which are residing among foreign suppliers who are currently utilizing said tooling to produce needed components for manufacturing or assembly within the USA. We are concurrently diversifying this list raw material suppliers who can use our production tools to continue producing our tonneau cover components, should trade with any particular or preferred raw material supplier become more expensive or difficult.

In May of 2022, we purchased a 152,847 square foot production facility for domestic production, storage, and distribution, located in West Seneca, New York. We have received the majority of all manufacturing equipment deemed necessary to begin production, and we are in the process of installing and testing those machines, as well as training personnel to use those machines. Management believes that having manufacturing capability in North America will increase quality control and production efficiency, as well as lower landed costs and geopolitical risks.

Our Plant-Readiness Team believes that we will begin initial, basic manufacturing and/or assembly at our USA-based production facility within the second quarter of fiscal year 2023, improving our process on an on-going basis.

Intellectual Property

We currently hold a broad collection of intellectual property rights relating to certain aspects of our parts and accessories and services. This includes patents, trademarks, copyrights and trade secrets. Although we believe the ownership of such intellectual property rights is an important factor in our business and that our success does depend in part on such ownership, we rely primarily on the innovative skills, technical competence and marketing abilities of our personnel.

Patents

As of December 31, 2022, the Company’s patent portfolio consists of eight (8) issued U.S. utility patents, one (1) issued Canadian utility patent, and twenty-seven (27) pending patent applications: eight (8) U.S. utility applications, seven (7) U.S. design applications, three (3) PCT applications, six (6) Canadian utility applications, one (1) Chinese invention application, and two (2) Chinese design applications. The Company is also in the process of preparing and filing several other utility and design patent applications across relevant countries and jurisdictions.

Granted U.S. patents will expire between 2032 and 2036, excluding any patent term adjustment that might be available following the grant of the patent. If issued, pending applications would expire 20 years from the filing date of each application, excluding the filing date of any provisional applications and excluding any patent term adjustment that might be available following the grant of the patent.

Trademarks

As of December 31, 2022, the Company has 20 trademark registrations and 15 pending trademark applications in the United States, Canada, China, and European Union.

The Market

We primarily compete in the Automotive Aftermarket Accessories and New Energy industries with a focus on the Tonneau Cover and the Portable Power Station Markets.

Tonneau Cover Market

There are various forms of tonneau covers, each with their advantages and disadvantages, available for consumption through direct-to-consumer and retailer and dealer sales channels. Some forms of tonneau covers include but are not limited to:

●	Solid One Piece Caps and Lids;

●	Retractable Covers;

●	Soft Folding & Roll-Up Covers; and

●	Hard Folding & Standing Covers.

Solid one piece covers and retractable covers tend to have limited functionality and tend to be priced higher when compared to other types of tonneau covers. Soft and hard folding/rolling tonneau covers, in contrast, tend to be priced more competitively and, as such, are a popular choice among tonneau cover consumers. Given these factors and our belief that we can develop less cumbersome, high functioning, and low cost soft and hard folding covers, we focus primarily on developing soft and hard folding covers.

Our tonneau cover revenue stream is largely proportional to sales of pickup trucks. Currently, there are 284.9 million vehicles in operation in the USA1, 21%, or 59.5 million, of which are pickup trucks.2 However, as a result of supply chain shortages, rising interest rates, high prices, and slowing sales, it may take until 2025 for new-vehicle sales to return to pre-pandemic levels.1 While new vehicle sales have decreased, we are well-positioned to capitalize on new vehicle sales; we offer tonneau covers for each of the 10 most popular makes/models by projected 2022-2029 sales (including, for example, the Ford F-Series, RAM Pickups, and Chevrolet Silverado), as well as the top 10 most accessorized pickup truck makes/models projected in 2022-2029.2 Within the USA market, pickup truck market revenue is expected to show a compound annual growth rate of 1.70% in 2023-2027.3 Within this market, pickup trucks are most popular within the southern region of the United States2, and the two largest state markets for pickup trucks are by far Texas and California.2 Globally, pickup truck market revenue is expected to show a compound annual growth rate of 1.01% in 2023-2027.4

Electric pickup trucks are projected to gain a larger portion of the pickup truck market share each year through 20351, as this submarket is estimated to have a compound annual growth rate of 29.7% between 2022 and 2023.5 However, a large headwind acting against this trend is that pickup trucks tend to be more popular in areas with less-developed charging infrastructure2 – a headwind that the SOLIS cover directly addresses and positions us favorably for possible partnerships and deals with electric pickup truck manufacturers.

The Specialty Equipment Aftermarket provides more specific insight into how often and for what reasons vehicle owners or renters are purchasing accessories for their vehicles. Despite crossover utility vehicles being the most common vehicle type on the road in the USA1, pickup trucks are the largest market by sales within the USA for specialty equipment – constituting 31% of this market2, which translated to $16 billion in sales during 2021.2 This market is expected to grow from $50.9 billion in 2021 to $58.66 billion by 2025.6 Within this pickup truck accessory market, 34% of accessories are truck bed & utility modifications2, which is the submarket in which we operate. Truck bed covers are among the top product categories for aftermarket accessory purchases in 20212, and the size of the tonneau cover market within the USA was valued at $3 billion as of 2021.7

As discretionary consumer goods, the specialty automotive part market is subject to consumer spending trends. Per capita disposable income fell 7.8% during 2022 as government stimulus ended; however, it is expected to increase slowly during 2023.8 Further, while the Federal Reserve has projected unemployment rates to increase in 2023 and subsequent years9, recent unemployment rates are the lowest they have been in recent decades.10 Together, these factors suggest consumer disposable income and unemployment will need to be carefully monitored in order to accurately forecast the automotive aftermarket accessories’ market potential year-to-year.

Consumers purchase automotive aftermarket accessories, as well as tonneau covers, specifically, for various reasons. According to recent reports, 97%, 92%, 80%, and 62% of pickup truck owners use their trucks for utility/work, travel/vacation, outdoor recreation, and off-road uses, respectively.2 Of those pickup truck owners who have purchased accessories for their trucks, 93%, 86%, 68%, and 43% of them use their pickup trucks for day trips, carrying tools/gear, light off-roading, and car camping, respectively.2 Pickup truck owners who use their vehicles for outdoor recreation, work, or off-roading are much more likely to purchase accessories when compared to those who use their vehicles for other purposes.2 Worksport’s tonneau covers largely benefit truck owners using their vehicles for any of these aforementioned purposes, and the SOLIS cover provides additional utility for those utilizing their trucks for utility/work, outdoor recreation, and car camping, in particular.

Sales of truck bed covers occur across several channels, among those including but not limited to part manufacturers, specialty retailers and online retailers. For physical location sales, the most popular sales channels for truck bed covers include Specialty Retailers/Installers and New Vehicle Dealerships, which constitute 17% and 11% of in-store sales, respectively.6 For online sales, the most popular sales channels for truck bed covers include Online Only General Retailer, Specialty Retailers/Installers, and Parts Manufacturers, which constitute 23%, 19%, and 8% of online sales, respectively.6 In the Fall of 2022, it was reported that roughly 59% of retailer specialty equipment sales were sold through in-store/physical channels while the other 41% were sold through online channels.11 It was further reported that roughly 50% of manufacturer specialty equipment sales were sold through in-store/physical channels while the other 50% were sold through online channels.11 Worksport aims to list its products on each of these highly-popular in-person and online sales channels in order to maximize sales volumes.

1.	SEMA. 2023 Future Trends Report. Retrieved from www.sema.org
2.	SEMA. Pickup Accessorization Report. Retrieved from www.sema.org
3.	Statista. Pickup Trucks – Worldwide. Retrieved from https://www.statista.com/outlook/mmo/passenger-cars/pickup-trucks/united-states

4.	Statista. Pickup Trucks – Worldwide. Retrieved from https://fr.statista.com/outlook/mmo/passenger-cars/pickup-trucks/worldwide
5.	Market Decipher. Electric Pickup Truck Market Size, Statistics, Growth Trend Analysis, and Forecast Report, 2022 – 2032. Retrieved from https://www.marketdecipher.com/report/electric-pickup-trucks-market
6.	SEMA. 2022 Market Report. Retrieved from www.sema.org
7.	Arizton. U.S. Tonneau Covers Market - Industry Outlook & Forecast 2022-2027. Retrieved from https://www.arizton.com/market-reports/us-tonneau-covers-market
8.

IBIS World. Per Capita Disposable Income. Retrieved from

https://www.ibisworld.com/us/bed/per-capita-disposable-income/33/#: :text=Following%20the%20ending%20of%20government,when%20it%20may%20potentially%20hit.

9.	Federal Reserve Board. Summary of Economic Projections. Retrieved from https://www.federalreserve.gov/monetarypolicy/files/fomcprojtabl20221214.pdf.
10.	Bureau of Labor Statistics. The Employment Situation – January 2023. Retrieved from https://www.bls.gov/news.release/pdf/empsit.pdf
11.	SEMA. State of the Industry Report 2022 Fall. Retrieved from www.sema.org

Portable Power Station Market

Compared to the Tonneau Cover Market, the Portable Power Station Market is much younger and globalized. Gas and diesel generators have long been used by consumers to generate electricity when they could not rely on the grid, whether it be for grid damages or the lack of grid in remote areas. Unlike such generators, portable power stations do not generate electricity, themselves, but can also be used to provide electricity during times of grid unreliability. These portable power stations are often charged by the grid via home outlets or independent of the grid via consumers’ vehicles or solar panels.

The Portable Power Station Market is large and growing. At a compound annual growth rate of 3.9% between 2022 and 20311, the global Portable Power Station market size was valued at $4.0 billion in 2021.1 Within this global market, the largest regional market is the North American market.2 The highest compound annual growth rates in this regional market is expected to be those power stations utilizing lithium-ion batteries for off-grid power applications2, which matches the COR system’s battery type as well as intended usage.

When paired with the SOLIS cover, the COR energy storage system will be a market outlier in that it can be charged safely while mobile whereas competing portable power stations are intended to be stationary during charging.

1.	Allied Market Research. Portable Power Station Market. Retrieved from https://www.alliedmarketresearch.com/portable-power-station-market-A11700
2.	Markets And Markets. Portable Power Station Market. Retrieved from https://www.marketsandmarkets.com/Market-Reports/portable-power-station-market-23592113.html

Distribution

We distribute our tonneau covers in Canada and the United States through an expanding network of wholesalers, private labels, distributors, and online retail channels, including eBay, Amazon, Walmart, and our own e-commerce platform hosted on Shopify. Distribution via each aforementioned channel is expected to increase during 2023. We have pursued and will continue to pursue relationships with Original Equipment Manufacturers with the intention of distributing through them as well.

The specialty equipment aftermarket consists of three major types of customers, which include master warehouse distributors and big box stores, dealers and wholesalers, and retail end consumers. Master warehouse distributors and big box stores stock and distribute products to their customers, which are usually local dealers and wholesalers. Dealers and wholesalers are local stores which sell products to some businesses and retail consumers in their area and online. Dealers purchase most of their products from their local distributor who deliver to them regularly. Retail end consumers are the end users of the products.

Competition

Tonneau Cover Competitors

The Tonneau Cover market is relatively consolidated with one industry leader, Real Truck (formerly Truck Hero), having the largest market share. Real Truck has acquired upwards of 16 independent tonneau cover brands in North America, allowing it to concurrently target many different niche markets but also potentially cannibalizing its own sales. We compete directly with Real Truck. Other competitors in this space include Truck Accessories Group (Primarily Leer), Agricover (primarily Access), Truck Covers USA, and Paragon.

We believe that being independent, innovative, operationally lean, and competitively priced will enable us to acquire a larger portion of the existing market share. In order to execute on this, we intend to have a small and effective sales team to forge strong business-to-business relationships, while turning inventory regularly through direct-to-consumer sales supported by a strong customer support team. Selling above MAP (Minimum Advertised Price) and enforcing this policy will allow business customers to sell without competing with us and in return support the growth of the distribution base. Our innovative covers are designed to serve purposes that no other tonneau cover is currently capable of, some of which are specifically geared towards improving margins for distributors. Further, the SOLIS cover’s inclusion of solar panels may be particularly attractive to electric pickup truck original equipment manufacturers, paving the path towards an original equipment manufacturer relationship that may be lucrative beyond standard tonneau cover partnerships.

Portable Power Station Competitors

The Portable Power Station market is global and highly fragmented and includes many competitors from across the world including but not limited to Alpha ESS Co., Ltd., Anker Technology, Bluetti, Chilwee Group Co., Ltd, Duracell, GES Group Limited Company, Jackery Inc., Lion Energy, Milwaukee Tool, and Mitsubishi Corporation. Some of these competitors offer a line of Portable Power Stations, each with different power capacities, sizes, and price points. Others specialize in few or even one Portable Power Station as to target a specific or niche submarket.

We intend to be competitive by focusing on our portable power station’s biggest strengths – primarily it’s modularity and Hot Swap battery. Modularity allows consumers not only to determine themselves the ideal stored energy capacity and price point they are seeking but also to upgrade their COR system overtime based on their evolving needs.

Supply of Components

Production of our soft and hard cover product lines requires components including but not limited to injection molded plastics, rubber hinges, rubber seals, foam corners, aluminum blanks, aluminum extrusions, and metal brackets. We believe that we can source materials needed for soft and hard tonneau cover production from other suppliers without major delay should any preferred supplier no longer be suitable.

For our domestically-assembled products, we have developed an extensive network of suppliers based in a diverse range of countries, including but not limited to the USA, China, Romania, Spain, Turkey, and Canada. We are further diversifying our supply chain of tonneau cover components by developing relationships with suppliers based in countries, including but not limited to Malaysia, Hungary, Czech Republic, Estonia, Latvia, Slovakia, Bulgaria, Vietnam, Thailand, Poland, Finland, Italy, and Lithuania. For our COR and SOLIS components, we are establishing relationships with suppliers based in countries, including but not limited to China, Germany, Romania, Turkey, Philippines, and India. We actively seek to lower reliance on any country deemed a potential geo-political supply chain risk.

Research and Development

We invest in research and development activities on an ongoing basis. We are actively acquiring new engineering and design assets, both in-house and third-party. Our industrial engineers are based in both Canada and the United States, and they have developed and are further developing unique tonneau cover designs with enhanced user experience, cost-effective and sustainable materials, and automatable manufacturing potential. Our electrical engineers are based in Canada and work heavily on sourcing solar panels with features suitable for the Company’s SOLIS cover, as determined through deep product research and testing. Concurrently, the electrical engineering department is researching and developing more size- and cost-effective methods of portable energy storage in order to offer the market a competitive portable energy storage system with distinguishable and unique product features.

Our subsidiary, Terravis, researches green energy solutions for home and community power as well as Electric Vehicle DC charging and heat-pump technology.

Governmental Programs, Incentives and Regulations

Globally, both the operation of our business and the ownership of our products by our customers are impacted by various government programs, incentives, and other arrangements. Our business and products are also subject to numerous governmental regulations that vary among jurisdictions.

Programs and Incentives

We have applied for and been granted tax, mortgage, wage, and energy cost relief in New York in addition to wage cost relief in Ontario. These programs are provided by several agencies including the Erie County Industrial Development Agency, Empire State Development, NY Power Authority, and The Canada Revenue Agency. Each of these incentive programs includes its own set of guidelines and requirements, including but not limited to timely eligibility reporting, environmental regulation compliance, and headcount projection realization – each of which we have agreed to and must abide by in order to continue realizing said incentives.

We continue to seek additional incentives and grants in order to lower our operational costs as well as commit less capital to new product initiatives.

Regulations

Our COR portable power station is subject to various U.S. and international regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. We plan to conduct testing to demonstrate our compliance with such regulations.

We use lithium-ion cells in our energy storage products. The use, storage, and disposal of our battery packs are regulated under existing laws and are the subject of ongoing regulatory changes that may add additional requirements in the future.

Environmental Compliance

We are committed to high environmental standards and carry out our activities and operations in compliance with all relevant and applicable environmental regulations and best industry practices. Costs of environmental regulatory compliance are not expected to be significant.

Human Capital

As of December 31, 2022, we had a total of 25 employees, of which included 16 full-time employees in Canada and five full-time and four temporary employees in the USA. We intend to hire additional employees as operations grow – particularly within our West Seneca, NY manufacturing facility. We rely on few independent contractors for additional labor and are very selective in our use of consultants.

Practices and Policies

We are an equal opportunity employer committed to inclusion and diversity and to providing a workplace free of harassment or discrimination.

Compensation and Benefits

We believe that compensation should be competitive and equitable, and should enable employees to share in our success. We recognize our people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. In support of this, we offer a variety of benefits for employees and invest in tools and resources that are designed to support employees’ growth and development.

Inclusion and Diversity

We remain committed to our vision to build and sustain a more inclusive workforce that is representative of the communities we serve. We continue to work to increase diverse representation, foster an inclusive culture, and support equitable pay and access to opportunity for all employees.

Engagement

We believe that open and honest communication among team members, managers, and leaders helps create an open, collaborative work environment, where everyone can contribute, grow and succeed. Team members are encouraged to come to their managers with questions, feedback or concerns.

Health and Safety

We are committed to protecting our team members everywhere we operate and, as such, support employees with general safety trainings. We have also taken additional health and safety measures during the COVID-19 pandemic.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge at investors.worksport.com/stock-information when such reports are available on the SEC’s website. We periodically provide certain information for investors on our corporate website, worksport.com, and our investor relations website, investors.worksport.com. This includes press releases and other information about financial performance, information on environmental, social and governance matters, and details related to our annual meeting of shareholders. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Executive Offices

Our principal corporate office and research and development (“R&D”) facility is located at 55G East Beaver Creek Rd., Richmond Hill, Ontario, L4B 1E5, Canada while our manufacturing and secondary business address is 2500 N. America Dr., West Seneca, NY 14224, USA.

Our main telephone number is (888) 554-8789. Our main website is www.worksport.com. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occur, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations, and the price of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance. You should carefully consider the risks described below, together with all other information included in this report including our financial statements and related notes, before making an investment decision. The statements contained in this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and investors in our securities may lose all or part of their investment.

Risks Related to Our Business

Our business, results of operations and financial condition may be adversely impacted by the continued global COVID-19 pandemic.

A significant outbreak, epidemic or pandemic of contagious diseases in any geographic area in which we operate or plan to operate could result in a health crisis adversely affecting the economies, financial markets and overall demand for our products. In addition, any preventative or protective actions that governments implement or that we take in response to a health crisis, such as travel restrictions, quarantines, or site closures, may interfere with the ability of our employees, suppliers and customers to perform their responsibilities. Such results could have a material adverse effect on our business.

The continued global COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. To date, this pandemic has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. While we cannot predict the duration or scope of the COVID-19 pandemic, it may negatively impact our business and such impact could be material to our financial results, condition and outlook related to:

●	disruption to our operations or the operations of our suppliers, through the effects of business and facilities closures, worker sickness and COVID-19 related inability to work, social, economic, political or labor instability in affected areas, transportation delays, travel restrictions and changes in operating procedures, including for additional cleaning and safety protocols;

●	increased volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic, which could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all and impede our ability to comply with debt covenants; and

●	the further spread of COVID-19, and the requirements to take action to mitigate the spread of the pandemic (e.g., vaccination requirements that have been and continue to be taken in response to the pandemic and enhanced health and hygiene requirements or social distancing or other measures), will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition.

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

There is substantial doubt of our ability to continue as a going concern.

We have incurred net losses since our inception. In the twelve months ended December 31, 2022 and 2021, we incurred operating losses of $12,773,715 and $7,561,731, respectively. As at December 31, 2022, the Company has working capital of $15,870,377 and an accumulated deficit of $33,384,219. In their audit report for the fiscal year ended December 31, 2022 included in this report, our auditors have expressed their consent as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain financing. We intend to continue funding our operations through equity and debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

We are a growth stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We have incurred net losses since our inception. In the twelve months ended December 31, 2022 and 2021, we incurred operating losses of $12,773,715 and $7,561,731, respectively, and as of December 31, 2022, we had an accumulated deficit of $33,384,219. We believe that we will continue to incur operating and net losses in the future while we grow and reach company milestones, including bringing our TC3 tonneau cover as well as SOLIS and COR products to market, though these milestones may occur later than we expect or not at all. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity and ramp up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Even if we are able to successfully develop our products and attract customers, there can be no assurance that we will be financially successful. For example, as we expand our product portfolio, and expand internationally, we will need to manage costs effectively to sell those products at our expected margins. Failure to become profitable would materially and adversely affect the value of your investment. If we are ever to achieve profitability, it will be dependent upon the successful development and commercial introduction and acceptance of our consumer products, and our services, which may not occur.

We have only sold tonneau covers, the market size of which is limited. Our long-term results depend upon our ability to successfully introduce and market new products, which may expose us to new and increased challenges and risks.

To date, we have only sold tonneau covers, the market size of which is limited. Our growth strategy depends, in part, on our ability to successfully introduce and market new products, such as our SOLIS and COR, as well as develop new products. As we introduce new products or refine, improve or upgrade versions of existing products, we cannot predict the level of market acceptance or the amount of market share these products will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new products and services in the future. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product refinement, research and development, and sales and marketing, of which may not provide a return on investment in the event we fail to bring potential products to market. We will need additional capital for product development and refinement, and this capital may not be available on terms favorable to us, if at all, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. If we are unable to successfully introduce, integrate, and market new products and services, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our products and our business, prospects, financial condition, results of operations and cash flows.

Our business and prospects heavily depend on our ability to develop, maintain and strengthen the Worksport and Terravis brands. If we are not able to establish, maintain and strengthen our brands, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain and strengthen our brands will depend heavily on our ability to provide high quality products and engage with our customers as intended, as well as the success of our customer development and marketing efforts. The automobile accessory and parts industry is intensely competitive, and we may not be successful in building, maintaining and strengthening either or both the Worksport and Terravis brands. Many of our current and potential competitors have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand for either or both of our Worksport or Terravis brands, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely impacted.

In addition, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in our brands. In addition, from time to time, our products may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our products.

The US Central Bank has provided forward looking guidance of high interest rates for the near future.

We may need to invest in additional machinery, equipment and land if demand for our products is higher than anticipated or if we secure a supplier deal with a major original equipment manufacturer (OEM). With high interest rates, it will be less financially attractive to finance such purchases, which may lead to an otherwise higher burn rate. Further, rising interest rates increase the amount that we must pay for our mortgage on our West Seneca, New York property. At the same time, it lowers the attractiveness of refinancing, despite the fact that our anticipated positive future cash flows would allow us to seek financing from a broader selection of lenders.

Continued uncertain economic conditions, including inflation and the risk of a global recession could impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.

The U.S. economy is experiencing the highest rates of inflation since the 1980s. Historically, we have not experienced significant inflation risk in our business. However, our ability to raise our product prices depends on market conditions, and there may be periods during which we are unable to fully recover increases in our costs. In addition, the global economy suffers from slowing growth and rising interest rates, and many economists believe that a global recession may begin in the near future. If the global economy slows, our business would likely be adversely affected.

Also, a recession may result in job loss and lower discretionary funds among potential customers, lowering demand for automotive aftermarket accessories. Part of our consumer base for SOLIS includes workers, particularly those in manufacturing and construction environments, who may have lower job security in the event of a recession and, thus, have lower demand for the SOLIS. Commercial real estate values may also decrease, which would lower the value of our production facility in West Seneca, New York.

The US is in a state of low unemployment, and many companies that provide wage-based jobs are having trouble filling open positions.

We need to fill certain positions that do not require specialized knowledge or experience, and we will need to offer competitive pay and benefits in order to attract people as we compete with other local businesses for employment. Competing with local businesses may delay hiring time as well as production timelines. Offering more competitive compensation packages also damages our profits and sets forward looking compensation expectations.

As the international supply chain still recovers from the COVID-19 pandemic and as the international supply chain faces future uncertainty in the wake of global economic uncertainty, equipment and services that were not long ago less expensive may stay at high prices or become more expensive.

Industrial machinery such as forklifts are less available than they used to be a few years ago due to lingering supply chain shortages. Lower availability for necessary industrial machinery may increase the amount of money that we must spend for said machinery as well as result in delays in our domestic manufacturing. Further disruptions to the supply chain may also increase prices for necessary services such as international shipping for component purchasing as well as shipping of finished goods from China.

We have demonstrated historical success in less capital-intensive manufacturing in China, but we have not demonstrated success in domestic, highly capital-intensive manufacturing.

In addition to beginning a new manufacturing process, we must continuously improve our manufacturing processes in order to lower costs. We are partially reliant on third parties to assist us in properly establishing such processes and improving them due to a lack of in-house, capital-intensive domestic manufacturing experience. Lack of experience may create delays in production, cost inefficiencies in expansions of production and difficulty identifying process improvements.

We may not be able to accurately estimate the demand for our tonneau covers, which could result in inefficiencies in our production and hinder our ability to generate revenue.

If we fail to accurately predict our manufacturing requirements, we will incur the risk of having to pay for production capacities that we reserved but will not be able to use or that we will not be able to secure sufficient additional production capacities at reasonable costs in case product demand exceeds expectations. A single contract with an OEM, private label or key distributor can significantly increase demand for our products, requiring investments in expanded operational capacity including personnel, equipment and potentially facilities.

Our future growth may be limited.

Our ability to achieve our expansion objectives and to manage our growth effectively depends upon a variety of factors, including our ability to internally develop products, to attract and retain skilled employees, to successfully position and market our products, to protect our existing intellectual property, to capitalize on the potential opportunities we are pursuing with third parties, and sufficient funding. To accommodate growth and compete effectively, we will need working capital to maintain adequate inventory levels, develop additional procedures and controls and increase, train, motivate and manage our work force. There is no assurance that our personnel, systems, procedures and controls will be adequate to support our potential future operations. There is no assurance that we will generate revenues from our prospective sales partners and be able to capitalize on additional third party manufacturers.

We rely on a sole supplier for our production which may hinder our ability to grow.

We purchase all of our finished goods from one supplier source in China. We have no written agreement with this supplier. We carry significant strategic inventories of these materials to reduce the risk associated with this concentration of suppliers. Strategic inventories are managed based on demand. To date, we have been able to obtain adequate supplies of the materials used in the production of our products in a timely manner from existing sources. Although we intend to manufacture our products in the near future, the loss of this sole supplier or a delay in shipments could have a material adverse effect on our business.

We rely on a small number of customers for the majority of our sales.

The loss of any significant customer could have an adverse effect on our business. A customer is considered to be significant if they account for greater than 10% of our annual sales. For the year ended December 31, 2022, two customers made up approximately 50% (38% and 12% individually) of revenue. For the year ended December 31, 2021, three customers made up approximately 77% (33%, 29%, and 15% individually) of revenue. The loss of any of these key customers could have an adverse effect on our business.

We will need additional financing in order to grow our business.

From time to time, in order to expand operations to meet customer demand, we will need to incur additional capital expenditures. These capital expenditures are intended to be funded from third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund capital expenditures, we may require additional financing to fund working capital, research and development, sales and marketing, general and administrative expenditures and operating losses. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of our operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to us or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.

We rely on key personnel, especially Steven Rossi, our Chief Executive Officer, President and Chairman of the Board.

Our success also will depend in large part on the continued service of our key operational and management personnel, including executive staff, research and development, engineering, marketing and sales staff. Most specifically, this includes Steven Rossi, our President and Chief Executive Officer, who oversees the implementation of new products, key customer acquisition and retention, and our overall management and future growth. Any failure on our part to hire, train and retain a sufficient number of qualified professionals could impair our business.

We depend on intellectual property rights that may be infringed upon or infringe upon the intellectual property rights of others.

Our success depends to a significant degree upon our ability to develop, maintain and protect proprietary products and technologies. As of December 31, 2022, we own nine patents (including eight in the U.S. and one in Canada) and twenty-seven pending patent applications. However, patents provide only limited protection of our intellectual property. The assertion of patent protection involves complex legal and factual determinations and is therefore uncertain and potentially expensive. We cannot provide assurance that patents will be granted with respect to our pending patent applications, that the scope of any patents we might obtain will be sufficiently broad to offer meaningful protection, or that we will develop additional proprietary products that are patentable. In fact, any patents which might issue from our patent applications pending with the United States Patent and Trademark Office could be successfully challenged, invalidated or circumvented. This could result in our pending patent rights failing to create an effective competitive barrier. Losing a significant patent or failing to get a patent issued from a pending patent application we consider significant could have a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.

Filing, prosecuting and defending patents covering our current and future product candidates and technology platforms in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents, and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Our patents might not protect our technology from competitors, in which case we may not have any exclusionary advantage over competitors in selling any products that we may develop.

Our commercial success will depend in part on our ability to obtain additional patents and protect our existing patent position, as well as our ability to maintain adequate intellectual property protection for our technologies, product candidates, and any future products in the United States and other countries. If we do not adequately protect our technology, product candidates and future products, competitors may be able to use or practice them and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent or in the same manner as U.S. laws, and we may encounter significant problems in protecting and defending our proprietary rights in these countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Certain aspects of our technologies are protected by the U.S. and Canadian patents and Patent Cooperation Treaty filings. In addition, we have a number of new patent applications pending. There is no assurance that the applications still pending or which may be filed in the future will result in the issuance of any patents. Furthermore, there is no assurance as to the breadth and degree of protection any issued patents might afford us. Disputes may arise between us and others as to the scope and validity of these or other patents. Any defense of the patents could prove costly and time-consuming, and there can be no assurance that we will be in a position, or deem it advisable, to carry on such a defense. A suit for patent infringement could result in increasing costs as well as delaying or halting development. Other private and public concerns, including universities, may have filed applications for, may have been issued, or may obtain additional patents and other proprietary rights to technology potentially useful or necessary to us. We are not currently aware of any such patents, but the scope and validity of such patents, if any, and the cost and availability of such rights are impossible to predict.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our products that are approved for marketing from the products of our competitors. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in a loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

Much of our intellectual property is protected as trade secrets or confidential know-how, not as a patent.

We consider proprietary trade secrets to be important to our business. This type of information must be protected diligently by us to protect its disclosure to competitors, since legal protections after disclosure may be minimal or non-existent. Accordingly, much of the value of this intellectual property is dependent upon our ability to keep our trade secrets.

To protect this type of information against disclosure or appropriation by competitors, our policy is to require our employees, consultants, contractors and advisors to enter into confidentiality agreements with us. However, current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party obtained illegally, and is using, trade secrets is expensive, time-consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.

Failure to obtain or maintain trade secret protection could adversely affect our competitive position. Moreover, our competitors may independently develop substantially equivalent proprietary information and may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, our competitors could limit our use of such trade secrets.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees, suppliers, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of suppliers, consultants or others who are involved in developing our products. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and employees.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

●	others may be able to develop technologies that are similar to our technology platforms but that are not covered by the claims of any patents, should they issue, that we own or license;

●	we or our licensors might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license;

●	we or our licensors might not have been the first to file patent applications covering certain aspects of our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our pending patent applications will not lead to issued patents;

●	issued patents that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable; and

●	the patents of others may have an adverse effect on our business.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our products or components, which could make it more difficult for us to operate our business. The automotive aftermarket has been characterized by significant litigation and other proceedings regarding patents, patent applications and other intellectual property rights. The situations in which we may become parties to such litigation or proceedings may include:

●	litigation or other proceedings we may initiate against third parties to enforce our patent rights or other intellectual property rights;

●	litigation or other proceedings we or our licensee(s) may initiate against third parties seeking to invalidate the patents held by such third parties or to obtain a judgment that our products do not infringe such third parties’ patents; and

●	litigation or other proceedings third parties may initiate against us to seek to invalidate our patents.

If third parties initiate litigation claiming that our products infringe their patent or other intellectual property rights, we will need to defend against such proceedings.

The costs of resolving any patent litigation or other intellectual property proceeding, even if resolved in our favor, could be substantial. Many of our potential competitors will be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. In some instances, competitors may proceed with litigation or other proceedings pertaining to infringement of their intellectual property as a means to hinder or devaluate the target defendant company, with no intention of the matter being resolved in their favor. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other intellectual property proceedings may also consume significant management time and costs. Substantial additional costs may be evident in the event that litigation or other proceedings were initiated against us because we would have to seek legal defense or counsel in the province (Canada) or state (U.S.) where the litigation or legal proceedings were filed. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage, and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results.

Confidentiality agreements with employees and others may not adequately prevent the disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our employees, consultants, outsourced manufacturers and other advisors. These agreements may not effectively prevent the disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

There are risks associated with outsourced production that may result in a decrease in our profit.

The possibility of delivery delays, product defects and other production-side risks stemming from our use of outsourced manufacturers cannot be eliminated. In particular, inadequate production capacity among outsourced manufacturers could result in us being unable to supply enough product amid periods of high product demand, the opportunity costs of which could be substantial.

We may not be successful in our potential business combinations.

We may, in the future, pursue acquisitions of other complementary businesses and technology licensing arrangements. We have been approached by competitors to license one or more of our tonneau cover products. We may also pursue strategic alliances and joint ventures that leverage another company’s core products and industry experience to expand our product offerings and geographic presence. We have limited experience with respect to acquiring other companies and limited experience with respect to forming collaborations, strategic alliances and joint ventures. If we were to make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and could assume unknown or contingent liabilities. Integrating an acquired company also may require management resources that otherwise would be available for the ongoing development of our existing business.

We have competition for our market share which could harm our sales.

We participate in the automotive aftermarket equipment industry which is highly competitive for a relatively limited customer base. Companies that compete in this market are Truck Hero Group, Tonno Pro and Rugged Liner. Our current competitors are significantly better funded and have longer operating histories than we do.

In addition, some of our competitors sell their products at prices lower than ours, and we compete primarily on the basis of product quality, features, value, service, and customer relationships. Our competitive success also depends on our ability to maintain a strong brand and the belief that customers will need our products and services to meet their growth requirements. Alternatively, in the case of generic competition, competitors’ products may be of equal or better quality and sold at substantially lower prices than our products. At times, competitors may also release a generic or re-branded version of a current and successful product at a substantially reduced price in efforts to increase revenues or market share. As a result, if we fail to maintain our competitive position, this could have a material adverse effect on our business, cash flow, results of operations, financial position and prospects.

We may not have sufficient product liability insurance to cover potential damages.

The existence of any defects, errors or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. While we had insurance coverage of $2,000,000 for the year ended December 31, 2022, we have no assurance this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available at economical prices, if at all. To that extent, product liability insurance is conditional and up for further investigation. A successful product liability claim could result in substantial costs for us. Even if we are fully insured as it relates to a claim, a claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and results of operations.

We may produce products of inferior quality which would cause us to lose customers.

Although we make an effort to ensure the quality of our light truck tonneau cover products, they could from time to time contain defects, anomalies or malfunctions that are undetectable at the time of shipment. These defects, anomalies or malfunctions could be discovered after our products are shipped to customers, resulting in the return or exchange of our products, customers’ claims for compensatory damages or discontinuation of the use of our products, which could negatively impact our operating results. We do not presently have product recall (or similar function) insurance that protects a company against broad-scale product manufacturing defects, engineering defects and the costs related to a broad product recall such as shipping, replacement or repairs. Even if in place, there is no guarantee that the full costs of any reimbursements or claims, lawsuits or litigation would be covered by such insurance.

Geopolitical conditions, including direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

Our operations could be disrupted by geopolitical conditions, political and social instability, acts of war, terrorist activity or other similar events. In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation, the loss of such assets would have a severe negative affect on our operations and liquidity.

We may maintain our cash assets at certain financial institutions in the U.S. in amounts that may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

Risks Associated with Manufacturing in China

Evolving U.S. trade regulations and policies with China may in the future have a material and adverse effect on our business, financial condition and results of operations.

Our products are sourced from China. Any restrictions or tariffs imposed on products that we or our suppliers import for sale in the United States would adversely and directly impact our cost of goods sold. In addition, changes in U.S. trade regulations and policies could have an adverse impact on trade relations between the United States and certain foreign countries, which could materially and adversely affect our relationships with our international suppliers and reduce the supply of goods available to us. Further, we cannot predict the extent to which the United States will adopt changes to existing trade regulations and policies, which creates uncertainties in planning our sourcing strategies and forecasting our margins. If additional tariffs are imposed on our products, or other retaliatory trade measures are taken, our costs could increase, and we may be required to raise our prices, which could materially and adversely affect our results.

There are risks associated with outsourced production in China and their laws which may have a material adverse effect on our financial stability.

We purchase all of our inventory from one supplier source in China. Changes in Chinese laws and regulations, or their interpretation, or the imposition of confiscatory taxation or restrictions are matters over which we have no control. While the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization, there is no assurance that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

For example, the Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited and, in turn, our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our business ventures with Chinese manufacturers were unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.

Any rights we may have to specific performance or to seek an injunction under Chinese law are severely limited, and, without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations in such guises as currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises.

In that context, we may have to evaluate the feasibility of acquiring alternative or fallback manufacturing capabilities to support the production of our existing and future tonneau cover products. Such development could adversely affect our cost structure inasmuch as we would be required to support sales at an acceptable cost—and might have relatively limited time to so adapt. We have not manufactured our own soft tonneau covers in the past—and are not expecting to do so in the foreseeable future. That is because developing these technological capabilities and building or purchasing a facility will increase our expenses with no guarantee that we will be able to recover our investment in our manufacturing capabilities.

We engage in cross border sales transactions which present tax risks among other obstacles.

Cross border sales transactions carry a risk of changes in import tax and/or duties related to the import and export of our product, which can result in pricing changes, which will affect revenues and earnings. Cross border sales transactions carry other risks including, but not limited to, changing regulations, wait times, customs inspection and lost or damaged product.

We are subject to foreign currency risk which may adversely affect our net profit.

We are subject to foreign exchange risk as we manufacture our products in China, market extensively in both Canadian and U.S. markets, employee people residing in both the U.S. and Canada. Meanwhile, we report results of operations in U.S. Dollars (USD or US$). Since our Canadian customers pay in Canadian Dollars, we are subject to gains and losses due to fluctuations in the USD relative to the Canadian Dollar. While having our products manufactured in China, our manufacturers are paid in USD to better avoid the relatively greater fluctuation of the Chinese Yuan (RMB). Any large fluctuations in the exchange between the RMB and USD may cause product costs to increase, therefore affecting revenues and profits, potentially adversely.

Risks Related to the Ownership of Our Securities

We have a large number of authorized but unissued shares of our common stock which will dilute your ownership position when issued.

At December 31, 2022, our authorized capital stock consists of 299,000,000 shares of common stock, of which approximately 281,840,624 remain available for issuance, including shares of common stock issuable upon the exercise of outstanding warrants. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required under law or the rules of Nasdaq or any other trading market on which our common stock may be listed. If our management determines it be appropriate to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

Our common stock or warrants may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock or warrants.

Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market prices of our common stock or warrants without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the market prices of our common stock and warrants to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock and warrants will be stable or appreciate over time.

We currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your returns on your investment may depend solely on the appreciation of our common stock.

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our Board, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, terms of any future debt or preferred securities may further restrict our ability to pay dividends on our common stock. Accordingly, your only opportunity to achieve a return on your investment in our common stock may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock. See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.”

An investment in our securities is speculative and there can be no assurance of any return on any such investment.

An investment in our securities is speculative and there can be no assurance that investors will obtain any return on their investment. Investors may be subject to substantial risks involved in an investment in the Company, including the risk of losing their entire investment.

We may need, but be unable, to obtain additional funding on satisfactory terms, which could dilute our stockholders or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities and, in the future, we hope to rely on revenues generated from operations to fund the cash requirements of our activities. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the common stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose our existing sources of funding and our ability to secure new sources of funding could be impaired.

Our Chief Executive Officer and Chairman, Steven Rossi, has significant control over stockholder matters and the minority stockholder will have little or no control over our affairs.

Steven Rossi currently owns 100% of our outstanding Series A Preferred Stock which entitles him to 51% of the voting power of our outstanding voting equity. Subject to any fiduciary duties owed to our other stockholders under Nevada law, Mr. Rossi is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Mr. Rossi may have interests that are different from yours. For example, Mr. Rossi may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our stock. In addition, Mr. Rossi could use his voting influence to maintain our existing management and directors in office, delay or prevent changes in control of our Company, or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

We have identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no assurance that all control issues have been or will be detected.

Included elsewhere in this Annual Report on Form 10-K, we disclose that our management has assessed and identified several material weaknesses in our internal and controls over financial reporting (“ICFR”) and concluded that our IFCR was not effective as of December 31, 2022. The material weaknesses included our failure to design written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors. We also did not maintain adequate documentation to evidence the operating effectiveness of certain control activities. Lastly, we did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated within those systems.

Although we have taken several steps to remediate the material weaknesses in our IFCR and continue to do so, there can be no assurances given that our actions will be effective. Any continued failure of our internal control over financial reporting could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. Furthermore, investor perceptions of our Company may suffer, and this could cause a decline in the market price of our common stock.

Additionally, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These increased costs will require us to divert a significant amount of money that we could otherwise use to develop our business. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

New laws, regulations, and standards relating to corporate governance and public disclosure may create uncertainty for public companies, increase legal and financial compliance costs and make some activities more time consuming.

These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, may evolve over time as new guidance is provided by the courts and other bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

As a “smaller reporting company” under applicable law, we are subject to lessened disclosure requirements, which could leave our stockholders without information or rights available to stockholders of more mature companies.

For as long as we remain a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we will elect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies” including, but not limited to:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements disclosure; and

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements.

We expect to take advantage of these reporting exemptions until we are no longer a “smaller reporting company.” Because of these lessened regulatory requirements, our stockholders are not provided information or rights available to stockholders of more mature companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common stock, our stock price and trading volume could decline.

The trading market for our securities may depend in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if any of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the price of our common stock and warrants could decline. If one or more of our research analysts ceases to cover our business or fails to publish reports on us regularly, demand for our securities could decrease, which could cause the price of our common stock and warrants or trading volume to decline.

Anti-takeover provisions in our charter documents and Nevada law could discourage, delay or prevent a change of control of our Company and may affect the trading price of our common stock.

We are a Nevada corporation, and the anti-takeover provisions of the Nevada Control Shares Acquisition Act may discourage, delay or prevent a change of control by limiting the voting rights of control shares acquired in a control share acquisition. In addition, our amended and restated articles of incorporation, as amended (“Articles of Incorporation”), and amended and restated bylaws (“Bylaws”) may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Among other things, our Articles of Incorporation and Bylaws:

●	authorize the issuance of “blank check” preferred stock that could be issued by our Board in response to a takeover attempt;

●	provide that vacancies on our Board, including newly created directorships, may be filled only by a majority vote of directors then in office, except a vacancy occurring by reason of the removal of a director without cause shall be filled by vote of the stockholders; and

●	limit who may call special meetings of stockholders.

These provisions could have the effect of delaying or preventing a change of control, whether or not it is desired by, or beneficial to, our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 20,296 square feet for our primary corporate office and R&D facility located at 55G East Beaver Creek Rd., Richmond Hill, Ontario L4B 1E5, Canada pursuant to a five-year lease, dated June 1, 2022, for a variable rate averaging $27,934 CAD per month over the lifetime of the lease. We also pay approximately $5,584 CAD in additional fees per month, which varies year to year.

We also lease approximately 14,178 square feet, originally used for R&D space and additional offices, located at 7299 E Danbro Crescent, Mississauga, Ontario L5N 6P8, Canada pursuant to a three-year lease dated April 16, 2021, and terminating on May 31st of 2024 for $23,971 CAD per month.

We have purchased an approximately 152,847 square foot facility located at 2500 N America Dr., West Seneca, NY 14224 to serve as our new OEM facility. This facility meets our OEM manufacturing needs both now and in future years, as the facility contains ample space in which to grow.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. We are not presently a party to any material pending or threatened legal proceedings, nor do we have any knowledge of any pending claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Public Warrant commenced trading on The Nasdaq Capital Market under the symbols “WKSP” and “WKSPW,” respectively, on August 4, 2021. Prior to trading on Nasdaq, our common stock was quoted on the OTCQB Market under the symbol “WKSP.”

Holders of Common Stock

On March 31, 2023, there were 176 holders of record of our common stock.

Stock Transfer Agent

Our transfer agent is Vstock Transfer, LLC., located at 18 Lafayette Place, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

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

Equity Incentive Plans

In July 2015, our Board and shareholders adopted the Worksport Ltd. 2015 Equity Incentive Plan (the “2015 Plan”), effective as of July 5, 2015. The 2015 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2015 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of any affiliate and provide a means by which the eligible recipients may benefit from increases in value of our common stock. The Board reserved 500,000 shares of common stock issuable upon the grant of awards under the 2015 Plan. As of December 31, 2022, zero shares of common stock were available under the 2015 Plan.

On March 31, 2021, our Board and shareholders adopted the Worksport Ltd. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2021 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of any affiliate and provide a means by which the eligible recipients may benefit from increases in value of our common stock. The Board reserved 1,250,000 shares of common stock issuable upon the grant of awards under the 2021 Plan. As of December 31, 2022, 60,000 shares of common stock were available under the 2021 Plan.

In September 2022 and November 2022, our Board and shareholders, respectively, approved and adopted the Worksport Ltd. 2022 Equity Incentive Plan. The 2022 Plan authorizes the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock units, (vi) performance units, (vii) performance shares and (viii) other awards as the administrator may determine. The 2022 Plan is to be administered by the Board, the Compensation Committee or any other committee appointed by the Board. The 2022 Plan is intended to (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide incentives to individuals who perform services for us and (iii) promote the success of the business. A total of 750,000 shares of common stock have been reserved for the issuance of awards under the 2022 Plan. The 2022 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31st of the prior calendar year minus the total number of shares reserved and available for issuance under the 2015 Plan and 2021 Plan. As of December 31, 2022, 737,500 shares of common stock were available under the 2022 Plan.

Unregistered Sales of Equity Securities

●	40,000 shares of common stock issued to Exchange Listing LLC on March 17, 2022 for consulting services rendered per agreement signed on January 26, 2022.

●	10,000 shares of common stock issued to Zenfar Investments on January 13, 2022 for consulting services rendered per agreement signed on March 3, 2021.

●	10,000 common shares issued to Rafael Oliveira on April 23, 2022 for employment services rendered per agreement signed on March 7, 2022.

●	10,000 common shares issued to Steven Obadiah on April 23, 2022 for consulting services rendered per agreement signed on February 23, 2022.

The foregoing securities were issued in reliance on the exclusion from registration provided by Section 4(a)(2) of the Securities Act due to the fact the issuance did not involve a public offering of securities.

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2015 Equity Incentive Plan:
Equity compensation plans approved by security holders	672,500	$2.54	0
Equity compensation plans not approved by security holders	0	0	0
Total	672,500	$2.54	0

2021 Equity Incentive Plan:
Equity compensation plans approved by security holders	1,190,000	$5.5	60,000
Equity compensation plans not approved by security holders	0	$0	0
Total	1,190,000	5.5	60,000

2022 Equity Incentive Plan: (1)
Equity compensation plans approved by security holders	12,500	$1.60	737,500
Equity compensation plans not approved by security holders	0	0	0
Total	12,500	$1.60	737,500

Total	1,875,000	$4.41	797,500

(1)	The 2022 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31st of the prior calendar year minus the total number of shares reserved and available for issuance under the 2015 Plan and 2021 Plan.

ITEM 6. [RESERVED].

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

Worksport Ltd., through its subsidiaries, designs, develops, manufactures, and owns the Intellectual Property on a portfolio of tonneau cover, solar integration, portable power station, and NP (Non-Parasitic), Hydrogen-based green energy products and solutions for the automotive aftermarket accessories, power storage, residential heating, and electric vehicle-charging industries. We seek to provide consumers with next-generation automotive aftermarket accessories while capitalizing on growing consumer interest in clean energy solutions and power grid independence.

Rising Popularity of Electric Vehicles

Electric Vehicles (EVs) have been exponentially increasing in consumer interest, whether that interest take the form of vehicle pre-orders, sales, or investments. As we begin marketing our Worksport SOLIS and COR, we plan to market the SOLIS as a must-have accessory for electric light duty vehicle owners while simultaneously riding the coattails of EV popularity to promote our other products (COR and conventional tonneau covers) to the very large population of Americans that have an interest in EVs without the funds to purchase them. Further, participating in the EV space allows us to target consumers with an interest in cutting-edge technologies – a great market in which to promote our COR.

Regulatory Environment Favoring Electric Vehicles

The Build Back Better Bill was a strong indication of upcoming and favorable USA regulations. Many regulations that improve North America’s Electric Vehicle (EV) charging infrastructure or provide grants to businesses operating in the EV space will benefit us. While we are primarily focused on the light duty vehicle market, our energy products are particularly useful for electric light duty pickup trucks and, therefore, are positioned to benefit greatly from any bill that increases the prevalence of such vehicles.

Limited Competitive Landscape

Our conventional tonneau covers are engineered for enhanced user experience and resistance to wear-and-tear, making them strong and competitive products in an otherwise consolidated and saturated market. The Worksport COR, however, operates in a much wider yet unsaturated market. The global Portable Power Station market is quickly growing, and the competitive landscape is far from consolidated. The solar tonneau cover market is in its infancy, and it’s a market in which we have first-mover advantage. To ensure we do not fall behind future competitors, we are highly focused on protecting our intellectual property both domestically and abroad.

Business Developments

The following highlights recent material developments in our business:

●

In May 2022, we closed on the purchase of a commercial property for $8,125,000 in the town of West Seneca, Erie County, New York pursuant to a Purchase and Sale Agreement that we entered into with J&M Distributing, Inc. We financed $5,300,000 in connection with the closing of the Acquisition pursuant to a Loan Agreement that we entered into with Northeast Bank, of which we issued a Promissory Note to the Lender guaranteed by Worksport Ltd. and secured by the Property per a Mortgage and Security Agreement entered into with the Lender. The Property consists of two parcels of land: (i) one parcel consisting of approximately 14 acres improved by a building containing approximately 152,847 square feet; and (ii) a second parcel consisting of approximately four acres of vacant land. Currently, our manufacturing operations are in China. With the acquisition of the Property, we plan to move our manufacturing operations to the United States. We believe that by moving our manufacturing operations to the United States, we can (i) have better control over design and manufacturing quality of our products, (ii) lessen supply chain risk, (iii) decrease shipping costs, and (iv) cut overall manufacturing costs.

30

●

On September 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-267696), which was declared effective by the SEC on October 13, 2022, containing a base prospectus covering the offering, issuance and sale by us of up to $30,000,000 of our common stock and prospectus supplement covering the offering, issuance and sale by us of up to $13,000,000 of our common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022. Pursuant to the ATM Agreement, Wainwright is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of the date of this Annual Report, no securities have been sold pursuant to the Form S-3.

●	On November 14, 2022, our shareholders approved the Worksport Ltd. 2022 Equity Incentive Plan. A total of 750,000 shares of common stock were initially reserved for the issuance of awards under the 2022 Plan. The 2022 contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the ten-year term of the 2022 Plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31st of the prior calendar year minus the total number of shares reserved and available for issuance under the Worksport Ltd. 2015 Equity Incentive Plan and Worksport Ltd. 2021 Equity Incentive Plan. On January 1, 2023, the authorized number of shares of common stock of the 2022 Plan was 2,518,502.

●	On November 18, 2022, we engaged Lumsden & McCormick, LLP to replace Haynie & Company as our independent registered public accounting firm.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

COVID-19

The outbreak of the coronavirus, specifically identified as “COVID-19,” resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which included the implementation of travel bans, self-imposed quarantine periods, and social distancing, have caused material disruption to businesses globally, resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions – many of which have deeply impacted capital markets.

As a safety precaution, we created a policy such that any personnel exposed to an infectious disease or virus was not to report to the office until the completion of a variable length quarantine. While this resulted in fewer average R&D personnel working in our offices or labs on a given day, it likely prevented further contamination and sick leave. We do not believe this policy has impacted revenue nor timelines towards upcoming product launches; however, supply chain issues caused by COVID-19 did result in higher cost of goods sold during 2021 and 2022. While freight costs have since returned to pre-COVID-19 levels, 2021 freight costs were, in some cases, more than four times higher than those shortly before COVID-19.

The response of many governments to the COVID-19 pandemic has resulted in higher interest rates and destabilized equity markets – particularly among micro- or low-capitalization companies – effectively increasing the cost of and decreasing easy access to capital, which could negatively impact our short-term and long-term liquidity. These factors, combined with the consequences of possible future waves of the disease, could have a material impact on our liquidity, capital resources, operations, and business as well as those of the third parties on which we rely. The management and Board is constantly monitoring this situation to minimize potential losses.

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for the parts of our goods may impact the availability, quality and price of our products as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality of product as they may substitute lower cost materials to maintain pricing levels. Rapid and significant changes in commodity prices may negatively affect our profit margins, and it may be difficult to mitigate worsened margins through customer pricing actions and cost reduction initiatives.

Such an inflationary environment also increases our direct cost of raw goods or processed goods for our OEM manufacturing as well as indirect costs such as overhead and rent. Due to these present and forecasted price increases and the temporary increases in ocean freight and container handling costs faced during the majority of 2022 as a result of 2021 supply chain issues, we updated our product pricing in 2022.

In addition, as central governments and the U.S. Federal Reserve increase interest rates to combat global inflation, the cost of debt financing increases. While we currently do not have material debt other than our $5.3 million mortgage on our West Seneca facility, our mortgage’s variable rate increases and decreases along with interest rates, which resulted in an increase of monthly premiums throughout 2022. We are still susceptible to variable monthly mortgage interest costs as a result of changes in interest rates. We continue to explore debt financing options at reasonable interest rates in order to strengthen our cash position.

Rising interest rates have also resulted in a shift in institutional holdings away from micro-cap equities, which has negatively influenced our stock’s trading volume. We continue to forge relationships with institutional investors and analysts in order to maintain a healthy trading volume.

Gasoline Prices and Supply Chain Issues

We faced significantly higher ocean freight, trucking, and container handling costs as well as last mile delivery costs in 2021 and 2022 than we did in previous years – all of which have increased our products’ landed costs. Higher oil and gasoline prices further increased these costs, and we are operating under the assumption most of these higher costs will remain throughout 2023.

Our transition towards domestic manufacturing and assembly is anticipated to largely offset these higher costs, as we believe we will be less exposed to higher international shipping costs. We are also identifying North American suppliers of our products’ components and will prioritize transport by rail when possible to avoid high trucking costs.

Geopolitical Conditions

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability and geopolitical shifts, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Foreign Currencies

We are subject to foreign exchange risk as we manufacture our products in China, market extensively in both Canadian and U.S. markets, employee people residing in both the U.S. and Canada and, to date, have raised funds in Canadian Dollars. Meanwhile, we report results of operations in U.S. Dollars. Since our Canadian customers pay in Canadian Dollars, we are subject to gains and losses due to fluctuations in the USD relative to the Canadian Dollar. While having our products manufactured in China, our manufacturers are paid in USD to better avoid the relatively greater fluctuation of the Chinese Yuan. To the extent the U.S. dollar strengthens against any of these foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our operations.

Results of Operations

Revenue

For the year ended December 31, 2022, revenues from our entire line of products was $116,502, as compared to $303,750 for the year ended December 31, 2021. The year-over-year sales decreased by approximately 62%. For the year ended December 31, 2022, revenue generated in Canada was $14,572, as compared to $40,683 for the same period in 2021, a decrease of 64%. For the year ended December 31, 2022, revenue generated in the United States was $101,930, compared to $263,067 for the same period in 2021, a decrease of 61%.

Revenue decreased for the year ended December 31, 2022 compared to the prior year due to our focus on establishing new business-to-consumer and business-to-business sales channels, while strengthening the support of those channels to increase customer satisfaction and enable high product turnover once domestic production begins. For business-to-consumer channels, we established our own e-commerce platform as well as listed our products on online marketplaces including eBay, Amazon, and Walmart. For business-to-business channels, we updated our terms and conditions, created improved product brochures for distributors, strategically created a Minimum Advertised Price policy to prevent our business-to-consumer channels from interfering with our business-to-business channels, established sales representation across the continental U.S. by forging relationships with various sales agencies, and more. We intend to begin domestic manufacturing in the second quarter of fiscal year 2023, barring unforeseeable delays, and gradually increase output capacity through refined production processes and increased personnel during following quarters.

Sales from online retailers of our products decreased from $263,116 in 2021 to $101,930 in 2022, a decrease of 61%, due to our focus on establishing new sales channels. Online retailers accounted for 87% of total revenue for the year ended December 31, 2022 compared to 87% for the year ended December 31, 2021. Distributor sales decreased for the year ended December 31, 2022 compared with the year ended December 31, 2021, with sales of $14,572 and $40,349, respectively. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the US and Canadian markets.

We currently support a network of dealers, distributors, and independent resellers, and we will continue to expand our business and online sales channels in 2023.

Cost of Sales

Cost of sales decreased by 84%, from $350,702 for the year ended December 31, 2021 to $56,967 for the year ended December 31, 2022. Our cost of sales, as a percentage of sales, was approximately 49% and 115% for the years ended December 31, 2022 and 2021, respectively. The decrease in the cost of sales as a percentage of sales was primarily due to increased efficiency associated with acquiring and manufacturing inventory for the year ended December 31, 2022, compared to the previous year.

We provide our distributors and online retailers an “all-in” wholesale price. This includes any import duty charges, taxes, and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous United Sates or from the United States to Canada. Volume discounts are offered to certain high-volume customers, and we also offer a “dock price” or “pickup program” in which clients are able to pick up product directly from our stocking warehouse.

Operating Expenses

Operating expenses increased for the year ended December 31, 2022 by $5,318,471, from $7,514,779 for the fiscal year ended December 31, 2021 to $12,833,250 for the fiscal year ended December 31, 2022, due to the following factors.

●	General and administrative expense increased by $3,123,344 from $1,855,238 in 2021 to $4,978,582 in 2022. The increase was related to increased research and development activities and an increase in salaries as we seek to expand our operations and further develop our products.

●	Sales and marketing expenses increased by $1,059,574, from $1,386,692 for 2021 to $2,446,266 for 2022. The increase in sales and marketing is primarily attributable to compensation for investor relations consulting services.

●	Professional fees, which include accounting, legal, and consulting fees, increased from $4,268,684 in 2021 to $5,418,863 in 2022. The increase was due to the engagement of various third-party consultants to expand our business operations.

●	We realized a gain on foreign exchange of $10,461 for 2022, compared to a loss on foreign exchange of $4,165 for the prior year due to conversions between CAD and USD.

Other Income and Expenses

We reported other income for the year ended December 31, 2022 of $239,301 compared to a loss of $335,354 in the prior year. The change can be attributed to an increase in the gain on settlement of debt, as well as increases in rental and interest income and a reduction in bad debt expense, which are partially offset by an increase in interest expense.

Net Loss

Net loss for the year ended December 31, 2022 was $12,534,414 compared to a net loss of $7,897,085 for the year ended December 31, 2021 – an increase of 59%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, research and development, manufacturing, and supply chain.

Liquidity and Capital Resources; Going Concern

As of December 31, 2022, we had $14,620,757 in cash, restricted cash, and cash equivalents. We have generated only limited revenues and have relied primarily upon capital generated from public and private offerings of our securities. Since the Company’s acquisition of Worksport in fiscal year 2014, it has never generated a profit. As of December 31, 2022, we had an accumulated deficit of $33,384,219. In their audit report for the fiscal year ended December 31, 2022 included in this report, our auditors have expressed their consent as to our ability to continue as a going concern.

To date, our principal sources of liquidity consists of net proceeds from public and private securities. During the year ended December 31, 2022, we did not receive any proceeds from public offerings nor private placement offerings. Management is focused on transitioning towards revenue as our principal source of liquidity by growing our existing product offerings, as well as our customer base, to increase our revenues. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain financing. We intend to continue funding our operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful. Subject to the foregoing, however, we believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

We have conducted the following public and private offerings since the beginning of the 2021 fiscal year:

Public Offering

On September 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-267696), which was declared effective by the SEC on October 13, 2022, containing a base prospectus covering the offering, issuance and sale by us of up to $30,000,000 of our common stock and prospectus supplement covering the offering, issuance and sale by us of up to $13,000,000 of our common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022. Pursuant to the ATM Agreement, Wainwright is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of December 31, 2022, no securities have been sold pursuant to the Form S-3.

Public Underwritten Offering

On August 6, 2021, we consummated an underwritten public offering of an aggregate of 3,272,727 units, pursuant to a registration statement on Form S-1, as amended (File No. 333-256142) and a related registration statement on Form S-1 (File No: 333-258429). The public offering price was $5.50 per unit, and each unit consisted of one share of common stock and one warrant to purchase one share of common stock for $6.05 per share (110% of the unit offering price) from the date of issuance until the third anniversary of the issuance date. We received gross proceeds of approximately $18.0 million from the Public Offering, and after deducting the underwriting commissions, discounts, and offering expenses payable by us, we received net proceeds of approximately $16.1 million. We used the net proceeds for working capital, R&D, marketing, and equipment.

Regulation A+ Offering

During the year ended December 31, 2021, we sold 1,502,410 units at $2.00 per unit in a Reg A/Tier 2 public offering pursuant to a Form 1-A (File No: 24-11271) qualified by the Securities and Exchange Commission on November 9, 2020 (the “Reg A Offering”). Each unit consisted of one share of common stock and one warrant to purchase one share of common stock for $4.00 per share during the 12 months following the date of issuance. The gross proceeds from the sale of units were $3,048,199. As of December 31, 2022, we received $7,104,090 from the exercise of 1,776,023 warrants. The warrants issued pursuant to the Reg A Offering have expired.

Rule 506(b)/Reg D Private Placement

During 2021, we sold an aggregate of 2,040,990 units on substantially similar terms as the units sold in the Reg A Offering in a private placement under Section 4(a)(2) and/or Rule 506(b) of Regulation D under the Securities Act. Each unit consisted of one share of common stock and one warrant to purchase two shares of common stock for $4.00 per share during the 18 months following the date of issuance. The gross proceeds from the sale of units in the private placement were $4,081,980. As of December 31, 2022, 700,000 warrants sold in the private offering have been exercised on a cashless basis. The warrants issued pursuant to this offering have expired.

Cash Flow Activities

Cash decreased from $28,567,333 at December 31, 2021 to $14,620,757 at December 31, 2022 – a decrease of $13,946,576 or 49%. The decrease was primarily due to the acquisition of assets for domestic production, such as the building in West Seneca, NY and industrial manufacturing equipment, as well as increased spending for inventory in anticipation of launching our e-commerce platform, research and development, and overhead.

As of December 31, 2022, we had current assets of $18,332,107 (2021 - $34,032,005) and current liabilities of $2,461,730 (2021 – $1,796,789). As of December 31, 2022, we had working capital of $15,870,377 (2021 – $32,235,216) and an accumulated deficit of $33,384,219 (2021 - $20,849,805).

Operating Activities

Net cash used by operating activities for the year ended December 31, 2022 was $7,977,960, compared to $4,210,623 in the prior year, primarily driven by a larger net loss in 2022, which was partially offset by the issuance of shares, options, and warrants for services.

Accounts receivable decreased at December 31, 2022 by $83 and increased by $2,228 in the prior year. The decrease in accounts receivable was due to lower sales in 2022 compared to 2021.

Inventory increased at December 31, 2021 by $460,969 and at December 31, 2022 by $844,600 as a result of our stockpiling inventory in anticipation of the launch of our e-commerce platform. Prepaid expenses increased by $529,438 at December 31, 2022 and by $382,067 at December 31, 2021 due to deposits for manufacturing equipment and professional services.

Accounts payable and accrued liabilities increased at December 31, 2022 and 2021 by $995,340 and $187,510, respectively.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $11,150,776 compared to $1,131,735 in the prior year. The increase in investing activities was primarily due to the purchase of the manufacturing facility and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $5,182,160 compared to $32,801,879 in the prior year. During the year ended December 31, 2022, we received $5,300,000 in loans for the purchase of a manufacturing facility. During the year ended December 31, 2021, we received $32,852,630 of proceeds from a public offering, a private placement offering, and exercises of warrants net of share issuance cost.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of December 31, 2022 and 2023:

Contractual Obligations	December 31, 2022	December 31, 2023
Operating lease obligations	$1,518,895	$1,025,869
Equipment purchases	$2,545,000	$-
Total Contractual Obligations	$4,063,895	$1,025,869

We intend to fund our contractual obligations with working capital.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses as well as related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on account and demand deposits with maturities of three months or less. Cash and cash equivalents in financial institutions may exceed insured limits at various times during the year and subject the Company to concentrations of credit risk. Cash and cash equivalents include restricted cash at December 31, 2022 and 2021 totaling $411,016 and $0, respectively.

Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Receivables are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances may be required.

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and, if needed, maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. At December 31, 2022 and 2021, the Company had no allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Cost includes purchase price of materials, freight, and related costs required to bring the goods to Company warehouses.

Revenue Recognition

In accordance with ASC 606 Revenue from Contracts with Customers, sales are recognized when (1) products are shipped, with no right of return except for defective products, and the title and risk of loss has passed to customers; and (2) when they are delivered based on the terms of the sale, and there is an identifiable contract with a customer with defined performance obligations, the transaction price is determinable, and the entity has fulfilled its performance obligation. Revenue related to shipping and handling costs billed to customers is included in net sales, and the related shipping and handling costs are included in cost of goods sold.

Property and Equipment

Capital assets are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 years
Automobile	5 years
Computers	3 years
Leasehold improvements	15 years
Building	15 years

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Worksport Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Worksport Ltd. and Subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Property, Plant and Equipment

Description of the Matter

As reported in Note 6 to the consolidated financial statements, the Company acquired a significant amount of property, plant and equipment during the year ended December 31, 2022. As of December 31, 2022, the Company’s property, plant and equipment balance, net of accumulated depreciation was approximately $11.9 million, which represents a significant portion of the Company’s total assets of approximately $32.8 million. In May 2022, the Company acquired land and building for its new warehouse facility in West Seneca, NY, with a total cost value of approximately $8.3 million.

Given the inherent uncertainty and significant judgments necessary to estimate useful lives of additions, auditing these estimates involved a focused audit effort and a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

Our auditing procedures related to property, plant and equipment included the following, among others:

●	We evaluated the appropriateness and consistency of management’s methods used to develop its estimates.
●	We evaluated the reasonableness of judgments made and significant assumptions used by management relating to key estimates.
●	We inquired of management relative to the estimated useful lives and respective in-service dates of acquired assets.
●	We tested the accuracy of management’s schedule of property, plant and equipment.
●	We selected a sample of material purchases made during the year to ensure they were properly included in property, plant and equipment at the proper value.

Equity Transactions

Description of the Matter

As discussed in Notes 11, 23, and 24 to the consolidated financial statements, the Company has issued a significant amount of equity securities. The tracking of these transactions can be complicated and require management to estimate the value of equity securities using a Black Scholes option pricing model. We identified the fair market value of equity transactions to be a critical audit matter, as the calculations can be complex and subject to error.

How We Addressed the Matter in Our Audit

Our auditing procedures related to equity transactions included the following, among others:

●	We evaluated the appropriateness and consistency of management’s methods used to develop its estimates.
●	We gained an understanding of Management’s process to record the equity transactions.
●	We obtained Management’s calculations and tested the clerical accuracy and inputs used.
●	We agreed the basic terms to source agreements and considered key assumptions.
●	We recalculated the recorded values and conversion amounts.

Going Concern

Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring net losses that raise substantial doubt about the Company’s ability to continue as a going concern. Upon analysis of the Company’s current financial situation and projected outlooks, we believe there is substantial doubt about the Company’s ability to continue as a going concern.

How We Addressed the Matter in Our Audit

Our auditing procedures related to going concern included the following, among others:

●	We obtained the Company’s evaluation of its ability to continue as a going concern and evaluated the Company’s plans to address these concerns.
●	We analyzed the Company’s current state of operations.
●	We evaluated the Company’s current and projected cash flow.

We have served as the Company’s auditor since 2022.

/s/ Lumsden & McCormick, LLP

Buffalo, New York

March 30, 2023

PCAOB ID Number: 130

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Worksport, LTD

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Worksport, LTD (the Company) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

Salt Lake City, Utah

March 31, 2022

PCAOB ID Number: 457

We have served as the Company’s auditor from 2016 through November 2022.

Worksport Ltd.

Consolidated Balance Sheets

December 31, 2022 and 2021

	2022	2021
Assets
Current Assets
Cash and cash equivalents	$14,620,757	$28,567,333
Accounts receivable net	62,601	62,684
Other receivable	268,032	184,721
Inventory (note 5)	1,346,372	501,772
Prepaid expenses and deposits (note 8)	2,034,345	4,715,495
Total Current Assets	18,332,107	34,032,005
Investment (note 18)	24,423	24,423
Property and Equipment, net (note 6)	11,900,672	1,128,799
Right-of-use asset, net (note 19)	1,238,055	515,819
Intangible Assets, net (note 7)	1,268,873	593,053
Total Assets	$32,764,130	$36,294,099
Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$2,028,305	$1,144,526
Payroll taxes payable	-	112,189
Related party loan (note 12)	46,096	35,547
Promissory notes payable (note 9)	-	263,211
Loan payable (note 20)	-	28,387
Current lease liability (note 19)	387,329	212,929
Total Current Liabilities	2,461,730	1,796,789
Long Term – Lease Liability (note 19)	884,146	316,988
Loan payable (note 19)	5,300,000	-
Total Liabilities	8,645,876	2,113,777

Shareholders’ Equity
Series A & B Preferred Stock, $0.0001 par value, 100,100 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 11)	-	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 17,159,376 and 16,951,034 shares issued and outstanding, respectively (note 11)	1,716	1,696
Additional paid-in capital	56,919,625	54,608,472
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	591,289	430,116
Accumulated deficit	(33,384,219)	(20,849,805)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity	24,118,254	34,180,322
Total Liabilities and Shareholders’ Equity	$32,764,130	$36,294,099

The accompanying notes form an integral part of these consolidated financial statements.

Worksport Ltd.

Consolidated Statements of Operations and Comprehensive Loss

December 31, 2022 and 2021

Net Sales	$116,502	$303,750
Cost of Goods Sold	56,967	350,702
Gross Profit (Loss)	59,535	(46,952)

Operating Expenses
General and administrative	4,978,582	1,855,238
Sales and marketing	2,446,266	1,386,692
Professional fees	5,418,863	4,268,684
(Gain) Loss on foreign exchange	(10,461)	4,165
Total operating expenses	12,833,250	7,514,779
Loss from operations	(12,773,715)	(7,561,731)

Other Income (Expense)
Interest expense	(488,704)	(294,923)
Interest income	212,290	3,694
Bad debt expense	-	(62,329)
Rental income (note 25)	213,383	-
Gain on settlement of debt	302,332	18,204
Total other income (expense)	239,301	(335,354)

Net Loss	(12,534,414)	(7,897,085)

Loss per Share (basic and diluted)	$(0.73)	$(0.69)
Weighted Average Number of Shares (basic and diluted)	17,078,480	11,504,147

The accompanying notes form an integral part of these consolidated financial statements

Worksport Ltd.

Consolidated Statements of Shareholders’ Equity

December 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2021	1,000	$1	3,820,619	$382	$12,665,854	$(1,577)	$379,428	$(12,866,033)	$(8,580)	$169,475
Stock split provision	-	-	237,500	24	86,663	-	-	(86,687)	-	-
Conversion of preferred stock to common stock	(900)	(1)	1,717,535	172	(171)	-	-	-	-	-
Issuance for services and subscriptions payable	-	-	1,533,158	157	8,389,934	-	83,388	-	-	8,473,479
Public offering	-	-	4,986,046	498	24,808,184	-	(32,700)	-	-	24,775,982
Share issuance cost	-	-	-	-	(4,459,892)	-	-	-	-	(4,459,892)
Issuance of shares from private placement	-	-	2,040,990	204	4,081,776	-	-	-	-	4,081,980
Warrants issuance for services	-	-	-	-	37,000	-	-	-	-	37,000
Conversion of convertible promissory note to shares (note 10)	-	-	204,622	20	368,299	-	-	-	-	368,319
Warrant exercise (note 23)	-	-	2,287,511	229	8,454,335	-	-	-	-	8,454,564
Loan repayment (note 9 and 20)	-	-	98,054	10	176,490	-	-	-	-	176,500
Net loss	-	-	-	-	-	-	-	(7,897,085)	-	(7,897,085)
Balance at December 31, 2021	100	$-	16,951,034	$1,696	$54,608,472	$(1,577)	$430,116	$(20,849,805)	$(8,580)	$34,180,322
Share issuance	-	-	45,000	4	260,096	-	(260,100)	-	-	-
Warrant exercise (note 23)	-	-	73,342	7	(7)	-	-	-	-	-
Issuance for services and subscriptions payable	-	-	90,000	9	2,051,064	-	421,273	-	-	2,472,346
Net loss	-	-	-	-	-	-	-	(12,534,414)	-	(12,534,414)
Balance at December 31, 2022	100	$-	17,159,376	$1,716	$56,919,625	$(1,577)	$591,289	$(33,384,219)	$(8,580)	$24,118,254

The accompanying notes form an integral part of these consolidated financial statements

Worksport Ltd.

Consolidated Statements of Cash Flows

December 31, 2022 and 2021

	2022	2021
Operating Activities
Net Loss	$(12,534,414)	$(7,897,085)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	-	62,329
Shares, options and warrants issued for services	4,899,433	3,920,046
Depreciation and amortization	486,582	66,876
Change in operating lease	10,584	16,211
Accrued interest	27,564	40,637
Amortization on OID interest	-	211,342
(Gain)/loss on settlement of debt	(302,332)	(18,204)
	(7,412,583)	(3,597,848)
Changes in operating assets and liabilities (note 15)	(565,377)	(612,775)
Net cash used in operating activities	(7,977,960)	(4,210,623)

Cash Flows from Investing Activities
Purchase of intangible assets	(103,329)	(29,951)
Purchase of property and equipment	(11,047,447)	(1,101,784)
Net cash used in investing activities	(11,150,776)	(1,131,735)

Financing Activities
Proceeds from issuance of common shares, net of issuance cost	-	24,398,070
Proceeds from warrant exercise	-	8,454,560
Proceeds from loan payable	5,300,000	-
Shareholder Assumption of Debt	10,547	12,154
Repayments on loan and promissory notes payable	(128,387)	(62,905)
Net cash provided by financing activities	5,182,160	32,801,879

Change in cash	(13,946,576)	27,459,521
Cash and cash equivalents - beginning of year	28,567,333	1,107,812
Cash and cash equivalents end of year	$14,620,757	$28,567,333
Supplemental Disclosure of non-cash activities
Shares issued for purchase of intangible assets	$575,000	$502,534
Share base compensation	$4,899,433	$3,891,692
Cashless warrant exercise	$37,000	$109,490
Conversion of preferred Stock to common stock	$-	$171
Shares issued for loan repayment	$-	$176,500
Conversion of convertible promissory note to common stock	$-	$368,319
Stock split provision	$-	$86,687
Reverse stock split	$-	$21,182
Supplemental Disclosure of cash flow information
Supplemental Disclosure of cash flow information
Income tax paid	$-	$-
Interest paid	$479,000	$-

The accompanying notes form an integral part of these consolidated financial statements.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

1. Nature of Operations

Worksport Ltd. (together with its subsidiaries, the “Company”) was incorporated in the State of Nevada on April 2, 2003 under the name Franchise Holdings International, Inc. (“FNHI”). In May 2020, FNHI changed its name to Worksport Ltd. During the year ended December 31, 2014, the Company completed a reverse acquisition transaction (the “Reverse Acquisition”) with TruXmart Ltd. (“TruXmart”). On May 2, 2018, Truxmart legally changed its name to Worksport Ltd. (“Worksport”). Worksport designs and distributes truck tonneau covers in Canada and the United States.

On May 21, 2021, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1-for-20 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the NASDAQ. The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021, and the FINRA corporate action was announced on August 3, 2021. FINRA declared the 1-for-20 reverse stock split effective on August 4, 2021. These consolidated financial statements, including prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

Terravis Energy, Inc. (“Terravis”) was incorporated in the State of Colorado on May 5, 2021. On August 20, 2021, the Company was issued 100 common shares at par value of $0.0001 per share for a controlling interest in Terravis. During the year ended December 31, 2022, the Company was issued an additional 9,990,900 common shares of Terravis at par value of $0.0001 per share.

On January 20, 2022, the board of directors of Terravis and the board of directors of the Company, as the sole stockholder of Terravis, adopted the Terravis Energy, Inc. 2022 Equity Incentive Plan (the “Terravis 2022 Plan”). Under the Terravis 2022 Plan, Terravis’ board of directors or a committee designated by the board of directors may grant incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights to eligible participants consisting of employees of Terravis, member of Terravis’ board of directors and advisors and consultants to Terravis. The Terravis board of directors authorized and reserved 1,500,000 shares of Terravis common stock under the Terravis 2022 Plan, subject to adjustment for any stock splits of Terravis’ common stock or reorganization, recapitalization, or acquisition of Terravis.

On April 6, 2022, Lorenzo Rossi and Steven Rossi, both of whom are members of Terravis’ board of directors, were granted non-qualified stock options under the Terravis 2022 Plan exercisable for 750,000 and 250,000 shares of Terravis’ common stock, respectively, with exercise prices of $0.01 per share exercisable from the date of grant until the tenth anniversary of the date of grant.

On April 12, 2022, Steven Rossi, William Caragol, and Ned L. Siegel, all of whom are members of Terravis’ board of directors, were granted non-qualified stock options under the Terravis 2022 Plan exercisable for 250,000, 50,000, and 50,000 shares of Terravis’ common stock, respectively, with exercise prices of $0.01 per share exercisable from the date of grant until the tenth anniversary of the date of grant.

On November 4, 2022, Terravis filed an amendment to its articles of incorporation with the Colorado Secretary of State, pursuant to which the Terravis board of directors attached a certificate of designation designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock with a par value $0.0001 per share. According to the certificate of designation, holders of the Series A Preferred Stock do not have any dividend, conversion or liquidation rights. Unless otherwise prohibited by law or the Series A Preferred Stock certificate of designation, the Series A Preferred Stock shall vote together with the outstanding shares of common stock of Terravis as one class on any matter put forth before the common stockholders. For so long the Series A Preferred Stock is outstanding, the holders of the Series A Preferred Stock shall be entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of the common stock and any other shares of capital stock of Terravis entitled shall be entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. On November 4, 2022, the Company issued 1,000 shares of Series A Preferred Stock to Steven Rossi, the Chief Executive Officer and President of the Company.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

1. Nature of Operations (continued)

During the year ended December 31, 2022, Worksport New York Operations Corporation and Worksport USA Operations Corporation were incorporated in the state of New York and Colorado, respectively. During the year ended, the Company was issued 1,000 common shares at par value of $0.0001 of Worksport USA Operations Corporation. On April 1, 2022, the Company was issued 10,000 common shares of Worksport New York Operations Corporation.

2. Basis of Presentation and Business Condition

a) Statement of Compliance

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as issued by the Financial Accounting Standards Board (“FASB”).

b) Basis of Measurement

The Company’s financial statements have been prepared on the accrual basis.

c) Consolidation

The Company’s consolidated financial statements consolidate the accounts of the Company. All intercompany transactions, balances and unrealized gains or losses from intercompany transactions have been eliminated upon consolidation.

d) Functional and Presentation Currency

These consolidated financial statements are presented in United States Dollars. The functional currency of the Company and all its subsidiaries is the United States Dollar. For purposes of preparing these consolidated financial statements, transactions denominated in Canadian Dollar were converted to United States Dollar at the spot rate. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying consolidated statement of operations and comprehensive loss.

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

f) Reclassification

Certain amounts in the prior period Consolidated Statements of Cash Flows for the year ended December 31, 2021 have been reclassified to conform with current period presentation. The Company reclassified $169,918 from cash used in financing activities to cash used in operating activities. This reclassification resulted in an increase from $4,046,705 to $4,210,623 in net cash used in operating activities and an increase from $32,637,961 to $32,801,879 in net cash provided by financing activities.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2022, the Company had net loss of $12,534,414. As at December 31, 2022, the Company has working capital of $15,870,377 and had an accumulated deficit of $33,384,219. The Company has never generated profit from operations and relies on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase. As of December 31, 2022, the Company had working capital of $15,870,377 (2021 – $32,235,216) and an accumulated deficit of $33,384,219 (2021 - $20,849,805). As of December 31, 2022, the Company had cash and cash equivalents of $14,620,757 (2021 - $28,567,333). Despite the company almost having completed its purchasing of large manufacturing machinery, operational costs are expected to remain elevated and, thus, decrease cash and cash equivalents. Concurrently, the Company intends to begin manufacturing and increasing sales volumes within 2023, which should mitigate the effects of operational costs on cash and cash equivalents; this view is supported by the fact that the manufacturing facility of the Company is near completion and is expected to start generating more substantial revenue in the second quarter of 2023, barring unforeseeable delays.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022 allowing the Company to issue up to $30,000,000 of common stock and up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current operating plans, the Company believes it has a sufficient level of funding for anticipated operations, capital expenditures and debt repayments for a period of at least 12 months from the issuance date of this Annual Report. Still, these factors, among others, indicate the existence of a material uncertainty that cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments could be material.

4. Significant Accounting Policies

Cash and Cash Equivalents - Cash and cash equivalents includes cash on account and demand deposits with maturities of three months or less. Cash and cash equivalents in financial institutions may exceed insured limits at various times during the year and subject the Company to concentrations of credit risk. Cash and cash equivalents include restricted cash at December 31, 2022 and 2021 totaling $411,016 and $0, respectively.

Receivables - Trade accounts receivable are stated at the amount the Company expects to collect. Receivables are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances may be required.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

4. Significant Accounting Policies (continued)

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and, if needed, maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience and a specific review of accounts receivable at the end of each period. At December 31, 2022 and 2021, the Company had no allowance for doubtful accounts.

Inventory - Inventory is stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Cost includes purchase price of materials, freight, and related costs required to bring the goods to Company warehouses.

Warranties - The Company currently offers a limited lifetime warranty against defective products out-of-the-box. Customers who are not satisfied with their purchase may attempt to have their purchases reimbursed outside of the warranty period.

Revenue Recognition – In accordance with ASC 606 Revenue from Contracts with Customers, sales are recognized when (1) products are shipped, with no right of return except for defective products, and the title and risk of loss has passed to customers; and (2) when they are delivered based on the terms of the sale, and there is an identifiable contract with a customer with defined performance obligations, the transaction price is determinable, and the entity has fulfilled its performance obligation. Revenue related to shipping and handling costs billed to customers is included in net sales, and the related shipping and handling costs are included in cost of goods sold.

Property and Equipment - Capital assets are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 years
Automobile	5 years
Computers	3 years
Leasehold improvements	15 years
Building	15 years

Share-based payments - The Company offers a share option plan for its directors, officers, employees, and consultants. ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values at the time of grant. That expense is recognized over the estimated period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or performance completion date.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

4. Significant Accounting Policies (continued)

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between taxable income and pretax financial income, and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the positions will be sustained upon examination by the tax authorities.

Foreign Currency Items - Transactions denominated in foreign currencies are initially recorded in the functional currency using exchange rates in effect at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using exchange rates in effect at the dates of the transactions. All exchange gains and losses are included in the statement of operations and comprehensive loss.

Financial Instruments - Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and promissory note payable, approximates their fair values because of the short-term maturities of these instruments. The carrying value of the loan payable approximates fair value as its interest rate fluctuates with market interest rates.

Related Party Transactions - All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

Intangible Assets and Impairment – Patents and other intangibles are amortized using the straight-line method over their estimated useful lives. Intangible assets, such as trademarks with indefinite lives, are not amortized. Intangible assets are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2022 and 2021, the Company had no impairment losses related to intangible assets.

Sales Taxes – Certain jurisdictions impose a sales tax on Company sales to nonexempt customers. The Company collects these taxes from customers and remits the entire amount as required by the applicable law. The Company excluded from revenues and expenses the tax collected and remitted.

Lease Accounting - On January 1, 2019, the Company adopted ASC 842, which requires lessees to recognize operating leases on the balance sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Expanded disclosures about the nature and terms of lease agreements are required and are included in note 19.

Recent Accounting Pronouncements

Any recently issued Accounting Standards Codification guidance has either been implemented or is not significant to the Company.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

5. Inventory

Inventory consists of the following at December 31, 2022 and 2021:

	2022	2021
Finished goods	$1,200,759	$427,794
Promotional items	50,790	728
Raw materials	94,823	73,250
	$1,346,372	$501,772

6. Property and Equipment

Major classes of property and equipment at December 31, 2022 and 2021 are as follows:

	2022	2021
Equipment	2,344,946	536,982
Furniture	143,449	97,795
Product molds	122,675	70,208
Computers	78,885	33,420
Leasehold improvements	675,751	368,233
Building	6,079,410	-
Land	2,239,405	-
Automobile	168,497	95,434
Deposits	605,000	-
Less accumulated depreciation	(557,346)	(73,273)
	$11,900,672	$1,128,799

During the years ended December 31, 2022 and 2021, the Company recognized depreciation expense of $484,073 and $64,497, respectively. At December 31, 2022, the Company is committed to purchase an additional $2,545,000 of equipment.

During the year ended December 31, 2022, the Company completed the purchase of a manufacturing facility and land for $6,079,410 and $2,239,405, respectively. Currently, the Company’s products are manufactured in Meihzou, China. With the acquisition of the property, the Company plans to build manufacturing and assembly operations in the United States. The Company believes that by doing so it can (i) have better control over design and manufacturing quality of its products, (ii) mitigate supply chain risk, (iii) decrease shipping costs, (iv) cut overall manufacturing costs, and (v), by on-shoring production, participate in creating positive social externalities including employment in its largest market: the United States.

7. Intangible Assets

Intangible assets consist of costs incurred to establish the patent rights related to the Company’s quick latch and portable power station as well as soft, tough, and solar cover technologies. Worksport trademarks, licenses, and software costs. The Company’s patents were issued in 2014, 2019, 2020, and 2022. The patents and software will be amortized on a straight-line basis. At December 31, 2022, the software has not been placed into service. The Company’s trademark, licenses, and other indefinite life intangible assets are reassessed every year for impairment; the Company has determined that impairment is not necessary for the current year ended December 31, 2022. The change in intangible assets for the years ended December 31, 2022 and 2021 are as follows:

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

7. Intangible Assets (continued)

	2022	2021
Patent	$62,706	$62,706
License	103,329	-
Trademark	5,150	5,150
Software	1,077,534	502,534
Other	29,451	29,451
Less accumulated depreciation	(9,297)	(6,788)
	$1,268,873	$593,053

Subsequent to December 31, 2022, the Company capitalized an additional $72,466 of software costs. Estimated amortization of the patent and software over the next five years and beyond December 31, 2022 is as follows:

2023	$69,933
2024	$232,508
2025	$232,508
2026	$232,508
2027	$232,508
2028 and later	$203,444

8. Prepaid expenses and deposits

As of December 31, 2022 and 2021, prepaid expenses and deposits consists of the following:

	2022	2021
Consulting, services and advertising	$1,313,799	$4,328,389
Insurance	20,781	3,041
Deposit	699,765	384,065
	$2,034,345	$4,715,495

As of December 31, 2022, prepaid expense and deposit consists of $1,313,799 (2021 - $4,328,389) in prepaid consulting, services and advertising for third party consultants through the issuance of shares and stock options. Deposits primarily include prepayments for raw materials used in the manufacturing of inventory.

9. Promissory Notes

The following tables shows the balance of the notes payable as of December 31, 2022 and 2021:

Balance as at December 31, 2020	$367,058
Settlement	(103,847)
Balance as at December 31, 2021	$263,211
Settlement	(263,211)
Balance as at December 31, 2022	$-

During the year ended December 31, 2022, the Company and promissory note holder reached an agreement to settle all outstanding promissory notes and interest for $100,000. As a result of the settlement, the Company recognized a gain on settlement of debt of $163,211. Additionally, as a part of this settlement, there was accrued interest on these promissory notes included in accounts payable on the accompanying consolidated balance sheets totaling $139,121 that was also settled; accordingly, the Company recognized a gain on settlement of debt for this amount.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

9. Promissory Notes (continued)

During the year ended December 31, 2019, the promissory note holder advanced $88,120 to the Company. As of the date the amount was advanced, the terms of the note were under negotiation and, as a result, the note was due on demand. During the year ended December 31, 2022, the Company and promissory note holder reached an agreement to settle all outstanding promissory notes and interest, noted above.

During the year ended December 31, 2016, the Company issued a secured promissory note in the principal amount of $73,452 ($123,231 CAD). During the year ended December 31, 2018, the Company issued two additions to the original unsecured promissory note of July 2016, totaling $22,639 ($30,884 CAD). The secured promissory note bore interest at a rate of 18% per annum. The payment terms of the original note including these additions were due “upon completion of going public on the Canadian Securities Exchange, with no change in interest rate.” The secured promissory note was secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of the secured promissory notes to be due on April 1, 2021. During the year ended December 31, 2022, the Company and promissory note holder reached an agreement to settle all outstanding promissory notes and interest, noted above. As of December 31, 2022, principal balance owing was $nil (2021 - $96,091 ($123,231 CAD)). As of December 31, 2022, the accrued interest on this note payable, $nil (2021 - $66,380 ($86,284 CAD)), was included in accounts payable and accrued liabilities.

During the year ended December 31, 2016, the Company issued secured promissory notes in the aggregate principal amount of $79,000. The secured promissory notes bore interest at a rate of 18% per annum, payable monthly. The secured promissory notes were secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of all secured promissory notes to be due on April 1, 2021. During the year ended December 31, 2022, the Company and promissory note holder reached an agreement to settle all outstanding promissory notes and interest, noted above. As of December 31, 2022, the principal balance owing was $nil (2021 - $79,000). As of December 31, 2022, the accrued interest on this note payable, $nil (2021 – $45,181), was included in accounts payable and accrued liabilities.

During the year ended December 31, 2017, the Company issued secured promissory notes in the aggregate principal amount of $53,848 ($67,700 CAD). The secured promissory notes were due in October and November 2018 and bore an interest rate of 12% per annum. The secured promissory notes were secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019, the Company extended the maturity date of the secured promissory notes to November 3, 2020. During the year ended December 31, 2021, the Company and promissory note holders reached an agreement to repay $62,905 ($80,108 CAD), for the outstanding principal of $53,848 and accrued interest of $14,740. As a result, the Company recognized a gain on settlement of debt of $5,682. As of December 31, 2022 and 2021, the secured promissory notes have been repaid in full.

During the years ended December 31, 2017, the Company issued secured promissory notes in the aggregate principal amount of $60,000. The secured promissory notes were due in August and November 2018 and bore interest at a rate of 12% per annum. The secured promissory notes were secured by Company inventory and personal assets held by the CEO. During the year ended December 31, 2019, the Company extended the maturity dates of this secured promissory note to November 3, 2020. During the year ended December 31, 2019, the Company made a principal repayment of $10,000. During the year ended December 31, 2021, the Company and secured promissory note holder agreed to repay all outstanding principal and interest through the issuance of 36,048 common shares valued at $1.80 per share. As of December 31, 2021, the Company had recorded principal and interest of $73,886 and, as a result of the share repayment, the Company recognized a gain on settlement of $8,997. As of December 31, 2022 and 2021 the secured promissory notes have been repaid in full.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

9. Promissory Notes (continued)

The amounts repayable under promissory notes and secured promissory notes at December 31, 2022 and 2021 are as follows:

	2022	2021
Balance owing	$-	$263,211
Less amounts due within one year	-	(263,211)
Long-term portion	$-	$-

10. Convertible Promissory Notes

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

The note carried an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees, and other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. On February 28, 2020, the Company recorded $198,715, consisting of $182,500 for principal and $16,215 as an original issue discount. On September 1, 2020, the Company recorded an additional $310,322, consisting of $285,000 for principal and $25,322 as an original issue discount. As of December 31, 2021, the Company has recorded $509,037, consisting of $467,500 for principal and $41,537 as an original issue discount. Furthermore, the Company issued 22,500 shares of common stock valued at $123,390 and a debt-discount related to the warrants valued at $344,110. During the year ended December 31, 2020, Leonite converted $226,839 of the convertible promissory note into 126,022 common shares at $1.80 per share. The original value of the convertible note converted was $182,565. As a result, the Company recognized a loss of $44,274 on settlement of debt. During the year ended December 31, 2021, Leonite converted its remaining outstanding principal and interest into common shares. Leonite received 204,622 common shares at $1.80 per share valued at $368,319. The original value of the convertible note converted including interest was $325,667. As a result, the Company recognized a loss of $42,651 on settlement of debt. In connection with the settlement, the Company expensed the remaining $148,027 of the original debt discount to interest expense. As of December 31, 2022 and 2021, the convertible promissory note has been repaid in full.

11. Shareholders’ Equity

During year ended December 31, 2022, the following transactions occurred:

The Company issued 10,000 common shares to a consultant for services received valued at $86,000, of which $66,329 was issued from share subscriptions payable. During the same period, the Company issued 80,000 common shares for consulting, advisory services, and employee compensation valued at $240,000.

The Company issued 45,000 shares of restricted stock to members of the board valued at $260,100 from share subscriptions payable.

The Company recognized consulting expense of $487,602 to share subscriptions payable from restricted shares and stock options to be issued. As of December 31, 2022, the restricted shares have not been issued.

Refer to note 23 and 24 for additional disclosures of shareholders’ equity.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

11. Shareholders’ Equity (continued)

During year ended December 31, 2021, the following transactions occurred:

During the year ended December 31, 2021, the Company issued a total of 1,502,410 common shares relating to the Reg-A public offering. Of the shares issued, 15,500 common shares valued at $31,200 were from share subscription payable and 750 common shares valued at $1,500 were cancelled and refunded. The Company raised $3,003,321 and incurred share issuance cost of $123,984.

During the year ended December 31, 2021, the Company had an underwriters’ public offering for 3,272,727 units consisting of 1 common share and 1 warrant at $5.50 per unit. In addition, the Company has granted the underwriter of the offering the option to purchase 490,909 warrants and/or an additional 490,909 common shares for 45 days after the closing of the option. During the year ended December 31, 2021, the underwriter purchased 210,909 common shares at $5.49 per share and additional 490,909 warrants (refer to note 23). A cumulative 3,483,636 common shares were issued in connection with offering for $21,805,361, incurring share issuance costs of $4,335,908. As of December 31, 2021, the Company issued an aggregate of 4,986,046 common shares for public offerings, incurring total issuance cost of $4,459,892.

During the year ended December 31, 2021, the Company raised $4,081,980 through private placement offerings of 2,040,990 units for 1 common share and 1 warrant for two additional common shares at $2 per unit. As such, the Company issued 2,040,990 common shares in connection with the private offering.

During the ended year ended December 31, 2021, 2,488,721 warrants were exercised for 2,287,511 common shares. As of December 31, 2021, 2,287,511 common shares were issued valued at $8,454,564. Refer to note 23.

During the year ended December 31, 2021, the Company entered into a loan settlement agreement with a loan holder to issue 62,006 common shares at $1.80 per share for all outstanding loan principal and interest valued at $111,610. As of the date of the settlement, the Company had $157,787 in loans payable, resulting in the Company recognizing a gain on settlement of $46,176. Refer to note 20. As of December 31, 2021, the Company issued 62,006 common shares.

During the year ended December 31, 2021, the Company entered into a promissory note payable settlement agreement with a note holder to issue 36,048 common shares valued at $1.80 per share for a total value of $64,890. As of the date of the settlement, the Company had $73,886 in promissory notes payable, resulting in the Company recognizing a gain on settlement of $8,997. Refer to note 9. As of December 31, 2021, the Company issued 36,048 common shares.

During the year ended December 31, 2021, the Company entered into a settlement agreement with the convertible promissory note holder to settle all outstanding principal and interest. The Company issued 204,622 common shares at $1.80 per share valued at $368,319. As of the date of the settlement, the Company had $325,667 in convertible promissory notes payable, resulting in the Company recognizing a loss of $42,651 on settlement of debt. Refer to note 10.

During the year ended December 31, 2021, the Company issued 1,717,535 common shares to Steven Rossi, the Company’s Chief Executive Officer and Director, in connection with his Employment Agreement in consideration for Mr. Rossi agreeing to amend the Series A Certificate of Designation to eliminate the Series A Preferred Stock conversion rights and agreeing to return 900 Series A Preferred Stock to the Company.

During the year ended December 31, 2021, the Company entered into consulting agreements with third party consultants for 380,000 shares of common stock valued at $1,648,700 for consulting services. As of December 31, 2021, the Company issued 370,000 common shares valued at $1,562,700 to the third-party consultants for services received. The remaining 10,000 common shares will be expensed throughout the term of the agreement as the Company accrues the stock payable. As of December 31, 2021, the Company recorded $66,329 to share subscriptions payable for the outstanding 10,000 post-stock split common shares. As of December 31, 2021, the Company expensed $337,091 to advertising and consulting and capitalized $502,534 to intangible assets.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

11. Shareholders’ Equity (continued)

During the year ended December 31, 2021, the Company issued 259,808 common shares valued at $741,159 for consulting and prepaid services, $241,559 of which was issued from share subscriptions payable. As of December 31, 2021, the Company recognized consulting expenses of $497,752. During the same period, the Company issued 150,000 common shares valued at $390,000 for consulting services as well as 3,350 common shares valued at $24,121 for employee compensation.

During the year ended December 31, 2021, the Company granted and issued 775,000 restricted shares of the Company valued at $4,121,000 to consultants for services to be rendered over a period of 12 and 24 months. Upon issuance, 775,000 of the restricted shares vested immediately. As of December 31, 2021, the Company recognized consulting and advertising expense of $796,000 and $3,325,000, respectively, to prepaid expense.

During the year ended December 31, 2021, the Company granted 45,000 restricted shares of the Company to directors of the Company. Upon being granted, 15,000 of the restricted shares vested immediately, and 30,000 vested on January 1, 2022. As of December 31, 2021, the Company recognized consulting expense of $258,618 to share subscriptions payable. As of December 31, 2022, the restricted shares have been issued.

Refer to note 23 and 24 for additional disclosures related to shareholders’ equity for consulting expense of $37,000 related to warrant issuance and $1,551,111 to share subscriptions payable for consulting and advertising expense related to stock options.

During the year ended December 31, 2021, the Company completed a share consolidation of the Company’s issued and outstanding common shares based on twenty (20) pre-consolidation shares to one (1) post-consolidation share. As a result of the share consolidation, an anti-dilution clause was triggered, resulting in the Company issuing 237,500 common shares valued at $86,687.

For the years ended December 31, 2022 and 2021, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regards to the Company’s residual assets. During 2022 and 2021, the Company was authorized to issue 100 shares of its Series A and 100,000 of its Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 299 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock, per share of preferred stock.

12. Related Party Transactions

During the year ended December 31, 2022, the Company recorded salaries expense of $387,308 (2021 - $410,573) related to services rendered to the Company by its CEO. During the same period the Company recorded salaries expense of $265,858 (2021 - $125,707) to an officer and director of the Company. As of December 31, 2022 and 2021, the Company has a payable of $46,096 and $35,547 to the CEO.

During the year ended December 31, 2021, the Company paid a director of the Company $50,000 for services rendered from 2015 to 2020.

During the year ended December 31, 2021, the Company paid $59,203 to a U.S.-based corporation of which the Company’s CEO and director is also a stockholder.

Refer to note 11 and 24 for additional related party transactions.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

13. Income Taxes

a) The income tax expense for the years ended December 31, 2022 and 2021 is reconciled per the schedule below:

	2022	2021
Loss before income taxes	$(12,534,414)	$(7,897,086)
State income taxes, net of federal benefits	(626,721)	(394,855)
Non-deductible portion of meals and entertainment	41,409	19,899
Share base compensation	562,530	1,007,220
Interest and penalty	100,000	-
Adjusted net loss for tax purposes	(12,457,196)	(7,264,822)
Statutory rate	21%	21%
	(2,616,011)	(1,525,613)
Increase in valuation allowance	2,616,011	1,525,613
Provision for income taxes	$-	$-

b) Deferred Income Tax Assets

The tax effects of temporary differences that give rise to the deferred income tax assets at December 31, 2022 and 2021 are as follows:

	2022	2021
Net operating loss carry forwards	$4,189,777	$2,358,455
Amortization	482,691	32,265
Change in operating lease	(9,964)	16,208
Share base compensation	4,336,903	3,976,468
	8,999,407	6,383,396
Deferred tax assets not recognized	(8,999,407)	(6,383,396)
Net deferred tax asset	$-	$-

Deferred income taxes within each jurisdiction on the balance sheets at December 31, 2022 and 2021 are as follows:

	2022	2021
United States	$6,454,407	$4,925,396
Canada	2,545,000	1,458,000
Valuation allowance	(8,999,407)	(6,383,396)
	$-	$-

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

13. Income Taxes (continued)

c) Cumulative Net Operating Losses

The Company has non-capital losses carried forward of approximately $17,997,000 available to reduce future years’ taxable income. These losses will expire as follows:

	United States	Canada	Total
2034	$53,000	$183,000	$236,000
2035	161,000	368,000	529,000
2036	868,000	262,000	1,130,000
2037	1,472,000	59,000	1,531,000
2038	-	520,000	520,000
2039	-	193,000	193,000
2040	-	718,000	718,000
2041	-	3,000,000	3,000,000
2042	-	4,100,000	4,100,000
	$2,554,000	$9,603,000	$12,157,000
Never expire	$5,840,000	$-	$5,840,000

These net operating loss carryforwards of approximately $17,997,000 may be offset against future taxable income. No tax benefit from these losses have been reported in the December 31, 2022 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company complies with the provisions of FASB ASC 740 in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and tax penalties at December 31, 2022 and 2021.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. and Canadian Federal jurisdictions, as well as the states of New York, New Jersey, and Utah and in the province of Ontario. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2019.

14. Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred bad debt expense of $0 and $62,329 during the year ended December 31, 2022 and 2021.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

14. Financial Instruments (continued)

Currency Risk

The Company is exposed to currency risk on its sales and purchases denominated in Canadian Dollars. The Company actively manages these risks by adjusting its pricing to reflect currency fluctuations and purchasing foreign currency at advantageous rates.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its obligations associated with financial liabilities. The Company relies on its cash reserves, cash flows generated from operations, and injections of capital through the issuance of the Company’s capital stock to settle its liabilities when they become due.

Interest Rate Risk

The Company is exposed to interest rate risk due to the variable interest rate of its mortgage, which is equal to the Prime Rate plus two hundred twenty-five basis points (2.25%) per annum.

Concentration of Supplier Risk

The Company purchases all of its finished goods from Meizhou, China. The Company carries significant strategic inventories of these materials and is currently establishing domestic assembly to reduce the risk associated with this concentration of finished good suppliers. Strategic inventories are managed based on demand. To date, the Company has been able to obtain adequate supplies of the materials used in the production of its products in a timely manner from existing sources. The loss of this key supplier or a delay in shipments could have an adverse effect on its business.

Concentration of Customer Risk

A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales. The loss of any key customer could have an adverse effect on the Company’s business.

For the year ended December 31, 2022, two customers made up 50% (38% and 12% individually) of revenue. For the year ended December 31, 2021, three customers made up 77% (33%, 29%, and 15% individually) of revenue.

15. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Decrease (increase) in accounts receivable	$83	$(2,228)
Decrease (increase) in other receivable	(83,311)	(16,883)
Decrease (increase) in inventory	(844,600)	(460,969)
Decrease (increase) in prepaid expenses and deposits	(529,438)	(382,067)
Increase (decrease) in lease liability	8,738	(2,111)
Increase (decrease) in payroll taxes payable	(112,189)	63,973
Increase (decrease) in accounts payable and accrued liabilities	995,340	187,510
	$(565,377)	$(612,775)

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

16. Commitments and Contingencies

During the year ended December 31, 2021, the Company entered into an agreement with a third-party advisor to reserve for sale and issuance 15,000 common shares for consulting services at $0.001 per share.

17. Reverse Stock Split

On May 21, 2021, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1-for-20 for the purpose of increasing the per share price of the Company’s stock in an effort to meet the minimum listing requirements of the NASDAQ. The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021, and the FINRA corporate action was announced on August 3, 2021. FINRA declared the 1-for-20 reverse stock split effective on August 4, 2021. These consolidated financial statements, including prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

18. Investment

During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares of a privately owned US-based mobile phone development company for $50,000 – representing a 10% equity stake. The shares have been issued to the Company. As of December 31, 2022 and 2021, the Company had advanced a total of $24,423 and is advancing tranches of capital as required by the Company.

19. Operating Lease Obligations

During the year ended December 31, 2019, the Company signed a lease agreement for warehouse space to commence on August 1, 2019 and end on July 31, 2022 with monthly lease payments of $2,221. During the year ended December 31, 2021, the Company entered into a second lease agreement for warehouse space to commence on June 1, 2021 and end on May 31, 2024 with monthly lease payments of $19,910.

During the year ended December 31, 2022, the Company signed a lease agreement for approximately 20,296 square feet to be used as its primary corporate office and R&D facility pursuant to a five-year lease, dated June 1, 2022, for a variable rate averaging $22,101 per month over the lifetime of the lease. The Company also pays approximately $4,418 in additional fees per month, which varies year to year.

The Company has accounted for its leases upon adoption of ASC 842 whereby it recognizes a lease liability and a right-of-use asset at the date of initial application beginning January 1, 2019. The lease liability is measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate of 10%. The Company has measured the right-of-use asset at an amount equal to the lease liability.

The Company’s right-of-use asset and lease liability as of December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Right-of-use asset	$1,238,055	$515,819
Current lease liability	$387,329	$212,929
Long-term lease liability	$884,146	$316,988

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

19. Operating Lease Obligations (continued)

The following is a summary of the Company’s total lease costs:

	December 31, 2022	December 31, 2021
Operating lease cost	$409,179	$166,027

The following is a summary of cash paid in 2022 and 2021 for amounts included in the measurement of lease liabilities:

	December 31, 2022	December 31, 2021
Operating cash flow	$400,130	$166,027

Maturities of lease liability are as follows:

Future minimum lease payments as of December 31, 2022:

2023	$493,026
2024	361,298
2025	269,645
2026 and thereafter	394,926
Total future minimum lease payments	1,518,895
Less: amount representing interest	(247,420)
Present value of future payments	1,271,475
Current portion	387,329
Long term portion	$884,146

20. Loans payable

a)	During the year ended December 31, 2022, the Company entered into a loan agreement with a third party for the purchase of property located in West Seneca, New York, the details of which are disclosed in the Company’s Form 8-K filed with the United States Securities and Exchange Commission on May 11, 2022. The Company received $5,300,000 with an interest rate of prime plus 2.25% with an initial maturity date of May 10, 2024 and the option to extend the loan for an additional year. In order to service the loan throughout the term, the Company deposited $667,409 in a restricted account. As of December 31, 2022, the balance in the restricted account was $411,016 and is included in cash and cash equivalents on the accompanying balance sheet.

b)	During the year ended December 31, 2020, the Company received loans of $32,439, $10,000, and $108,000 from an unrelated third party with an interest rate of 10% per annum and a maturity date of December 31, July 22 and August 31, 2021, respectively. During the year ended December 31, 2021, the Company agreed to repay the outstanding principal and interest through the issuance of 62,006 common shares at $0.09 per share. As of December 31, 2021, the Company accrued interest of $1,319. As of the date of the settlement agreement, the Company had $150,439 of principal and $7,348 of interest outstanding, resulting in the Company recognizing a gain on settlement of $46,176 for the year ended December 31, 2021. There are no amounts owing, and the loan has been fully settled.

c)	During the year ended December 31, 2020, the Company received $28,387 ($40,000 CAD) interest-free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2023 resulted in loan forgiveness of 25 percent (25%). As of September 30, 2022, the Company made a repayment of $28,387 ($40,000 CAD) and, as of February 14, 2023, received the forgiven debt of $7,383 ($10,000 CAD), see note 27. At December 31, 2022, there are no amounts owing, and the loan has been fully settled.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

21. Government Assistance

During the COVID-19 pandemic, the Government of Canada was providing funding through the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs in order to provide financial relief to Canadian businesses affected by COVID-19. The CEWS program provided a reimbursement of salaries for eligible employers based on a decrease in revenues. The CERS program provided a reimbursement of rent expenses paid by eligible parties based on a decrease in revenues. During the year ended December 31, 2021, the Company recognized CEWS of $125,812 ($157,866 CAD) and CERS of $13,628 ($16,974 CAD) as a reduction in general and administrative expense on the consolidated statements of operations.

22. Loss per Share

For the year ended December 31, 2022, loss per share is $0.72 (basic and diluted) compared to that of the year ended December 31, 2021 of $0.69 (basic and diluted) using the weighted average number of shares of 17,078,480 (basic and diluted) and 11,504,147 (basic and diluted), respectively.

There are 299,000,000 shares authorized and 17,159,376 and 16,951,034 shares issued and outstanding, as at December 31, 2022 and 2021, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As at December 31, 2022, the Company has 3,939,924 warrants convertible to 4,239,924 common shares, 2,645,000 restricted stock to be issued, and 785,000 stock options exercisable for 785,000 common shares for a total underlying common shares of 7,669,924. As at December 31, 2021, the Company had 5,658,315 warrants convertible to 6,649,305 common shares, 45,000 restricted stock to be issued, and 712,500 stock options exercisable for 712,500 common shares for a total underlying common shares of 7,406,805.

23. Warrants

During the year ended December 31, 2022, an aggregate of 250,121 warrants were exercised primarily on a cashless basis for 73,321 common shares, and 1,599,179 Reg-A public offering and private placement warrants expired.

During the year ended December 31, 2021, a total of 2,488,721 warrants were exercised for 2,287,511 common shares. 1,637,709 warrants were exercised at $4.00 per share, 317,000 warrants were exercised at $6.05 per share, and 494,500 warrants were exercised on a cashless basis for 293,290 common shares. During the same period, the 39,512 warrants were exercised on a cashless basis related to a convertible promissory note (please refer to note 10). For the year ended December 31, 2021, 2,287,511 common shares were issued from warrant exercises.

During the year ended December 31, 2021, the Company issued 1,502,409 and 2,040,990 warrants convertible to 1 and 2 common shares each exercisable for a period of 12 and 18 months, respectively. The warrants were issued in connection with the Reg-A public offering and private placement offering, respectively. The exercise price of the warrants is $4.00 per share. During the year ended December 31, 2022, the Company and a warrant holder reached an agreement to extend the exercisable period of 300,000 warrants, convertible to 2 common shares each, for an additional 12 months. During 2021, the Company issued 3,763,636 warrants convertible to 1 common share at an exercise price of $6.05 per share exercisable for a period of 36 months. 3,272,727 warrants were purchased through the underwritten public offering and 490,909 over-allotment warrants were purchased by the underwriter. The warrants were issued in connection with the underwritten public offering.

During the year ended December 31, 2021, the Company and warrant holder reached an agreement to amend a previous warrant agreement. The Company issued an additional 150,000 warrants for a total of 250,000 warrants valued at $37,000. The exercisable period of the warrants was also amended to a period of five years beginning on January 14, 2021. The warrants are convertible to 1 common share each exercisable at $2 per share. During the year ended December 31, 2022, the warrants were exercised on a cashless basis for 73,321 common shares.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

23. Warrants (continued)

During the year ended December 31, 2021, the Company issued 130,909 representative warrants to the Company’s underwriters. The representative warrants are not exercisable until January 30, 2022. The representative warrants are exercisable for 130,909 common shares at $6.05 per share until August 3, 2024. As of December 31, 2022, the Company recognized a value of $273,993 for the representative warrants to share issuance cost.

During the year ended December 31, 2021, 26,815 warrants expired.

As of December 31, 2022, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$4.00	300,000	1.22	December 31, 2024
$6.05	3,446,515	1.60	August 3, 2024
$6.05	130,909	1.59	August 6, 2024
$2.40	62,500	2.22	March 20, 2025
	3,939,924	1.58

	December 31, 2022		December 31, 2021
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	5,652,827	$5.14	716,815	$3.46
Issuance	130,909	$6.05	7,457,036	$4.99
Expired	(1,593,691)	$(4.00)	(26,815)	$4.00
Exercise	(250,121)	$(2.00)	(2,494,209)	$4.22
Balance, end of period	3,939,924	$5.84	5,652,827	$5.14

24. Stock Options and Performance Share Units

Under the Company’s 2015 Equity Incentive Plan, the number of common shares reserved for issuance under the option plan shall not exceed 10% of the issued and outstanding common shares of the Company, have a maximum term of 10 years, and vest at the discretion of the Board of Directors.

All equity-settled, share-based payments are ultimately recognized as an expense in the statement of operations with a corresponding credit to “Additional Paid in Capital.” If vesting periods or other non-market vesting conditions apply, the expense is allocated over the vesting period, based on the best available estimate of the number of share options expected to vest. Estimates are subsequently revised if there is any indication that the number of share options expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior periods if share options ultimately exercised are different than that estimated on vesting.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

24. Stock Options and Performance Share Units (continued)

Performance Share Units

On November 11, 2022, 700,000 performance stock units (“PSUs”) granted December 29, 2021, as described below, were modified to include new terms pertaining to the PSU vesting schedule. The PSUs vest in 5% increments according to the modified schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $2.25. 50% will have vested at a closing price of $5.31, and 100% will have vested at a closing price of $13.76. The fair value of the PSUs was estimated to be $1,254,460. As of December 31, 2022, no PSUs have vested, and the Company recognized $35,100 in consulting expense.

On December 29, 2021, the Company granted 400,000 and 300,000 performance stock units (“PSUs”) to the Company’s Chief Executive Officer and a director, respectively. The PSUs were to vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs was to have vested upon the Company’s stock price closing at $3.00. 50% was to have vested at a closing price of $16.50, and 100% was to have vested at a closing price of $31.50. The fair value of the PSUs was estimated to be $1,344,570. As of December 31, 2022, no PSUs have vested, and the Company recognized $232,312 (2021 - $0) in consulting expense.

Stock Options

The Company uses the Black-Scholes option pricing model to determine fair value of stock options on the grant date. During the year ended December 31, 2022, the Company granted 10,000 and 50,000 options to advisors with an exercise price of $2.19 and $2.37, respectively, expiring on February 7, 2027 and May 5, 2032, respectively. The options vested immediately upon issuance. The fair values of the options on the grant date was estimated to be $21,780 and $261,400, respectively. The Company recognized $283,180 in consulting expense during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company granted 12,500 options to a consultant with an exercise price of $1.60 expiring on November 29, 2032. The options are earned in four equal installments on February 27, 2023, May 29, 2023, August 29, 2023 and November 27, 2023. The options shall vest one year after being earned on February 27, 2024, May 29, 2024, August 29, 2024 and November 27, 2024. The fair values of the options on the grant date was estimated to be $18,725. The Company recognized $1,642 in consulting expense during the year ended December 31, 2022.

During the year ended December 31, 2022, Terravis Energy, Inc., a subsidiary of the Company, granted an aggregate of 1,350,000 of Terravis Energy, Inc. stock options to its officers and directors. The stock options have an exercise price of $0.01 and will expire on April 12, 2032. The options vested immediately upon issuance. The fair value of the options on the grant date was estimated to be immaterial.

On July 23, 2021, the Company granted 15,000 options to a director with an exercise price of $5.50 and an expiry date of July 23, 2026. The stock options vested on January 1, 2022. The fair value of the options on grant date was estimated to be $129,480. The Company recognized $799 (2021 - $128,681) to consulting expense during the year ended December 31, 2022.

On August 6, 2021, the Company granted 140,000 options to directors, advisors, and officers with an exercise price of $5.50 and an expiry date of August 6, 2026. The stock options vested on January 1, 2022. The fair value of the options on grant date was estimated to be $754,189. The Company recognized $5,105 (2021 - $749,084) to consulting expense during the year ended December 31, 2022.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

24. Stock Options and Performance Share Units (continued)

On September 1, 2021, the Company granted 400,000 options to a consultant with an exercise price of $5.32 and an expiry date of September 1, 2026. The options have a vesting period of 6 months from the initial grant date; 100,000 shall vest on March 1, 2022, 100,000 shall vest on September 1, 2022, 100,000 shall vest on March 1, 2023, and 100,000 shall vest on September 1, 2023. The fair value of the options on grant date was estimated to be $2,112,000. The Company recognized $1,058,917 (2021 - $352,972) to consulting expense during the year ended December 31, 2022. The Consultant has since agreed to forfeit these options; see note 27.

On October 7 and November 2, 2021, the Company granted to advisors 5,000 and 62,500 options with exercise prices of $5.50 and $5.24, respectively. The options will expire on October 7, 2026 and November 2, 2026, respectively. The stock options vested on January 1, 2022. The fair value of the options on grant date was estimated to be $353,230. The Company recognized $32,856 (2021 - $320,374) to consulting expense during the year ended December 31, 2021.

On December 29, 2021, the Company granted an aggregate of 90,000 options to members of the board with an exercise price of $2.51. The options will expire on December 29, 2026. The options have a vesting period of 1 year from the initial grant date; 10,000 vested on December 29, 2022, 10,000 shall vest on December 29, 2023, and 10,000 shall vest on December 29, 2024. The fair value of the options on grant date was estimated to be $224,280. The Company recognized $73,941 (2021 - $0) in consulting expense during the year ended December 31, 2022.

	December 31, 2022		December 31, 2021
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	712,500	$5.00	-	$-
Granted	72,500	$2.21	712,500	$5.00
Balance, end of period	785,000	$4.74	712,500	$5.00

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on December 31, 2022
Stock options	$ 1.60 – 5.50	785,000	4.17	$4.74	512,500

As of December 31, 2022, Terravis Energy Inc. had the following options outstanding:

	December 31, 2022
	Number of stock options	Weighted average price
Balance, beginning of year	-	$-
Granted	1,350,000	$0.01
Balance, end of period	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on December 31, 2022
Stock options	$0.01	1,350,000	9.28	$0.01	1,350,000

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

25. Rental Income

During the year ended December 31, 2022, the Company entered into a sublease agreement for its warehouse in Mississauga, Ontario, Canada. The sublease commenced on September 15, 2022 and will end on May 31, 2024 at $15,515 ($19,992 CAD) per month.

During the year ended December 31, 2022, the Company entered into a lease agreement in relation to its West Seneca property. Initially, the Company entered into a lease agreement with a third-party from July 1 to December 31, 2022 at $33,750 per month. Subsequently, on September 23, 2022, a mutual agreement was reached to terminate the lease agreement.

During the year ended December 31, 2022, the Company recognized rental income of $213,383.

26. COVID-19

The outbreak of the coronavirus, specifically identified as “COVID-19,” has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally, resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions.

The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions.

Additionally, while the potential economic impact brought by and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely. The management and board of the Company is constantly monitoring this situation to minimize potential losses.

27. Subsequent Events

The Company has evaluated subsequent events through March 31, 2023, which is the date the financial statements were available to be issued. The following events occurred after year-end:

●	On January 30, 2023, the Company and a stock options holder reached an agreement to cancel all 400,000 stock options in exchange for extending the exercisable period of 300,000 warrants to December 31, 2024.

●	On January 30, 2023, the Company issued 360,000 stock options to members of the board. The stock options have an exercise price of $1.66 and an expiration date of January 30, 2033. The stock options will vest in six equal installments of 60,000 commencing on the effective date of the grant and on each annual anniversary.

●	On January 30, 2023, the Company issued 300,000 stock options to a consultant. The stock options have an exercise price of $1.66 and an expiration date of January 30, 2028. The options have a vesting period with: 150,000 shall vest on grant date, 75,000 shall vest on March 1, 2023, and 75,000 shall vest on September 1, 2023.

●	On February 14, 2023, the Company received $7,383 ($10,000 CAD) of forgiven debt from the Government of Canada for an interest-free loan issued by the Government of Canada as part of the COVID-19 small business relief program.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2022 and 2021

27. Subsequent Events (continued)

●	On March 14, 2023, the Company issued 45,000 stock options to various employees. The stock options have an exercise price of $1.53 and an expiration date of March 14, 2033. The options will vest in two equal installments of 22,500 on each of the following two annual anniversaries of the effective date of the grant.

●	On March 14, 2023, the Company issued 20,000 stock options to a consultant. The stock options have an exercise price of $1.53 and an expiration date of March 14, 2033. The options will vest in two equal installments of 10,000 on each of the following two annual anniversaries of the effective date of the grant.

●	On March 14, 2023, the Company issued 85,106 stock options to a manager. The stock options have an exercise price of $1.53 and an expiration date of March 14, 2033. The options will vest in two equal installments of 42,553 upon the completion of two milestones as approved by the Company’s Compensation Committee.

●	On March 14, 2023, the Company issued 170,212 restricted stock units to a manager. The restricted stock units have a vesting period with: 21,280 shall vest on grant date, and 10,638 shall vest at the end of each subsequent three month period through August 31, 2026.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

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

These control deficiencies resulted in several misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was not effective as of December 31, 2022.

Remediation Plan

During the year ended December 31, 2022, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. Measures taken in this remediation included investing in additional accounting personnel, establishing a clearer organizational structure, implementing additional enterprise resource planning system modules, and formalizing internal processes and procedures.

Our remediation process includes, but is not limited to:

●	Investing in IT systems to enhance our operational and financial reporting and internal controls.

●	Enhancing the organizational structure to support financial reporting processes and internal controls.

●	Providing guidance, education and training to employees relating to our accounting policies and procedures.

●	Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates.

●	Establishing effective general controls over IT systems to ensure that information produced is relevant and reliable and, therefore, can be relied upon by process level controls.

We expect to remediate these material weaknesses in 2023. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed for smaller reporting companies.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is a list of the names, ages and positions of our executive officers and directors as of March 31, 2023:

Name:	Age	Position(s):	Director or Executive Officer Since:
Steven Rossi	37	Chief Executive Officer, President, Secretary, Chair of the Board of Directors (Principal Executive Officer)	November 7, 2014

Michael Johnston	42	Chief Financial Officer (Principal Financial and Accounting Officer)	December 5, 2017

Lorenzo Rossi	68	Director	December 9, 2014

Craig Loverock	52	Independent Director*	April 22, 2019

William Caragol	56	Independent Director#	June 30, 2021

Ned L. Siegel	71	Independent Director†	June 30, 2021

* Audit Committee Chair

# Compensation Committee Chair

† Nominating and Corporate Governance Chair

A brief description of the background and business experience of our executive officers and directors for the past five years is as follows:

Steven Rossi has served as the Chief Executive Officer, President, Secretary and Chair of the Board of Directors of the Company since November 7, 2014. Mr. Rossi founded Worksport Ontario, one of the wholly-owned operating companies of the Company, in 2011. Prior to that, he founded two auto-related companies, 2230164 Ontario, Inc. and Scrap my Junk Car, in 2005 and 2006, respectively, and managed their respective operations for five years. Since founding Worksport Ontario, Mr. Rossi has assigned all patents granted to him exclusively to the Company. Mr. Rossi attended the University of Toronto from 2005 to 2007, majoring in Life Science. Through his prior experiences, Steven possesses knowledge and experience in establishing and managing auto-related companies that aids him in efficiently and effectively identifying and executing the Company’s strategic priorities. As our Chief Executive Officer, President, Chair and founder, Mr. Rossi brings to the Board extensive knowledge of the Company’s products, structure, history, and culture as well as years of expertise in the industry and is qualified to be a member of the Company’s Board of Directors.

Michael Johnston CPA, CA, has been serving as the Chief Financial Officer of the Company since December 5, 2017. Mr. Johnston has been a partner with Forbes Andersen LLP, Chartered Professional Accountants, since January 2012 and offers over 18 years of experience advising both private and public companies. His responsibilities include assisting Steven Rossi in developing new business, maintaining operating budgets and ensuring adequate cash flow. Mr. Johnston was appointed by the Board for his extensive knowledge of the Company’s products and his financial and accounting expertise. Mr. Johnston holds a graduate degree from the University of Western Ontario.

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

Craig Loverock, CPA, CA, has been serving as a member of the Board of the Company since April 22, 2019. Mr. Loverock has also served as the Chair of the Audit Committee since April 22, 2019. Mr. Loverock is a licensed CPA (Chartered Professional Accountant) who received his Chartered Accountant designation from the Institute of Chartered Accountants, Ontario in 1997 and has over 25 years’ experience in accounting and finance roles in Canada, the United States and England. Mr. Loverock has been the Chief Financial Officer and Corporate Secretary at Contagious Gaming Inc. since November 30, 2015 and currently serves as the Chief Financial Officer of Sproutly Canada, Inc. From October 2014 to May 2015, he served as the Chief Financial Officer of VoiceTrust Inc. From November 2012 to October 2014, he served as the Chief Financial Officer and Chief Compliance Officer of Quartz Capital Group Ltd. The Board believes that Mr. Loverock’s vast professional experience, education, and professional credentials qualify him to serve as a member of the Company’s Board of Directors, and as a member of the Board’s committees.

William Caragol was appointed a director June 30, 2021. Mr. Caragol has been the Chief Financial Officer of Mainz Biomed, N.V. (NASDAQ: MYNZ) since July of 2021. From 2018 to the present, Mr. Caragol has also been Managing Director of Quidem LLC, a corporate advisory firm. Since 2015, Mr. Caragol has been Chairman of the Board of Thermomedics, Inc., a medical diagnostic equipment company. Mr. Caragol, since February 2021, is also on the Board of Directors and is Chairman of the Audit Committee of Greenbox POS (NASDAQ: GBOX), and, from 2012 to 2018, Mr. Caragol was Chairman and CEO of PositiveID, a holding company that was publicly-traded and had a portfolio of products in the fields of bio detection systems, molecular diagnostics, and diabetes management. Mr. Caragol earned a B.S. in business administration and accounting from Washington & Lee University and is a member of the American Institute of Certified Public Accountants. The Board believes that Mr. Caragol’s vast experience as a member of several publicly-traded companies’ board of directors, education, and professional credentials qualify him to serve as a member of the Company’s Board of Directors and as a member of the Board’s committees.

Ambassador Ned L. Siegel was appointed a director June 30, 2021. Ambassador Siegel is the President of The Siegel Group, a multi-disciplined international business management advisory firm he founded in 1997 in Boca Raton, Florida, specializing in real estate, energy, utilities, infrastructure, financial services, oil & gas and cyber & secure technology. Mr. Ambassador Siegel has served since 2013 as Of Counsel to the law firm of Wildes & Weinberg, P.C. From October 2007 until January 2009, he served as the United States Ambassador to the Commonwealth of The Bahamas. Prior to his Ambassadorship, in 2006, he served with Ambassador John R. Bolton at the United Nations in New York as the Senior Advisor to the U.S. Mission and as the United States Representative to the 61st Session of the United Nations General Assembly. From 2003 to 2007, Mr. Ambassador Siegel served on the Board of Directors of the Overseas Private Investment Corporation, which was established to help U.S. businesses invest overseas, fostering economic development in new and emerging markets, complementing the private sector in managing the risk associated with foreign direct investment and supporting U.S. foreign policy. Appointed by Governor Jeb Bush, Mr. Ambassador Siegel served as a Member of the Board of Directors of Enterprise Florida, Inc. (“EFI”) from 1999-2004. EFI is the state of Florida’s primary organization promoting statewide economic development through its public-private partnership.

Ambassador Siegel presently serves on the Board of Directors of Bannix Acquisition Corp., a public company. He also presently serves on the following Advisory Boards: U.S. Medical Glove Company, Captis Intelligence, Inc., and Maridose, LLC.

Ambassador Siegel received a B.A. from the University of Connecticut in 1973 and J.D. from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina.

The Board believes that Mr. Ambassador Siegel’s vast professional experience, education, and professional credentials qualify him to serve as a member of the Company’s Board of Directors and as a member of the Board’s committees.

Advisory Board

The following members comprise our Advisory Board as of March 31, 2023:

Name:	Age
Yosi Behar	79
Sengkee Ahn	52
Mike Timmons	47
Thomas DiNanno	55

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

Mike Timmons joined the Company’s Advisory Board on June 30, 2021. Mike Timmons is the Executive Vice President for AXC., a high-end truck accessory brand focused on providing the finest thermal formed products manufactured in the USA. Previously, Mike Timmons was VP of Jeep & Off-Road for Truck Hero, Inc., leading brands like Rugged Ridge and Omix-ADA where he developed & oversaw core business practices that improved branding and new product development approaches.

Thomas DiNanno joined the Company’s Advisory Board on February 17, 2022. Thomas DiNanno has held several key U.S. Government positions with focuses in areas of national security and infrastructure. His experience and expertise are intended to influence the Company’s ongoing efforts in the government sector. Mr. DiNanno is a contributing advisor to Hudson Institute, a 501(c)(3) organization that guides public policy makers and global leaders in government and business through publications, conferences, policy briefings, and recommendations. Prior to joining Hudson Institute, he served as a professional staff member on the House Permanent Select Committee on Intelligence as well as acting Assistant Secretary of State of the Arms Control, Verification and Compliance Bureau from 2018 to 2021. Mr. DiNanno has served in several key government capacities, including Assistant Administrator for the Department of Homeland Security’s Federal Emergency Management Agency (FEMA), where he oversaw National Preparedness initiatives and grants focused on counterterrorism.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until their resignation or removal in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board of Directors.

Members of our advisory board do not have any voting power and serve at the pleasure of the Board.

Family Relationships

Lorenzo Rossi and Steven Rossi are father and son. Other than the foregoing, there are no other family relationships between any of our directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our directors or executive officers.

Code of Business Conduct and Ethics

Our Board has adopted a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. One of our investor webpages, investors.worksport.com/leadership-and-governance, displays a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Director Independence and Board Committees

An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Steven Rossi, Lorenzo Rossi, Craig Loverock, William Caragol and Ned L. Siegel serve as members of our Board of Directors. Our Board has determined that Craig Loverock, William Caragol and Ned L. Siegel are “independent directors” as defined in the Nasdaq listing rules and under Rule 10-A-3(b)(1) of the Exchange Act and applicable SEC rules.

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

We have adopted an Audit Committee charter, which details the purpose and principal functions of the Audit Committee, including:

●	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;

●	resolve any disagreements between management and the auditor regarding financial reporting;

●	pre-approve all auditing and non-audit services;

●	retain independent counsel, accountants, or others to advise the Audit Committee or assist in the conduct of an investigation;

●	seek any information it requires from employees – all of whom are directed to cooperate with the Audit Committee’s requests – or external parties;

●	meet with our officers, external auditors, or outside counsel, as necessary; and

●	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policies.

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

The Compensation Committee charter permits the committee to retain or receive advice from a compensation consultant and outlines certain requirements to ensure the consultant’s independence or certain circumstances under which the consultant need not be independent. However, as of the date hereof, we have not retained such a consultant.

Nominating and Corporate Governance Committee. We have a standing Nominating and Corporate Governance Committee. Craig Loverock, William Caragol and Ned L. Siegel serve as members of the Nominating and Corporate Governance Committee. Ned L. Siegel serves as the Nominating and Corporate Governance Committee Chairman.

We have adopted a Nominating and Corporate Governance Committee charter, which details the purpose and responsibilities of the Nominating and Corporate Governance Committee, including:

●	assist the Board by identifying qualified candidates for director nominees and recommend to the Board of Directors the director nominees for the next annual meeting of shareholders;

●	lead the Board in its annual review of its performance;

●	recommend to the Board director nominees for each committee of the Board; and

●	develop and recommend to the Board corporate governance guidelines applicable to us.

Meetings of the Board of Directors

During our fiscal year ended December 31, 2022, the Board met from time to time informally and acted by written consent on numerous occasions.

Indemnification and Limitation on Liability of Directors

Our articles of incorporation limits the liability of our directors to the fullest extent permitted by Nevada law. Nothing contained in the provisions will be construed to deprive any director of his or her right to all defenses ordinarily available to the director, nor will anything herein be construed to deprive any director of any right he or she may have for contribution from any other director or other person.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2022 and 2021 in all capacities for the account of our principal executive officer.

Summary Compensation Table

Name and Position	Fiscal Year Ended December 31,	Salary ($)		Stock Awards ($)		Stock Options ($)		Bonus ($)		Total ($)
Steven Rossi, Chief Executive Officer,	2022	323,667	(1)	3,040,000	(2)	-				3,363,666
President and Chair of the Board	2021	309,705	(3)	-		538,700	(4)	150,000	(5)	928,480

(1) Steven Rossi accrued $23,745 ($32,160 CAD) in unused vacation during 2022, which was paid out to Steven Rossi during 2023. His gross salary in 2022 was $298,943 ($404,888 CAD), and he received contributions towards health, dental, and vision coverage equaling $979 ($1,326 CAD) in the same year. The payments were made in CAD, of which was converted to USD using the exchange rate of 0.738334 at December 31, 2022.

(2) On November 11, 2022, we granted Steven Rossi 1,600,000 restricted stock units that vest in equal installments of 200,000 pursuant to the completion of eight milestones. For one of these 200,000 installments, Steven Rossi has the opportunity to earn the greater of 200,000 restricted shares or the number of restricted shares equal to 3% of the value of a material accretive acquisition. The value at the grant date based upon the probable outcome of such conditions for the 1,600,000 restricted stock units was $3,040,000.

(3) Steven Rossi accrued $20,940 ($28,361 CAD) in unused vacation during 2021, which was paid out to Steven Rossi during 2023. His gross salary in 2021 was $288,602 ($390,883 CAD), and he received contributions towards health, dental, and vision coverage equaling $163 ($221 CAD) in the same year. The payments were made in CAD, of which was converted to USD using the exchange rate of 0.738334 at December 31, 2022.

(4) On August 6, 2021, we granted Steven Rossi an incentive stock option to purchase 100,000 shares of common stock for $5.50 per share under the Worksport Ltd. 2021 Equity Incentive Plan. The option vests 100% on the grant date. The expiration date of the option is August 6, 2026. The grant date fair value of this option was $538,700.

(5) During the year ended December 31, 2021, Steven Rossi earned and accrued a $150,000 cash bonus, which was paid to him in 2023, pursuant to his employment agreement.

Employment Agreements

We entered into an employment agreement with Steven Rossi, our Chief Executive Officer (“Executive”), effective May 10, 2021 (the “Employment Agreement”).

The term of the Employment Agreement commenced on May 10, 2021 (the “Effective Date”) and continues until the fifth (5th) anniversary thereof, unless terminated earlier pursuant to the terms of the Employment Agreement; provided that, on such fifth (5th) anniversary of the Effective Date and each third annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the Employment Agreement will be automatically renewed, upon the same terms and conditions, for successive periods of three (3) years, unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days prior to the applicable Renewal Date.

Mr. Rossi’s annual base salary is $300,000 (“Base Salary”), and Mr. Rossi shall be entitled to annual bonus (“Bonus”) equal to 50% of his Base Salary, provided that certain performance goals are met. The performance goals will be established on an annual basis by the Compensation Committee of the Board of Directors of the Company.

The Employment Agreement may be terminated by the Company with or without “Cause” (as defined below) or by Executive with or without “Good Reason” (as defined below).

The term “Cause” includes discharge by Company on account of the occurrence of one or more of the following events:

(i)	Executive’s continued refusal or failure to perform (other than by reason of Disability) Executive’s material duties and responsibilities to the Company;

(ii)	a material breach of the Employment Agreement;

(iii)	an intentional and material breach of the Confidential Information, Assignment of Intellectual Property or Restricted Activities sections of the Employment Agreement;

(iv)	willful, grossly negligent or unlawful misconduct by Executive which causes material harm to the Company or its reputation;

(v)	any conduct engaged in that is materially detrimental to the business or reputation of the Company;

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

In the event the Employment Agreement is terminated by the Company other than for Cause or by Mr. Rossi for Good Reason, Mr. Rossi will receive an amount equal to his Base Salary at the rate in effect as of the date immediately preceding such termination until the earlier of (i) the expiration date of the Term or (ii) the first anniversary of the date of termination; provided that if the date of termination is after the first anniversary of the Effective Date, Mr. Rossi will receive the Base Salary and accrued benefits for 18 months following the effective date of termination. Mr. Rossi shall also be entitled to receive earned but not paid Bonuses and any pro rata portion of the amount of Executive’s Bonus for the year in which termination occurs that would have been payable based on actual performance determined under the terms of the Bonus as then in effect for such year, expenses incurred through the date of termination and any other benefits accrued but not paid. Notwithstanding the foregoing, Mr. Rossi’s right to receive any unearned compensation is conditioned on Mr. Rossi’s execution and delivery to the Company a general release of claims.

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

If a Change in Control (as defined below) occurs and Mr. Rossi’s employment is terminated by the Company for any reason other than Cause or disability or Mr. Rossi terminates for Good Reason, Mr. Rossi will receive a non-prorated severance equal to two times his Base Salary and Bonus for the year of termination and all vested and accrued benefits up to the date of termination. If Mr. Rossi holds any non-vested option awards at the date of termination in connection with a Change in Control, all options not vested will vest and become exercisable until the earlier of three (3) years following termination or the expiration of the options as granted. If Mr. Rossi holds any restricted securities at the date of termination in connection with a Change in Control, all restrictions will lapse, and all such securities will be unrestricted, vested and immediately payable. All of Mr. Rossi’s performance-based goals will also be deemed met in connection with termination by Change in Control in calculating bonus and other awards.

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

The Employment Agreement provides that the Company shall indemnify Mr. Rossi to the fullest extent permitted by law for all amounts (including, without limitation, judgments, fines, settlement payments, expenses and reasonable out-of-pocket attorneys’ fees) incurred or paid by Executive in connection with any action, suit, investigation or proceeding, or threatened action, suit, investigation or proceeding, arising out of or relating to the performance by Executive of services for, or the acting by Executive as a director, officer or Executive of, Company, or any subsidiary of the Company.

In addition to the foregoing, pursuant to the terms of the Employment Agreement, Mr. Rossi amended the Company’s Series A Preferred Stock Certificate of Designation to eliminate his right to convert his Series A Preferred Stock into 51% of the outstanding Common Stock of the Company. In consideration for Mr. Rossi agreeing to terminate his conversion rights, the Company issued Mr. Rossi an aggregate of 1,717,535 unregistered shares of Common Stock.

The table below set forth the outstanding equity awards held by our named executive officers at December 31, 2022.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)
Steven Rossi, CEO & Pres. (PEO)	100,000	(1)			5.5	August 6, 2026	2,000,000	(2)(3)	2,000,000

(1)	On August 6, 2021, we granted Steven Rossi an incentive stock option to purchase 100,000 shares of common stock for $5.50 per share under the Worksport Ltd. 2021 Equity Incentive Plan. The option vests 100% on the grant date. The expiration date of the option is August 6, 2026.

(2)	On November 11, 2022, 400,000 performance stock units (“PSUs”) granted to Steven Rossi on December 29, 2021 were modified. The PSUs will now vest in 5% increments according to a schedule that correlates with our stock price. The first 5% of the PSUs vest upon our stock price closing at $2.25. 50% will have vested at a closing price of $5.31 and 100% will have vested at a closing price of $13.76. As of December 31, 2022, no PSUs have vested.

(3)	On November 11, 2022, we granted Steven Rossi 1,600,000 restricted stock units that vest in equal installments of 200,000 pursuant to the completion of eight milestones. For one of these 200,000 installments, Steven Rossi has the opportunity to earn the greater of 200,000 restricted shares or the number of restricted shares equal to 3% of the value of a material accretive acquisition.

Equity Incentive Plans

2015 Equity Incentive Plan

In July 2015, our Board and shareholders adopted the Worksport Ltd. 2015 Equity Incentive Plan, effective as of July 5, 2015. The 2015 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2015 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of any affiliate and provide a means by which the eligible recipients may benefit from increases in value of our common stock. The Board reserved 500,000 shares of common stock issuable upon the grant of awards under the 2015 Plan. As of December 31, 2022, zero shares of common stock were available under the 2015 Plan.

2021 Equity Incentive Plan

On March 31, 2021, our Board and shareholders adopted the Worksport Ltd. 2021 Equity Incentive Plan. The 2021 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2021 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of any affiliate and provide a means by which the eligible recipients may benefit from increases in value of our common stock. The Board reserved 1,250,000 shares of common stock issuable upon the grant of awards under the 2021 Plan. As of December 31, 2022, 60,000 shares of common stock were available under the 2021 Plan.

2022 Equity Incentive Plan

In September 2022 and November 2022, our Board and shareholders, respectively, approved and adopted the Worksport Ltd. 2022 Equity Incentive Plan. The 2022 Plan authorizes the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock units, (vi) performance units, (vii) performance shares and (viii) other awards as the administrator may determine. The 2022 Plan is to be administered by the Board, the Compensation Committee or any other committee appointed by the Board. The 2022 Plan is intended to (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide incentives to individuals who perform services for us and (iii) promote the success of the business. A total of 750,000 shares of common stock have been reserved for the issuance of awards under the 2022 Plan. The 2022 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31st of the prior calendar year minus the total number of shares reserved and available for issuance under the 2015 Plan and 2021 Plan. As of December 31, 2022, 737,500 shares of common stock were available under the 2022 Plan.

Term

The 2022 Plan shall be in effect upon the adoption by the Board and remain in effect until the 10th anniversary of the date the Board approves and adopts the 2022 Plan, unless terminated earlier by the Board.

Lapsed Awards

If awards are surrendered, terminated, or expire without being exercised in whole or in part, new awards may be granted covering the shares of common stock not issued under such lapsed awards, subject to any restrictions that may be imposed by the Code.

Adjustment in Shares of Common Stock

In the event that any dividend or other distribution (whether in the form of cash, shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares or other securities of the Company, or other change in the corporate structure of the Company affecting the shares occurs, the administrator, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2022 Plan, will adjust the number and class of shares that may be delivered under the 2022 Plan and/or the number, class, and price of shares covered by each outstanding award, and the numerical share limits therein.

Non-Transferability

Unless determined otherwise by the administrator, an award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the participant, only by the participant. If the administrator makes an award transferable, such award may only be transferred (i) by will, (ii) by the laws of descent and distribution, (iii) to a revocable trust or (iv) as permitted by Rule 701 of the Securities Act.

Limitation on Number of Shares Subject to Awards

The maximum aggregate amount of cash that may be paid in cash during any calendar year (measured from the date of any payment) with respect to one or more awards payable in cash is $100,000.

Amendments to the 2022 Plan

The administrator may at any time amend, alter, suspend, or terminate the 2022 Plan. We will obtain shareholder approval of any 2022 Plan amendment to the extent necessary and desirable to comply with applicable laws. No amendment, alteration, suspension, or termination of the 2022 Plan will impair the rights of any participant, unless mutually agreed otherwise between the participant and the administrator, which agreement must be in writing and signed by the participant and the Company. Termination of the 2022 Plan will not affect the administrator’s ability to exercise the powers granted to it hereunder with respect to awards granted under the 2022 Plan prior to the date of such termination.

Options

Exercise Price

The per share exercise price for the shares to be issued pursuant to exercise of an option will be determined by the administrator but will be no less than 100% of the fair market value per share on the date of grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of our stock or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant. Notwithstanding the foregoing, options may be granted with a per share exercise price of less than 100% of the fair market value per share on the date of grant pursuant to a transaction described in, and in a manner consistent with, Section 424(a) of the Code.

Grant of Options

Each option will be designated in the award agreement as either an incentive stock option or a non-qualified stock option. However, notwithstanding such designation, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year (under all plans of the Company and any parent or subsidiary) exceeds $100,000, such options will be treated as non-qualified stock options. Incentive stock options will be taken into account in the order in which they were granted. The fair market value of the shares will be determined as of the time the option with respect to such shares is granted.

Exercise of Option

Any option granted hereunder will be exercisable according to the terms of the 2022 Plan and at such times and under such conditions as determined by the administrator and set forth in the award agreement. An option may not be exercised for a fraction of a share. An option will be deemed exercised when we receive: (i) notice of exercise (in such form as the administrator specifies from time to time) from the person entitled to exercise the option, and (ii) full payment for the shares with respect to which the option is exercised (together with any applicable withholding taxes).

Effect of Termination of Employment or Death or Disability

If a participant ceases to be a service provider, other than upon the participant’s termination as the result of the participant’s death or disability, the participant may exercise his, her, or its option within such period of time as is specified in the award agreement to the extent that the option is vested on the date of termination (but in no event later than the expiration of the term of such option as set forth in the award agreement). In the absence of a specified time in the award agreement, the option will remain exercisable for three months following the participant’s termination. Unless otherwise provided by the administrator, if on the date of termination the participant is not vested as to his, her, or its entire option, the shares covered by the unvested portion of the option will revert to the 2022 Plan. If after termination the participant does not exercise his, her, or its option within the time specified by the administrator, the option will terminate, and the shares covered by such option will revert to the 2022 Plan.

If a participant ceases to be a service provider as a result of the participant’s disability, the participant may exercise his or her option within such period of time as is specified in the award agreement to the extent the option is vested on the date of termination (but in no event later than the expiration of the term of such option as set forth in the award agreement). In the absence of a specified time in the award agreement, the option will remain exercisable for six (6) months following the participant’s termination. Unless otherwise provided by the administrator, if on the date of termination the participant is not vested as to his or her entire option, the shares covered by the unvested portion of the option will revert to the 2022 Plan. If after termination the participant does not exercise his or her option within the time specified herein, the option will terminate, and the shares covered by such option will revert to the 2022 Plan.

If a participant dies while a service provider, the option may be exercised within such period of time as is specified in the award agreement to the extent that the option is vested on the date of death (but in no event may the option be exercised later than the expiration of the term of such option as set forth in the award agreement), by the participant’s designated beneficiary, provided such beneficiary has been designated prior to participant’s death in a form acceptable to the administrator. If no such beneficiary has been designated by the participant, then such option may be exercised by the personal representative of the participant’s estate or by the person(s) to whom the option is transferred pursuant to the participant’s will or in accordance with the laws of descent and distribution. In the absence of a specified time in the award agreement, the option will remain exercisable for six (6) months following participant’s death. Unless otherwise provided by the administrator, if at the time of death participant is not vested as to his or her entire option, the shares covered by the unvested portion of the option will continue to vest in accordance with the award agreement. If the option is not so exercised within the time specified herein, the option will terminate, and the shares covered by such option will revert to the 2022 Plan.

Change of Control

In the event of a merger of the Company with or into another corporation or other entity or a change in control, each outstanding option will be treated as the administrator determines without a participant’s consent.

Stock Appreciation Rights

Grant of Stock Appreciation Rights

Subject to the terms and conditions of the 2022 Plan, a stock appreciation right may be granted to service providers at any time and from time to time as will be determined by the administrator, in its sole discretion.

Number of Shares

The administrator will have complete discretion to determine the number of stock appreciation rights granted to any participant.

Exercise Price and Other Terms

The administrator, subject to the provisions of the 2022 Plan, will have complete discretion to determine the terms and conditions of stock appreciation rights granted under the 2022 Plan; provided, however, that the exercise price will be not less than 100% of the fair market value of a share on the date of grant.

Agreement, Expiration, and Payment

Each stock appreciation right grant will be evidenced by an award agreement that will specify the exercise price, the term of the stock appreciation right, the conditions of exercise, and such other terms and conditions as the administrator, in its sole discretion, will determine. A stock appreciation right granted under the 2022 Plan will expire upon the date determined by the administrator, in its sole discretion, and set forth in the award agreement; provided, however, that the term will be no more than 10 years from the date of grant thereof. Upon exercise of a stock appreciation right, a participant will be entitled to receive payment from the Company in an amount determined by multiplying: (i) the difference between the fair market value of a share on the date of exercise over the exercise price; times (ii) the number of shares with respect to which the stock appreciation right is exercised. At the discretion of the administrator, the payment upon stock appreciation right exercise may be in cash, in shares of equivalent value, or in some combination thereof.

Restricted Stock

Grant of Restricted Stock

Subject to the terms and provisions of the 2022 Plan, the administrator, at any time and from time to time, may grant shares of restricted stock to service providers in such amounts as the administrator, in its sole discretion, will determine.

Agreement

Each award of restricted stock will be evidenced by an award agreement that will specify the period of restriction, the number of shares granted, and such other terms and conditions as the administrator, in its sole discretion, will determine. Unless the administrator determines otherwise, the Company as escrow agent will hold shares of restricted stock until the restrictions on such shares have lapsed.

Transferability

Except as provided otherwise in the 2022 Plan, shares of restricted stock may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction. The administrator, in its sole discretion, may impose such other restrictions on shares of restricted stock as it may deem advisable or appropriate.

Voting Rights

During the period of restriction, service providers holding shares of restricted stock granted hereunder may exercise full voting rights with respect to those shares, unless the administrator determines otherwise.

Dividends, Other Distributions, and Return

During the period of restriction, service providers holding shares of restricted stock will be entitled to receive all dividends and other distributions paid with respect to such shares unless otherwise provided in the award agreement. If any such dividends or distributions are paid in shares, the shares will be subject to the same restrictions on transferability and forfeitability as the shares of restricted stock with respect to which they were paid. On the date set forth in the award agreement, the restricted stock for which restrictions have not lapsed will revert to the Company and again will become available for grant under the 2022 Plan.

Restricted Stock Units

Grant of Restricted Stock Units

Restricted stock units may be granted at any time and from time to time as determined by the administrator. Each restricted stock unit grant will be evidenced by an award agreement that will specify such other terms and conditions as the administrator, in its sole discretion, will determine, including all terms, conditions, and restrictions related to the grant, the number of restricted stock units and the form of payout, which may be left to the discretion of the administrator.

Vesting Criteria and Other Terms

The administrator will set vesting criteria in its discretion, which, depending on the extent to which the criteria are met, will determine the number of restricted stock units that will be paid out to the participant. After the grant of restricted stock units, the administrator, in its sole discretion, may reduce or waive any restrictions for such restricted stock units. Each award of restricted stock units will be evidenced by an award agreement that will specify the vesting criteria and such other terms and conditions as the administrator, in its sole discretion, will determine. The administrator, in its discretion, may accelerate the time at which any restrictions will lapse or be removed. Upon meeting the applicable vesting criteria, the participant will be entitled to receive a payout as specified in the award agreement. On the date set forth in the award agreement, all unearned restricted stock units will be forfeited to us.

Performance Units and Performance Shares

Grant of Performance Units/Shares

Performance units and performance shares may be granted to service providers at any time and from time to time, as will be determined by the administrator, in its sole discretion. The administrator will have complete discretion in determining the number of performance units/shares granted to each participant.

Value of Performance Units/Shares

Each performance unit will have an initial value that is established by the administrator on or before the date of grant. Each performance share will have an initial value equal to the fair market value of a share on the date of grant.

Performance Objections and Other Terms

The administrator will set performance objectives or other vesting provisions. The administrator may set vesting criteria based upon the achievement of Company-wide, business unit, or individual goals (including, but not limited to, continued employment), or any other basis determined by the administrator in its discretion. Each award of performance units/shares will be evidenced by an award agreement that will specify the performance period, and such other terms and conditions as the administrator, in its sole discretion, will determine. After the applicable performance period has ended, the holder of performance units/shares will be entitled to receive a payout of the number of performance units/shares earned by the participant over the performance period, to be determined as a function of the extent to which the corresponding performance objectives or other vesting provisions have been achieved. After the grant of a performance unit/share, the administrator, in its sole discretion, may reduce or waive any performance objectives or other vesting provisions for such performance unit/share. On the date set forth in the award agreement, all unearned or unvested performance units/shares will be forfeited to the Company and, again, will be available for grant under the 2022 Plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board has the authority to fix the compensation of directors.

During 2022, Steven Rossi, Lorenzo Rossi, Craig Loverock, Bill Caragol, and Ned L. Siegel were compensated for their services.

Director Compensation

As of December 31, 2022

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Craig Loverock	14,292 (	1)	-	-	-	-	14,292
William Caragol	30,000		-	-	-	-	30,000
Ned L. Siegel	30,000		-	-	-	-	30,000

(1) Payments were made in CAD and converted to USD per the exchange rate as of the date of each payment, of which include $2,713, $2,631, $2,473, $828, $2,813, $2,835 on March 31, 2022, June 30, 2022, September 29, 2022, October 31, 2022, November 30, 2022, and December 31, 2022, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by (a) each shareholder who is known to us to beneficially own more than 5% of our common stock, (b) directors, (c) our executive officers, and (d) all executive officers and directors as a group. Beneficial ownership is determined according to the SEC rules, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options, warrants and other securities convertible or exercisable into shares of common stock, provided that such securities are currently exercisable or convertible within 60 days of March 31, 2023. Each director or officer, as the case may be, has furnished us with information with respect to their beneficial ownership. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their common stock.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (2)
Directors and Executive Officers:

Steven Rossi (3) —CEO, President, and Chairman	2,592,538	15.08%

Michael Johnston —CFO	—	—

Lorenzo Rossi —Director	—	—

Craig Loverock —Director	60,000 (4)	* %

William Caragol —Director	60,000 (5)	* %

Ned L. Siegel —Director	60,000 (6)	* %

All officers and directors as a group (6 persons)	2,772,538	16.13%

5%+ Shareholders:
AI Media Data LLC (7)	1,525,000	8.77%

Leonite Fund I, LP	894,134	5.21%

*Less than 1%.

(1) Unless otherwise indicated, the address for each person is c/o Worksport Ltd., 55G East Beaver Creek Rd., Richmond Hill, Ontario, L4B 1E5, Canada.

(2) Based on 17,159,376 shares of common stock outstanding as of March 31, 2023.

(3) Includes 100,000 shares of common stock issuable upon the exercise of vested options at a price of $5.5 per share until August 6, 2021. Mr. Rossi also owns 100 shares of Series A Preferred Stock entitling him to 51% of the voting power of the corporation.

(4) Includes (i) 15,000 shares of restricted shares of common stock granted on September 6, 2021 and that vested on September 6, 2021, (ii) 15,000 shares of common stock issuable upon the exercise of vested options at a price of $5.50 per share until August 6, 2031, (iii) 10,000 shares of common stock issuable upon the exercise of vested options at a price of $2.51 per share until December 29, 2031 and (iv) 20,000 shares of common stock issuable upon the exercise of vested options at a price of $1.66 per share until January 30, 2033.

(5) Includes (i) 15,000 shares of restricted shares of common stock granted on September 6, 2021 and that vested on January 1, 2022, (ii) 15,000 shares of common stock issuable upon the exercise of vested options at a price of $5.50 per share until August 6, 2031, (iii) 10,000 shares of common stock issuable upon the exercise of vested options at a price of $2.51 per share until December 29, 2031 and (iv) 20,000 shares of common stock issuable upon the exercise of vested options at a price of $1.66 per share until January 30, 2033.

(6) Includes (i) 15,000 shares of restricted shares of common stock granted on September 6, 2021 and that vested on January 1, 2022, (ii) 15,000 shares of common stock issuable upon the exercise of vested options at a price of $5.50 per share until August 6, 2031, (iii) 10,000 shares of common stock issuable upon the exercise of vested options at a price of $2.51 per share until December 29, 2031 and (iv) 20,000 shares of common stock issuable upon the exercise of vested options at a price of $1.66 per share until January 30, 2033.

(7) Includes (i) 250,000 restricted shares of common stock and 600,000 shares of common stock issuable upon the exercise of vested warrants held by Wesley van de Wiel, (ii) 225,000 shares of common stock issuable upon the exercise of vested stock options held by Wesley van de Wiel, and (ii) 700,000 vested RSUs held by AI Media Data LLC, an entity of which Mr. Wesley Van De Wiel is the control person. The address for Mr. Van De Wiel is Borodinstraat 164,5011 HE Tilburg, Noord Brabant -The Netherlands.

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Changes in Control

There are no arrangements, to our knowledge, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Forbes Anderson Limited, an accounting firm based in Ontario, Canada and managed by Worksport’s Chief Financial Officer, Michael Johnston, received $$124,988 for services rendered within the year ending December 31, 2022.

Otherwise, except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

Related Person Transaction Policy

Under our policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of our Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our Audit Committee, or other independent body of our Board, will take into account the relevant available facts and circumstances including, but not limited to:

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

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee, or other independent body of our Board of Directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our shareholders, as our Audit Committee, or other independent body of our Board, determines in the good faith exercise of its discretion.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our former independent auditor, Haynie & Company billed an aggregate of $100,200 and $121,630 for the fiscal years ended December 31, 2022 and December 31, 2021, respectively, for professional services rendered for the audit of our 2021 annual financial statements and review of the financial statements included in our quarterly reports. On November 15, 2022, Haynie & Company resigned as the Company’s independent public accountants.

During the year ended 2021 and for the period from January 1, 2022 until November 15, 2022, we engaged Haynie & Company as our independent registered accounting firm. For the years ended December 31, 2022 and 2021, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2022	2021
Audit Fees	$84,000	$95,400
Audit-Related Fees (1)	$16,200	$26,230
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$100,200	$121,630

(1)	Fees incurred in conjunction with consents for various registration statements filed during years.

On November 18, 2022, we appointed Lumsden & McCormick, LLP to serve as our independent auditor. Our independent auditor billed an aggregate of $4,000 through December 31, 2022 for professional services rendered for the audit of our 2022 annual financial statements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.:	Description:
3.1	Amended and Restated Articles of Incorporation of Worksport Ltd. filed with the Nevada Secretary of State on May 7, 2021 (8)
3.1.1	Amended and Restated Certificate of Designation of the Series A Preferred Stock filed with the Nevada Secretary of State on March 20, 2019 (8)
3.1.2	Series B Preferred Stock Certificate of Designation filed with the Nevada Secretary of State on May 18, 2020 (8)
3.1.3	Amendment to the Amended and Restated Certificate of Designation of the Series A Preferred Stock filed with the Nevada Secretary of State on May 7, 2020 (8)
3.1.4	Amendment to the Amended and Restated Articles of Incorporation filed May 21, 2021 effecting the 1-for-20 Reverse Stock Split (10)
3.2	Amended and Restated Bylaws adopted on March 31, 2021 (8)
3.3	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc. (1)
4.1*	Description of Registrant’s Securities
4.2	Form of Warrant Agent Agreement and Form of Warrant (10)
4.3	Form of Representative Warrant (11)
4.4	Form of Common Stock Purchase Warrant used in 2021 Private Placement (11)
10.1	Broker-Dealer Agreement, dated September 15, 2020, between Worksport Ltd. and Dalmore Group, LLC (6)
10.2	Patent License Agreement, dated November 26, 2014 (3)
10.3	Corporate Advisory Services Agreement between Worksport Ltd. and Belair Capital Partners, Inc., dated May 1, 2014 (3)
10.4	Shipping Agreement with Federal Express (Fedex) dated September 26, 2014 (3)

10.5	Shipping Agreement with United Parcel Service (UPS) dated March 31, 2014 (3)
10.6	Warehousing and Shipping with JBF Express dated July 24, 2013 (3)
10.7	Continuous Importation Bond with Globe Express Services (3)
10.8	Business Services Agreement, between 1369781 and Worksport Ltd, dated July 1, 2015 (4)
10.9	Business Services Agreement, between 2224342 and Worksport Ltd, dated July 23, 2015 (4)
10.10	Services Agreement, between Marchese and Worksport Ltd., dated July 3, 2015 (4)
10.11	Services Agreement, between JAAM and Worksport Ltd, dated July 15, 2015 (4)
10.12	Software as a Service Agreement, dated September 16, 2020, between Worksport Ltd. and Novation Solutions Inc. (o/a DealMaker) (6)
10.14†	Employment Agreement, dated May 10, 2021, between Worksport Ltd. and Steven Rossi (7)
10.15†	Worksport Ltd. 2015 Equity Incentive Plan (10)
10.16	Lease Agreement, dated April 16, 2021, between Worksport Ltd. and Majorcon Holdings, Inc. re 7299 East Danbro Crescent (10)
10.17	Lease Agreement, dated April 30, 2018, between Worksport Ltd. and N.H.D. Developments Limited re 41 Courtland Avenue (10)
10.18	Form of Subscription Agreement for 2021 Private Placement (11)
10.19†	Worksport Ltd. 2015 Equity Incentive Plan (10)
10.20*†	Worksport Ltd. 2021 Equity Incentive Plan
10.21*†	Worksport Ltd. 2022 Equity Incentive Plan
10.22	At the Market Offering Agreement, dated September 30, 2022, by and between the Company and H.C. Wainwright & Co., LLC. (12)
10.23†	Performance Stock Unit award, dated November 11, 2022, to Steven Rossi (13)
10.24†	Performance Stock Unit award, dated November 11, 2022, to Lorenzo Rossi (13)
10.25†	Restricted Stock award, dated November 11, 2022, to Steven Rossi (13)
10.26*	Agreement dated as of January 30, 2023, between Worksport Ltd. and Wesley Van de Wiel.
14.1	Code of Ethics (9)
21.1*	List of Subsidiaries
23.1*	Consent of Haynie & Company
23.2*	Consent of Lumsden & McCormick, LLP
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File.

†Management compensatory plan.

*Filed herewith.

**Furnished herewith and not to be incorporated by reference into any filing of Worksport Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.

(1)	Filed as an exhibit to the Company’s Form 10-Q filed April 24, 2009.

(2)	Filed as an exhibit to the Company’s Form 1-A filed on July 15, 2020.

(3)	Filed as an exhibit to the Company’s Form 8-K filed on December 17, 2014.

(4)	Filed as an exhibit to the Company’s Form S-1 filed on July 21, 2015.

(5)	Filed as an exhibit to the Company’s Form 1-A/A filed on September 10, 2020.

(6)	Filed as an exhibit to the Company’s Form 1-A/A filed on September 29, 2020.

(7)	Filed as an exhibit to the Company’s Form 8-K filed on May 12, 2021.

(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on May 14, 2021.

(9)	Filed as an exhibit to the Company’s Form 8-K filed July 2, 2021.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed on July 8, 2021.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed on July 16, 2021.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on September 30, 2022.

(13)	Filed as an exhibit to the Company’s Form 10-Q filed November 14, 2022.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSPORT LTD

Dated: March 31, 2023	/s/ Steven Rossi
Steven Rossi
President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Rossi	President, Chief Executive Officer and	March 31, 2023
Steven Rossi	Chairman of the Board of Directors(Principal Executive Officer)

/s/ Michael Johnston	Chief Financial Officer	March 31, 2023
Michael Johnston	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lorenzo Rossi	Director	March 31, 2023
Lorenzo Rossi

/s/ Craig Loverock	Director	March 31, 2023
Craig Loverock

/s/ William Caragol	Director	March 31, 2023
William Caragol

/s/ Ned L. Siegel	Director	March 31, 2023
Ned L. Siegel

