Form 10-Q
period 2023-03-31
Worksport Ltd
filed 2023-05-15
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2023

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

As of May 15, 2023, the Registrant had 17,163,810 shares of common stock, par value $0.0001 per share, issued and outstanding.

WORKSPORT LTD.

Worksport Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,489,214	$14,620,757
Accounts receivable net	100,614	62,601
Other receivable	272,555	268,032
Inventory (note 4)	1,603,795	1,346,372
Prepaid expenses and deposits (note 5)	2,238,968	2,034,345
Total Current Assets	14,705,146	18,332,107
Investments (note 12)	90,731	24,423
Property and Equipment, net (note 6)	12,793,184	11,900,672
Right-of-use asset, net (note 13)	1,166,396	1,238,055
Intangible Assets, net	1,340,775	1,268,873
Total Assets	$30,096,232	$32,764,130
Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$2,021,506	$2,028,305
Payroll taxes payable	10,110	-
Related party loan (note 10)	2,192	46,096
Current lease liability (note 13)	399,011	387,329
Total Current Liabilities	2,432,819	2,461,730
Long Term – Lease Liability (note 13)	780,312	884,146
Loan payable (note 14)	5,300,000	5,300,000
Total Liabilities	8,513,131	8,645,876

Shareholders’ Equity
Series A & B Preferred Stock, $0.0001 par value, 100,100 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 9)	-	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 17,159,376 shares issued and outstanding, respectively (note 9)	1,716	1,716
Additional paid-in capital	57,275,920	56,919,625
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	1,223,111	591,289
Accumulated deficit	(36,907,489)	(33,384,219)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity	21,583,101	24,118,254
Total Liabilities and Shareholders’ Equity	$30,096,232	$32,764,130

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months ended March 31,
	2023	2022
Net Sales	$31,925	$47,784
Cost of Goods Sold	19,757	37,977
Gross Profit	12,168	9,807

Operating Expenses
General and administrative	2,129,612	600,858
Sales and marketing	544,351	720,488
Professional fees	868,611	1,487,579
Gain on foreign exchange	(458)	(1,338)
Total operating expenses	3,542,116	2,807,587
Loss from operations	(3,529,948)	(2,797,780)

Other Income (Expense)
Interest expense	(165,099)	(25,095)
Interest income	119,828	5,266
Rental income (note 18)	44,456	-
Gain on settlement of debt	7,493	-
Total other income (expense)	6,678	(19,829)

Net Loss	$(3,523,270)	$(2,817,609)

Loss per Share (basic and diluted)	$(0.21)	$(0.17)
Weighted Average Number of Shares (basic and diluted)	17,159,376	16,988,033

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2022	100	$0	16,951,034	$1,696	$54,608,472	$(1,577)	$430,116	$(20,849,805)	$(8,580)	$34,180,322
Issuance for services and subscriptions payable	-	-	50,000	5	604,397	-	(64,847)	-	-	539,555
Net loss	-	-	-	-	-	-	-	(2,817,609)	-	(2,817,609)
Balance at March 31, 2022	100	$0	17,001,034	$1,701	$55,212,869	$(1,577)	$365,269	$(23,667,414)	$(8,580)	$31,902,268

Balance at January 1, 2023	100	$0	17,159,376	$1,716	$56,919,625	$(1,577)	$591,289	$(33,384,219)	$(8,580)	$24,118,254
Issuance for services and subscriptions payable	-	-	-	-	356,295	-	631,822	-	-	988,117
Net loss	-	-	-	-	-	-	-	(3,523,270)	-	(3,523,270)
Balance at March 31, 2023	100	$0	17,159,376	$1,716	$57,275,920	$(1,577)	$1,223,111	$(36,907,489)	$(8,580)	$21,583,101

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	2023	2022
Operating Activities
Net Loss	$(3,523,270)	$(2,817,609)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	1,453,617	1,224,677
Depreciation and amortization	194,974	52,839
Accrued interest	-	7,874
Change in operating lease	(20,493)	(55,505)
	(1,895,172)	(1,587,724)
Changes in operating assets and liabilities (note 11)	(1,039,238)	(554,762)
Net cash used in operating activities	(2,934,410)	(2,130,184)

Cash Flows from Investing Activities
Investment	(66,308)	-
Purchase of property and equipment	(1,086,921)	(614,046)
Net cash used in investing activities	(1,153,229)	(614,046)

Financing Activities
Shareholder Assumption of Debt	(43,904)	(1,863)
Net cash used in financing activities	(43,904)	(1,863)

Change in cash	(4,131,543)	(2,758,395)
Cash, restricted cash and cash equivalents - beginning of year	14,620,757	28,567,333
Cash, restricted cash and cash equivalents end of period	$10,489,214	$25,808,938
Supplemental Disclosure of non-cash investing and financing Activities
Shares issued for purchase of software	$72,467	$141,781
Shares base compensation	$988,117	$604,401
Supplemental Disclosure of cash flow information
Income tax paid	-	-
Interest paid	159,156	-

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Business Condition

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

On May 21, 2021, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1-for-20 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of the NASDAQ. The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021, and the FINRA corporate action was announced on August 3, 2021. FINRA declared the 1-for-20 reverse stock split effective on August 4, 2021. These condensed consolidated financial statements, including prior period comparative share amounts, have been retrospectively restated to reflect this reverse split.

Terravis Energy, Inc. (“Terravis”) was incorporated in the State of Colorado on May 5, 2021. On August 20, 2021, the Company was issued 100 common shares at par value of $0.0001 per share for a controlling interest in Terravis. During the year ended December 31, 2022, the Company was issued an additional 9,990,900 common shares of Terravis at par value of $0.0001 per share.

On January 20, 2022, the board of directors of Terravis and the board of directors of the Company, as the sole stockholder of Terravis, adopted the Terravis Energy, Inc. 2022 Equity Incentive Plan (the “Terravis 2022 Plan”). Under the Terravis 2022 Plan, Terravis’ board of directors or a committee designated by the board of directors may grant incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights to eligible participants consisting of employees of Terravis, member of Terravis’ board of directors, advisors and consultants to Terravis. The Terravis board of directors authorized and reserved 1,500,000 shares of Terravis common stock under the Terravis 2022 Plan, subject to adjustment for any stock splits of Terravis’ common stock or reorganization, recapitalization, or acquisition of Terravis.

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

b) Statement of Compliance

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as issued by the Financial Accounting Standards Board (“FASB”).

c) Basis of Measurement

The Company’s financial statements have been prepared on the accrual basis.

d) Consolidation

The Company’s condensed consolidated financial statements consolidate the accounts of the Company. All intercompany transactions, balances and unrealized gains or losses from intercompany transactions have been eliminated upon consolidation.

e) Functional and Reporting Currency

These condensed consolidated financial statements are presented in United States dollars (USD or US$). The functional currency of the Company and its subsidiaries are United States dollar. For purposes of preparing these condensed consolidated financial statements, transactions denominated in Canadian dollars (CAD or C$) were converted to United States dollars at the spot rate. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying condensed consolidated statement of operations.

f) Use of Estimates

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

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2023, the Company had net loss of $3,523,270 (2022- $2,817,609). As at March 31, 2023, the Company has working capital of $12,272,327 (December 31, 2022 - $15,870,377) and had an accumulated deficit of $36,907,489 (December 31, 2022 - $33,384,219). The Company has never generated profit from operations and relies on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase. As of March 31, 2023, the Company had working capital of $12,272,327 (December 31, 2022 – $15,870,377) and an accumulated deficit of $36,907,489 (December 31, 2022 - $33,384,219). As of March 31, 2023, the Company had cash and cash equivalents of $10,489,214 (December 31, 2022 - $14,620,757). Despite the company almost having completed its purchasing of large manufacturing machinery, operational costs are expected to remain elevated and, thus, decrease cash and cash equivalents. Concurrently, the Company intends to begin manufacturing and increasing sales volumes within 2023, which should mitigate the effects of operational costs on cash and cash equivalents; this view is supported by the fact that the manufacturing facility of the Company is near completion and is expected to start generating more substantial revenue in the second quarter of 2023, barring unforeseeable delays.

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

3. Significant Accounting Policies

The accounting polices used in the preparation of these condensed consolidated interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2022.

4. Inventory

Inventory consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Finished goods	$1,319,427	$1,200,759
Promotional items	101,660	50,790
Raw materials	182,708	94,823
	$1,603,795	$1,346,372

5. Prepaid expenses and deposits

As of March 31, 2023 and December 31, 2022 prepaid expenses and deposits consists of the following:

	March 31, 2023	December 31 , 2022
Consulting, services and advertising	$775,833	$1,313,799
Insurance	8,314	20,781
Deposit	1,454,821	699,765
	$2,238,968	$2,034,345

As of March 31, 2023 prepaid expense and deposit consists of $775,833 (December 31, 2022- $1,313,799) in prepaid consulting, services and advertising for third party consultants through the issuance of shares and stock options.

6. Property and Equipment

Major classes of property and equipment as at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Equipment	$3,406,725	$2,344,946
Furniture	143,449	143,449
Product molds	122,675	122,675
Computers	88,236	78,885
Leasehold improvements	691,562	675,751
Building	6,079,410	6,079,410
Land	2,239,405	2,239,405
Automobile	168,497	168,497
Deposits	605,000	605,000
Less accumulated depreciation	(751,775)	(557,346)
	$12,793,184	$11,900,672

7. Promissory Notes

The following tables shows the balance of the notes payable as of March 31, 2023 and December 31, 2022:

Balance as at December 31, 2021	$263,211
Settlement	(263,211)
Balance as at December 31, 2022 and March 31, 2023	$-

During the year ended December 31, 2022, the Company and promissory note holder reached an agreement to settle all outstanding promissory notes and interest for $100,000. As a result of the settlement, the Company recognized a gain on settlement of debt of $163,211. Additionally, as a part of this settlement, there was accrued interest on these promissory notes included in accounts payable on the accompanying condensed consolidated balance sheets totaling $139,121 that was also settled; accordingly, the Company recognized a gain on settlement of debt for this amount.

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

During the year ended December 31, 2016, the Company issued a secured promissory note in the principal amount of $73,452 ($123,231 CAD). During the year ended December 31, 2018, the Company issued two additions to the original unsecured promissory note of July 2016, totaling $22,639 ($30,884 CAD). The secured promissory note bore interest at a rate of 18% per annum. The payment terms of the original note including these additions were due “upon completion of going public on the Canadian Securities Exchange, with no change in interest rate.” The secured promissory note was secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of the secured promissory notes to be due on April 1, 2021. During the year ended December 31, 2022, the Company and promissory note holder reached an agreement to settle all outstanding promissory notes and interest, noted above. As of December 31, 2022, principal balance owing was $nil. As of March 31, 2023 and December 31, 2022, the accrued interest on this note payable was $nil.

During the year ended December 31, 2016, the Company issued secured promissory notes in the aggregate principal amount of $79,000. The secured promissory notes bore interest at a rate of 18% per annum, payable monthly. The secured promissory notes were secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of all secured promissory notes to be due on April 1, 2021. During the year ended December 31, 2022, the Company and promissory note holder reached an agreement to settle all outstanding promissory notes and interest, noted above. As of March 31, 2023 and December 31, 2022, the principal balance owing was $nil.

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

The note carried an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees, and other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. On February 28, 2020, the Company recorded $198,715, consisting of $182,500 for principal and $16,215 as an original issue discount. On September 1, 2020, the Company recorded an additional $310,322, consisting of $285,000 for principal and $25,322 as an original issue discount. As of December 31, 2021, the Company has recorded $509,037, consisting of $467,500 for principal and $41,537 as an original issue discount. Furthermore, the Company issued 22,500 shares of common stock valued at $123,390 and a debt-discount related to the warrants valued at $344,110. During the year ended December 31, 2020, Leonite converted $226,839 of the convertible promissory note into 126,022 common shares at $1.80 per share. The original value of the convertible note converted was $182,565. As a result the Company recognized a loss of $44,274 on settlement of debt. During the year ended December 31, 2021, Leonite converted its remaining outstanding principal and interest into common shares. Leonite received 204,622 common shares at $1.80 per share valued at $368,319. The original value of the convertible note converted including interest was $325,667. As a result, the Company recognized a loss of $42,651 on settlement of debt. In connection with the settlement, the Company expensed the remaining $148,027 of the original debt discount to interest expense. As of March 31, 2023 and December 31, 2022, the convertible promissory note has been repaid in full.

9. Shareholders’ Equity (Deficit)

During three months ended March 31, 2023, the following transactions occurred:

The Company recognized consulting expense of $631,822 to share subscriptions payable from restricted shares and stock options to be issued. As of March 31, 2023, the restricted shares have not been issued.

Refer to notes 16 and 17 for additional shareholders’ equity (deficit).

During three months ended March 31, 2022, the following transactions occurred:

During the three months ended March 31, 2022, the Company issued 10,000 common shares to a consultant for services received valued at $86,000, $66,329 of which was issued from share subscriptions payable. During the same period the Company issued 40,000 common shares for consulting services valued at $86,400.

During the three months ended March 31, 2022, the Company recognized consulting expense of $1,482 to share subscriptions payable from restricted shares issued during the year ended December 31, 2021. As of March 31, 2022, the restricted shares have not been issued.

Refer to note 16 and 17 for additional shareholders’ equity (deficit).

As of March 31, 2023, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regard to the Company’s residual assets. During the three months ended March 31, 2023, the Company was authorized to issue 100 shares of its Series A and 100,000 Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 299 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock, per share of preferred stock.

10. Related Party Transactions

During the three months ended March 31, 2023, the Company recorded salaries expense of $121,410 (2022 - $80,672) for the Company’s CEO. During the same period, the Company recorded salaries expense of $76,938 (2022 - $67,226) to an officer and director of the Company. As of March 31, 2023 the Company has a payable of $2,192 to the CEO.

Refer to note 17 for additional related party transactions.

11. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022
Decrease (increase) in accounts receivable	$(38,013)	$6,733
Decrease (increase) in other receivable	(4,523)	106,413
Decrease (increase) in inventory	(257,423)	(290,041)
Decrease (increase) in prepaid expenses and deposits	(742,590)	(430,916)
Increase (decrease) in lease liability	-	59,612
Increase (decrease) in taxes payable	10,110	(112,189)
Increase (decrease) in accounts payable and accrued liabilities	(6,799)	105,626
	$(1,039,238)	$(554,762)

12. Investments

a)	During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares of a privately owned US-based mobile phone development company for $50,000 – representing a 10% equity stake. The shares have been issued to the Company. As of March 31, 2023 and December 31, 2022, the Company had advanced a total of $24,423 and is advancing tranches of capital as required by the Company.

b)	During the three months ended March 31, 2023, the Company purchased $66,308 ($90,000 CAD) of Guaranteed Investment Certificate (“GIC”). The GIC bears a variable interest rate and will mature on February 27, 2024. The anticipated earned interest on the GIC at maturity is $2,818 ($3,825 CAD).

13. Operating Lease Obligations

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

The Company’s right-of-use asset and lease liability as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Right-of-use asset	$1,166,396	$1,238,055
Current lease liability	$399,011	$387,329
Long-term lease liability	$780,312	$884,146

The following is a summary of the Company’s total lease costs:

	March 31, 2023	March 31, 2022
Operating lease cost	$126,034	$70,501

The following is a summary of cash paid during the three months ended March 31, 2023 and 2022 for amounts included in the measurement of lease liabilities:

	March 31, 2023	March 31, 2022
Operating cashflow	$122,156	$70,501

Maturities of lease liability are as follows:

Future minimum lease payments as of March 31, 2023:

2023	$370,870
2024	361,298
2025	269,645
2026	277,767
2027 and thereafter	117,158
Total future minimum lease payments	1,396,738
Less: amount representing interest	(217,415)
Present value of future payments	1,179,323
Current portion	399,011
Long term portion	$780,312

14. Loan payable

a)	During the year ended December 31, 2022, the Company entered into a loan agreement with a third party for the purchase of property located in West Seneca, New York, the details of which are disclosed in the Company’s Form 8-K filed with the United States Securities and Exchange Commission on May 11, 2022. The Company received $5,300,000 with an interest rate of prime plus 2.25% with an initial maturity date of May 10, 2024 and the option to extend the loan for an additional year. In order to service the loan throughout the term, the Company deposited $667,409 in a restricted account. As of March 31, 2023 the balance in the restricted account was $309,513 (December 31, 2022 - $411,016) and is included in cash and cash equivalents on the accompanying balance sheet.

b)	During the year ended December 31, 2020, the Company received $28,387 ($40,000 CAD) interest-free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2023 resulted in loan forgiveness of 25 percent (25%). As of September 30, 2022, the Company has made repayment of $28,387 ($40,000 CAD) and, as of February 14, 2023, received the forgiven debt of $7,493 ($10,000 CAD). As at March 31, 2023 and December 31, 2022, there are no amounts owing, and the loan has been fully settled.

15. Loss per Share

For the three months ended March 31, 2023, loss per share is $0.21 (basic and diluted) compared to that of the three months ended March 31, 2022 of $0.17 (basic and diluted) using the weighted average number of shares of 17,159,376 (basic and diluted) and 16,988,033 (basic and diluted), respectively.

There are 299,000,000 shares authorized and 17,159,376 and 17,001,034 shares issued and outstanding, as at March 31, 2023 and 2022, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As at March 31, 2023, the Company has 3,939,924 warrants convertible to 4,239,924 common shares, 2,815,212 restricted stock to be issued, 700,000 performance stock units and 1,195,106 stock options exercisable for 1,195,106 common shares for a total underlying common shares of 8,950,242. As at March 31, 2022, the Company had 5,586,523 warrants convertible to 6,577,513 common shares, 1,070,000 restricted stock to be issued, and 722,500 stock options exercisable for 722,500 common shares and 700,00 performance stock units for a total underlying common shares of $9,070,013.

16. Warrants

During the three months ended March 31, 2023, the Company and a stock options holder reached an agreement to cancel all 400,000 stock options in exchange for extending the exercisable period of 300,000 warrants to December 31, 2024.

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

During the year ended December 31, 2021, the Company and warrant holder reached an agreement to amend a previous warrant agreement. The Company issued an additional 150,000 warrants for a total of 250,000 warrants valued at $37,000. The exercisable period of the warrants was also amended to a period of five years beginning on January 14, 2021. The warrants are convertible to 1 common share each exercisable at $2 per share. During the year ended December 31, 2022 the warrants were exercised on a cashless basis for 73,321 common shares.

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

As of March 31, 2023, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$4.00	300,000	1.76	December 31, 2024
$6.05	3,446,515	1.35	August 3, 2024
$6.05	130,909	1.35	August 6, 2024
$2.40	62,500	1.97	March 20, 2025
	3,939,924	1.56

	March 31, 2023		December 31, 2022
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	3,939,924	$5.84	5,652,827	$5.14
Issuance	-	$-	130,909	$6.05
Expired	-	$-	(1,593,691)	$(4.00)
Exercise	-	$-	(250,121)	$(2.00)
Balance, end of period	3,939,924	$5.84	3,939,924	$5.84

17. Stock Options and Performance Share Units

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

Performance Share Units

On November 11, 2022, 700,000 performance stock units (“PSUs”) granted December 29, 2021, as described below, were modified to include new terms pertaining to the PSU vesting schedule. The PSUs vest in 5% increments according to the modified schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $2.25. 50% will have vested at a closing price of $5.31, and 100% will have vested at a closing price of $13.76. The fair value of the PSUs was estimated to be $1,254,460. As of March 31, 2023, no PSUs have vested, and the Company recognized $62,723 (2022 - $0) in consulting expense.

On December 29, 2021, the Company granted 400,000 and 300,000 performance stock units (“PSUs”) to the Company’s Chief Executive Officer and a director, respectively. The PSUs were to vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs was to have vested upon the Company’s stock price closing at $3.00. 50% was to have vested at a closing price of $16.50, and 100% was to have vested at a closing price of $31.50. The fair value of the PSUs was estimated to be $1,344,570. As of March 31, 2023, no PSUs have vested, and the Company recognized $0 (2022 - $115,400) in consulting expenses.

Stock Options

The Company uses the Black-Scholes option pricing model to determine fair value of stock options on the grant date.

During the three months ended March 31, 2023, the Company issued 65,000 stock options to employees and a consultant with an exercise price of $1.53 and expiring on March 14, 2033. The options shall vest in two equal installments on March 14, 2024, and 2025. The fair value of the options on the grant date was estimated to be $98,670. The Company recognized $2,295 in wages and salary and consulting expenses during the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Company issued 85,106 stock options to an employee with an exercise price of $1.53 and expiring on March 14, 2033. The options shall vest in two installments; a) one fiscal quarter the Company generates $3,600,000 in sales with at least 20% unit margin and b) one fiscal quarter the Company generates $5,400,000 in sales with at least 30% unit margin. The fair value of the options on the grant date was estimated to be $129,191. The Company recognized $4,807 in wages and salary expenses during the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Company issued 300,000 stock options to a consultant with an exercise price of $1.66 and expiring on January 30, 2028. The options shall vest in three equal installments on January 30, 2023, March 1, 2023, and September 1, 2023. The fair value of the options on the grant date was estimated to be $486,600. The Company recognized $136,430 in consulting expenses during the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Company issued 360,000 stock options to directors with an exercise price of $1.66 and expiring on January 30, 2033. The options shall vest in six equal installments on January 30, 2023, July 31, 2023, January 30, 2024, July 30, 2024, January 30, 2025, and July 30, 2025. The fair value of the options on the grant date was estimated to be $592,560. The Company recognized $38,963 in consulting expenses during the three months ended March 31, 2023.

During the year ended December 31, 2022, the Company granted 10,000 and 50,000 options to advisors with an exercise price of $2.19 and $2.37, respectively, expiring on February 7, 2027, and May 5, 2032, respectively. The options vested immediately upon issuance. The fair values of the options on the grant date were estimated to be $21,780 and $261,400, respectively. The Company recognized $0 (2022 - $21,780) in consulting expense during the three months ended March 31, 2023.

During the year ended December 31, 2022, the Company granted 12,500 options to a consultant with an exercise price of $1.60 expiring on November 29, 2032. The options are earned in four equal installments on February 27, 2023, May 29, 2023, August 29, 2023, and November 27, 2023. The options shall vest one year after being earned on February 27, 2024, May 29, 2024, August 29, 2024, and November 27, 2024. The fair value of the options on the grant date was estimated to be $18,725. The Company recognized $4,720 (2022 - $0) in consulting expenses during the three months ended March 31, 2023.

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

On July 23, 2021, the Company granted 15,000 options to a director with an exercise price of $5.50 and an expiry date of July 23, 2026. The stock options vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $129,480. The Company recognized $0 (2022 - $799) to consulting expense during the three months ended March 31, 2023.

On August 6, 2021, the Company granted 140,000 options to directors, advisors, and officers with an exercise price of $5.50 and an expiry date of August 6, 2026. The stock options vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $754,189. The Company recognized $0 (2022 - $5,096) to consulting expenses during the three months ended March 31, 2023.

On September 1, 2021, the Company granted 400,000 options to a consultant with an exercise price of $5.32 and an expiry date of September 1, 2026. The options have a vesting period of 6 months from the initial grant date; 100,000 shall vest on March 1, 2022, 100,000 shall vest on September 1, 2022, 100,000 shall vest on March 1, 2023, and 100,000 shall vest on September 1, 2023. The fair value of the options on the grant date was estimated to be $2,112,000. The Company recognized $87,514 (2022 - $264,787) to consulting expenses during the three months ended March 31, 2023. Additionally, During the three months ended March 31, 2023, the Company and the stock options holder reached an agreement to cancel all 400,000 stock options in exchange for extending the exercisable period of 300,000 warrants to December 31, 2024.

On October 7 and November 2, 2021, the Company granted advisors 5,000 and 62,500 options with exercise prices of $5.50 and $5.24, respectively. The options will expire on October 7, 2026, and November 2, 2026, respectively. The stock options vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $353,230. The Company recognized $0 (2022 - $5,294) to consulting expenses during the three months ended March 31, 2023.

On December 29, 2021, the Company granted an aggregate of 90,000 options to members of the board with an exercise price of $2.51. The options will expire on December 29, 2026. The options have a vesting period of 1 year from the initial grant date; 10,000 vested on December 29, 2022, 10,000 shall vest on December 29, 2023, and 10,000 shall vest on December 29, 2024. The fair value of the options on the grant date was estimated to be $224,280. The Company recognized $18,844 (2022 - $18,844) in consulting expenses during the three months ended March 31, 2023.

	March 31, 2023		December 31, 2022
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	785,000	$4.74	712,500	$5.00
Granted	810,106	$1.64	72,500	$2.21
Cancelled	(400,000)	$(5.32)	-	$-
Balance, end of period	1,195,106	$2.44	785,000	$4.74

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on March 31, 2023
Stock options	$1.53-5.50	1,195,106	6.86	$2.44	597,500

As of March 31, 2023 and December 31, 2022, Terravis Energy Inc. has the following options outstanding:

	March 31, 2023		December 31, 2022
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	1,350,000	$0.01	-	$-
Granted	-	$-	1,350,000	$0.01
Balance, end of period	1,350,000	$0.01	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on March 31, 2023
Stock options	$0.01	1,350,000	9.03	$0.01	1,350,000

18. Rental Income

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

During the three months ended March 31, 2023, the Company recognized rental income of $44,456 (2022 - $0).

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

20. Subsequent Events

The Company has evaluated subsequent events through May 15, 2023. The following events occurred after the quarter-ended March 31, 2023:

●	On April 21, 2023, the Company sold 4,434 common shares at $1.72 per share for $7,624. The sale of the common shares was in connection with the Form S-3 shelf registration statement, which was declared effective by the SEC on October 13, 2022 allowing the Company to issue up to $30,000,000 of common shares and up to $13,000,000 of common shares that may be issued and sold under the At The Market Offering Agreement dated as of September 30, 2022.

●	On May 1, 2023, the Company and Steven Rossi reached an agreement to cancel the 1,600,000 restricted stock units and 400,000 performance stock units issued to Steven Rossi on November 11, 2022 and December 29, 2021, respectively.

●	On May 1, 2023, the Company issued 2,000,000 stock options to Steven Rossi. The stock options have an exercise price of $1.74 and an expiration date of May 1, 2033. The options shall vest in increments of 10% for each dollar that the Company’s stock price increases between $2.00 and $11.00, as measured using the volume weighted average of the Company’s common stock for ten consecutive trading days.

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

The following discussion should be read in conjunction with the 2022 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Revenue

For the three months ended March 31, 2023, revenues from the entire line of our products were $31,925, as compared to $47,784 for the three months ended March 31, 2022. The year-over-year sales decreased by approximately 33%. For the three months ended March 31, 2023, revenue generated in Canada was $5,522, as compared to $0 for the same period in 2022. For the three months ended March 31, 2023, revenue generated in the United States was $26,403, compared to $47,784 for the same period in 2022, a decrease of 45%.

Revenue decreased for the three months ended March 31, 2023 compared to the same period the prior year due to our focus on establishing new business-to-consumer and business-to-business sales channels while strengthening the support of those channels to increase customer satisfaction and enable high product turnover once domestic production begins. For business-to-consumer channels, we established our own e-commerce platform as well as listed our products on online marketplaces including eBay, Amazon, and Walmart. For business-to-business channels, we updated our terms and conditions, created improved product brochures for distributors, strategically created a Minimum Advertised Price policy to prevent our business-to-consumer channels from interfering with our business-to-business channels, established sales representation across the continental U.S. by forging relationships with various sales agencies, and more. We intend to begin domestic manufacturing in the second quarter of fiscal year 2023 and gradually increase output capacity through refined production processes and increased personnel.

Sales from online retailers of our products decreased from $47,784 during the three months ended March 31, 2022 to $26,434 during the three months ended March 31, 2023, a decrease of 45%. Online retailers accounted for 83% of total revenue for the three months ended March 31, 2023 compared to 100% for the three months ended March 31, 2022. Distributor sales increased for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 with sales of $5,491 and $0, respectively. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the US and Canadian markets.

We currently support a network of dealers, distributors, and independent resellers, and we will continue to expand our business and online sales channels in 2023.

Cost of Sales

Cost of sales decreased by 48%, from $37,977 for the three months ended March 31, 2022 to $19,757 for the three months ended March 31, 2023. Our cost of sales, as a percentage of sales, was approximately 62% and 79% for the three months ended March 31, 2023 and 2022, respectively. The decrease in the cost of sales as a percentage of sales was primarily due to increased efficiency associated with improved supply chain logistics for the three months ended March 31, 2023, compared to the same prior period.

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

Operating Expenses

Operating expenses increased for the three months ended March 31, 2023 by $734,529, from $2,807,587 for the three months ended March 31, 2022 to $3,542,116 for the three months ended March 31, 2023, due to the following factors.

●	General and administrative expenses increased by $1,528,754 from $600,858 in 2022 to $2,129,612 in 2023. The increase was related to increased research and development activities and an increase in salaries as we seek to expand our operations and further develop our products.
●	Sales and marketing expenses decreased by $176,137 from $720,488 for 2022 to $544,351 for 2023. The decrease in sales and marketing is primarily attributable to the completion of several marketing agreements and lower cost of in-house marketing campaigns to create brand and product awareness.
●	Professional fees, which include accounting, legal, and consulting fees, decreased from $1,487,579 in 2022 to $868,611 in 2023. The decrease in professional fees was due to the completion of consulting engagements with various third-party consultants.
●	We realized a gain on foreign exchange of $458 during 2023, compared to a gain on foreign exchange of $1,338 for the prior period due to conversions between CAD and USD.

Other Income and Expenses

We reported other income for the three months ended March 31, 2023 of $6,678 compared to a loss of $19,829 in the prior period. The change can be attributed to our gain on loan forgiveness from the Government of Canada as well as rental and interest income, which are partially offset by an increase in interest expense.

Net Loss

Net loss for the three months ended March 31, 2023 was $3,523,270 compared to a net loss of $2,817,609 for the three months ended March 31, 2022 – an increase of 25%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, research and development, manufacturing, and supply chain.

Liquidity and Capital Resources

As of March 31, 2023, we had $10,489,214 in cash and cash equivalents. We have generated only limited revenues and have relied primarily upon capital generated from public and private offerings of our securities. Since the Company’s acquisition of Worksport in fiscal year 2014, it has never generated a profit. As of March 31, 2023, we had an accumulated deficit of $36,907,489.

To date, our principal sources of liquidity consists of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the three months ended March 31, 2023, we did not receive any proceeds from public offerings, private placement offering, nor exercises of warrants. Management is focused on transitioning towards revenue as our principal source of liquidity by growing our existing product offerings, as well as our customer base, to increase our revenues. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, we believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying condensed consolidated financial statements.

Cash Flow Activities

Cash decreased from $14,620,757 at December 31, 2022 to $10,489,214 at March 31, 2023 – a decrease of $4,131,543 or 28%. The decrease was primarily due to the acquiring of assets for domestic production, such as industrial manufacturing equipment, as well as increasing spending for inventory in anticipation of launching our e-commerce platform, research and development, and overhead.

As of March 31, 2023, we had current assets of $14,705,146 (December 31, 2022 - $18,332,107) and current liabilities of $2,432,819 (December 31, 2022 – $2,461,730). As of March 31, 2023, we had working capital of $12,272,327 (December 31, 2022 – $15,870,377) and an accumulated deficit of $36,907,489 (December 31, 2022 - $33,384,219).

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2023 was $2,934,410, compared to $2,130,184 in the prior period, primarily driven by a larger net loss during the three months ended March 31, 2023 and partially offset by the issuance of shares, options, and warrants for services.

Accounts receivable increased at March 31, 2023 by $38,013 and decreased by $6,733 in the prior period. The increase in accounts receivable was due to higher sales to distributors near the end of the period in 2023 compared to 2022.

Inventory increased at March 31, 2023 by $257,423 and at March 31, 2022 by $290,041 as a result of our stockpiling inventory in anticipation of the launch of our e-commerce platform. Prepaid expenses increased by $742,590 at March 31, 2023 and by $430,917 at March 31, 2022 due to deposits made by us for the purchase of inventory and professional services.

Accounts payable and accrued liabilities decreased at March 31, 2023 by $6,799 and increased by $105,626 in the prior period.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $1,153,229 compared to $614,046 in the prior period. The increase in investing activities was primarily due to the purchase of manufacturing property and equipment and Guaranteed Investment Certificate (“GIC”).

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2023 was $43,904 compared to $1,863 in the prior period.

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

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the Form 10-K filed on March 31, 2023. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

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

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Events

●	On April 21, 2023, the Company sold 4,434 common shares at $1.72 per share for $7,624. The sale of the common shares was in connection with the Form S-3 shelf registration statement, which was declared effective by the SEC on October 13, 2022 allowing the Company to issue up to $30,000,000 of common shares and up to $13,000,000 of common shares that may be issued and sold under the At The Market Offering Agreement dated as of September 30, 2022.

●	On May 1, 2023, the Company and Steven Rossi reached an agreement to cancel the 1,600,000 restricted stock units and 400,000 performance stock units issued to Steven Rossi on November 11, 2022 and December 29, 2021, respectively.

●

On May 1, 2023, the Company issued 2,000,000 stock options to Steven Rossi. The stock options have an exercise price of $1.74 and an expiration date of May 1, 2033. The options shall vest in increments of 10% for each dollar that the Company’s stock price increases between $2.00 and $11.00, as measured using the volume weighted average of the Company’s common stock for ten consecutive trading days.

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

WORKSPORT LTD.

Dated: May 15, 2023	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

