Form 10-Q
period 2023-06-30
Worksport Ltd
filed 2023-08-14
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-40681

Worksport Ltd.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	35-2696895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2500 N America Dr, West Seneca, NY	14224
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (888) 554-8789

55G East Beaver Creek Rd.,

Richmond Hill, Ontario, Canada L4B 1E5
(Former name, former address and former fiscal year, if changed since last report

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

As of August 14, 2023 , the Registrant had 17,436,805 shares of common stock, par value $0.0001 per share, issued and outstanding.

WORKSPORT LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Worksport Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$5,902,235	$14,620,757
Accounts receivable net	326,475	62,601
Other receivable	301,244	268,032
Inventory (note 4)	2,879,864	1,346,372
Prepaid expenses and deposits (note 5)	1,045,158	2,034,345
Total Current Assets	10,454,976	18,332,107
Investments (note 12)	90,731	24,423
Property and Equipment, net (note 6)	14,037,399	11,900,672
Right-of-use asset, net (note 13)	1,067,977	1,238,055
Intangible Assets, net	1,340,147	1,268,873
Total Assets	$26,991,230	$32,764,130
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,199,548	$2,028,305
Payroll taxes payable	7,900	-
Related party loan (note 10)	2,192	46,096
Loan payable (note 14)	5,300,000	-
Current lease liability (note 13)	390,926	387,329
Total Current Liabilities	6,900,566	2,461,730
Long Term – Lease Liability (note 13)	693,289	884,146
Loan payable (note 14)	-	5,300,000
Total Liabilities	7,593,855	8,645,876

Shareholders’ Equity
Series A & B Preferred Stock, $0.0001 par value, 100,100 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 9)	-	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 17,413,810 and 17,159,376 shares issued and outstanding, respectively (note 9)	1,742	1,716
Additional paid-in capital	58,615,849	56,919,625
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	1,494,885	591,289
Accumulated deficit	(40,704,944)	(33,384,219)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity	19,397,375	24,118,254
Total Liabilities and Shareholders’ Equity	$26,991,230	$32,764,130

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months ended June 30		Six Months ended June 30,
	2023	2022	2023	2022

Net Sales	$199,851	$11,305	$231,776	$59,089
Cost of Goods Sold	153,288	7,987	173,045	45,964
Gross Profit	46,563	3,318	58,731	13,125

Operating Expenses
General and administrative	1,744,801	850,915	3,874,413	1,451,773
Sales and marketing	548,712	646,367	1,093,063	1,366,855
Professional fees	1,491,453	1,813,875	2,360,064	3,301,454
(Gain) loss on foreign exchange	316	352	(142)	(986)
Total operating expenses	3,785,282	3,311,509	7,327,398	6,119,096
Loss from operations	(3,738,719)	(3,308,191)	(7,268,667)	(6,105,971)

Other Income (Expense)
Interest expense	(187,893)	(180,015)	(352,992)	(205,110)
Interest income	78,778	19,669	198,606	24,935
Rental income (note 19)	50,379	96,218	94,835	96,218
Gain on settlement of debt	-	-	7,493	-
Total other income (expense)	(58,736)	(64,128)	(52,058)	(83,957)

Net Loss	$(3,797,455)	$(3,372,319)	$(7,320,725)	$(6,189,928)

Loss per Share (basic and diluted)	$(0.22)	$(0.20)	$(0.43)	$(0.36)
Weighted Average Number of Shares (basic and diluted)	17,165,533	17,022,587	17,162,471	17,005,405

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at April 1, 2022	100	$0	17,001,034	$1,701	$55,212,869	$(1,577)	$365,269	$(23,667,414)	$(8,580)	$31,902,268
Issuance for services and subscriptions payable	-	-	40,000	4	743,529	-	134,273	-	-	877,806
Warrant exercise (note 17)	-	-	21	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(3,372,319)	-	(3,372,319)
Balance at June 30, 2022	100	$0	17,041,055	$1,705	$55,956,398	$(1,577)	$499,542	$(27,039,733)	$(8,580)	$29,407,755

Balance at April 1, 2023	100	$0	17,159,376	$1,716	$57,275,920	$(1,577)	$1,223,111	$(36,907,489)	$(8,580)	$21,583,101
Issuance for services and subscriptions payable	-	-	250,000	25	1,332,798	-	271,774	-	-	1,604,597
Shares issued (note 9)	-	-	4,434	1	7,131	-	-	-	-	7,132
Net loss	-	-	-	-	-	-	-	(3,797,455)	-	(3,797,455)
Balance at June 30, 2023	100	$0	17,413,810	$1,742	$58,615,849	$(1,577)	$1,494,885	$(40,704,944)	$(8,580)	$19,397,375

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2022	100	$0	16,951,034	$1,696	$54,608,472	$(1,577)	$430,116	$(20,849,805)	$(8,580)	$34,180,322
Issuance for services and subscriptions payable	-	-	90,000	9	1,347,926	-	69,426	-	-	1,417,361
Warrant exercise (note 17)	-	-	21	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(6,189,928)	-	(6,189,928)
Balance at June 30, 2022	100	$0	17,041,055	$1,705	$55,956,398	$(1,577)	$499,542	$(27,039,733)	$(8,580)	$29,407,755

Balance at January 1, 2023	100	$0	17,159,376	$1,716	$56,919,625	$(1,577)	$591,289	$(33,384,219)	$(8,580)	$24,118,254
Issuance for services and subscriptions payable	-	-	250,000	25	1,689,093	-	903,596	-	-	2,592,714
Shares issued (note 9)	-	-	4,434	1	7,131	-	-	-	-	7,132
Net loss	-	-	-	-	-	-	-	(7,320,725)	-	(7,320,725)
Balance at June 30, 2023	100	$0	17,413,810	$1,742	$58,615,849	$(1,577)	$1,494,885	$(40,704,944)	$(8,580)	$19,397,375

The accompanying notes form an integral part of these condensed consolidated financial statements

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	2023	2022
Operating Activities
Net Loss	$(7,320,725)	$(6,189,928)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	3,523,714	2,771,869
Depreciation and amortization	461,204	152,237
Accrued interest	-	15,771
Change in operating lease	(17,182)	34,977
	(3,352,989)	(3,215,074)
Changes in operating assets and liabilities (note 11)	(2,665,715)	(1,827,808)
Net cash used in operating activities	(6,018,704)	(5,042,882)

Cash Flows from Investing Activities
Investment	(66,308)	-
Purchase of property and equipment	(2,596,738)	(9,051,810)
Net cash used in investing activities	(2,663,046)	(9,051,810)

Financing Activities
Shareholder assumption of debt	(43,904)	14,099
Loan payable	-	5,300,000
Repayments on loan payable	-	(28,387)
Proceeds from issuance of common stock	7,132
Net cash received from (used in) financing activities	(36,772)	5,285,712

Change in cash	(8,718,522)	(8,808,980)
Cash, restricted cash and cash equivalents - beginning of year	14,620,757	28,567,333
Cash, restricted cash and cash equivalents end of period	$5,902,235	$19,758,353
Supplemental Disclosure of non-cash investing and financing Activities
Shares issued for purchase of software	$72,467	$285,137
Shares base compensation	$2,592,714	$1,397,690
Supplemental Disclosure of cash flow information
Income tax paid	$-	$-
Interest paid	$272,125	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Business Condition

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

Terravis Energy, Inc. (“Terravis”) was incorporated in the State of Colorado on May 5, 2021. On August 20, 2021, the Company was issued 100 shares of common stock at par value of $0.0001 per share for a controlling interest in Terravis. During the year ended December 31, 2022, the Company was issued an additional 9,990,900 shares of common stock of Terravis at par value of $0.0001 per share.

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

During the year ended December 31, 2022, Worksport New York Operations Corporation and Worksport USA Operations Corporation were incorporated in the state of New York and Colorado, respectively  . During the year ended December 31, 2022, the Company was issued 1,000 shares of common stock at par value of $0.0001 of Worksport USA Operations Corporation. On April 1, 2022, the Company was issued 10,000 shares of common stock of Worksport New York Operations Corporation.

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

2. Going Concern

As of June 30, 2023, the Company had $5,902,235 in cash and cash equivalents. The Company has generated only limited revenues and have relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in fiscal year 2014, it has never generated a profit. As of June 30, 2023, the Company had an accumulated deficit of $40,704,944.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three and six months ended June 30, 2023, the Company had net loss of $3,797,455 (2022 - $3,372,319) and $7,320,725 (2022 - $6,189,928). As of June 30, 2023, the Company has working capital of $3,554,410 (December 31, 2022 - $15,870,377) and had an accumulated deficit of $40,704,944 (December 31, 2022 - $33,384,219). The Company has not generated profit from operations since inception and to date has relied on debt and equity financings for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase. As of June 30, 2023, the Company had working capital of $3,554,410 (December 31, 2022 – $15,870,377) and an accumulated deficit of $40,704,944 (December 31, 2022 - $33,384,219). As of June 30, 2023, the Company had cash and cash equivalents of $5,902,235 (December 31, 2022 - $14,620,757). Despite the Company almost having completed its purchasing of large manufacturing machinery, operational costs are expected to remain elevated and, thus, decrease cash and cash equivalents. Concurrently, the Company intends to continue its start of manufacturing and increasing sales volumes within 2023, which should mitigate the effects of operational costs on cash and cash equivalents; this view is supported by the fact that the manufacturing facility of the Company is near completion and is expected to start generating substantial revenue in the third quarter of 2023, barring unforeseeable delays.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022 allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale by us of up to $13,000,000 of common stock  that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of June 30, 2023, the Company has sold and issued 4,434 shares of common stock in consideration for net proceeds of $7,134 under the ATM Agreement.

To date, the Company’s principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the six months ended June 30, 2023, the Company received nominal proceeds from public offerings, private placement offerings, and from the exercise of any outstanding warrants or options. Management is focused on transitioning towards revenue as its principal source of liquidity by growing existing product offerings as well as the Company’s customer base. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot provide assurances it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, the Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of issuance of the accompanying condensed consolidated financial statements.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current operating plans and anticipated cash flows, the Company believes it has a sufficient level of funding for anticipated operations, capital expenditures and debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. Still, these factors, among others, indicate the existence of a material uncertainty that cast substantial   doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments could be material.

3. Significant Accounting Policies

The accounting polices used in the preparation of these condensed consolidated interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2022.

4. Inventory

As of June 30, 2023 and December 31, 2022, inventory consists of the following:

	June 30, 2023	December 31, 2022
Finished goods	$1,234,964	$1,200,759
Promotional items	101,660	50,790
Raw materials	1,543,240	94,823
	$2,879,864	$1,346,372

5. Prepaid expenses and deposits

As of June 30, 2023 and December 31, 2022, prepaid expenses and deposits consists of the following:

	June 30, 2023	December 31, 2022
Consulting, services and advertising	$310,333	$1,313,799
Insurance	-	20,781
Deposit	734,825	699,765
	$1,045,158	$2,034,345

As of June 30, 2023, prepaid expense and deposits consists of $310,333 (December 31, 2022- $1,313,799) in prepaid consulting, services and advertising for third party consultants through the issuance of shares and stock options.

6. Property and Equipment

As of June 30, 2023 and December 31, 2022, major classes of property and equipment consist of the following:

	June 30, 2023	December 31, 2022
Equipment	$5,020,561	$2,344,946
Furniture	149,521	143,449
Product molds	515,072	122,675
Computers	91,659	78,885
Leasehold improvements	791,365	675,751
Building	6,079,410	6,079,410
Land	2,239,405	2,239,405
Automobile	168,497	168,497
Deposits	-	605,000
Less accumulated depreciation	(1,018,091)	(557,346)
	$14,037,399	$11,900,672

7. Promissory Notes

The following tables shows the balance of the notes payable as of June 30, 2023, December 31, 2022, and December 31, 2021:

Balance as at December 31, 2021	$263,211
Settlement	(263,211)
Balance as at December 31, 2022 and June 30, 2023	$-

During the year ended December 31, 2022, the Company and the promissory note holder reached   an agreement to settle all outstanding promissory notes and interest for $100,000. As a result of the settlement, the Company recognized a gain on settlement of debt of $163,211. Additionally, as a part of this settlement, there was accrued interest on these promissory notes included in accounts payable on the accompanying condensed consolidated balance sheets totaling $139,121 that was also settled; accordingly, the Company recognized a gain on settlement of debt for this amount.

During the year ended December 31, 2019, the note holder advanced $88,120 to the Company. As of the date the amount was advanced, the terms of the note were under negotiation and, as a result, the note was due on demand. During the year ended December 31, 2022, the promissory note holder reached an agreement to settle all outstanding promissory notes and interest, noted above.

During the year ended December 31, 2016, the Company issued a secured promissory note in the principal amount of $73,452 ($123,231 CAD). During the year ended December 31, 2018, the Company issued two additions to the original unsecured promissory note of July 2016, totaling $22,639 ($30,884 CAD). The secured promissory note bore interest at a rate of 18% per annum. The payment terms of the original note including these additions were due “upon completion of going public on the Canadian Securities Exchange, with no change in interest rate.” The secured promissory note was secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of the secured promissory notes to be due on April 1, 2021. During the year ended December 31, 2022, the Company and promissory note holder reached an agreement to settle all outstanding promissory notes and interest, noted above. As of December 31, 2022, principal balance owing was $nil. As of June 30, 2023 and December 31, 2022, the accrued interest on this note payable was $nil.

During the year ended December 31, 2016, the Company issued secured promissory notes in the aggregate principal amount of $79,000. The secured promissory notes bore interest at a rate of 18% per annum, payable monthly. The secured promissory notes were secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of all secured promissory notes to be due on April 1, 2021. During the year ended December 31, 2022, the Company and promissory note holder reached an agreement to settle all outstanding promissory notes and interest, noted above. As of June 30, 2023 and December 31, 2022, the principal balance owing was $nil.

8. Convertible Promissory Notes

On February 25, 2020, the Company entered into an agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which the Company issued to Leonite a secured convertible promissory note in the aggregate principal amount of $544,425 to be paid in tranches. As additional consideration for the purchase of the note, (i) the Company issued to Leonite 22,500 shares of common stock, and (ii) the Company issued to Leonite a five-year warrant to purchase 45,000 shares of common stock at an exercise price of $2.00 per share (subject to adjustment), which may be exercised on a cashless basis.

The note carried an original issue discount of $44,425 to cover Leonite’s legal fees, accounting fees, due diligence fees, and other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $500,000. On February 28, 2020, the Company recorded $198,715, consisting of $182,500 for principal and $16,215 as an original issue discount. On September 1, 2020, the Company recorded an additional $310,322, consisting of $285,000 for principal and $25,322 as an original issue discount. As of December 31, 2021, the Company has recorded $509,037, consisting of $467,500 for principal and $41,537 as an original issue discount. Furthermore, the Company issued 22,500 shares of common stock valued at $123,390 and a debt discount related to the warrants valued at $344,110. During the year ended December 31, 2020, Leonite converted $226,839 of the convertible promissory note into 126,022 shares of common stock at $1.80 per share. The original value of the convertible note converted was $182,565. As a result, the Company recognized a loss of $44,274 on settlement of debt. During the year ended December 31, 2021, Leonite converted its remaining outstanding principal and interest into shares of common stock. Leonite received 204,622 shares of common stock at $1.80 per share valued at $368,319. The original value of the convertible note converted including interest was $325,667. As a result, the Company recognized a loss of $42,651 on settlement of debt. In connection with the settlement, the Company expensed the remaining $148,027 of the original debt discount to interest expense. As of June 30, 2023 and December 31, 2022, the convertible promissory note has been repaid in full.

9. Shareholders’ Equity (Deficit)

During six months ended June 30, 2023, the following transactions occurred:

During the six months ended June 30, 2023, the Company sold 4,434 shares of common stock at $1.72 per share incurring share issuance cost of $492. The sale of shares was in connection with the shelf registration statement on Form S-3 effective on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale by us of up to $13,000,000 of common stock  that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022.

The Company recognized consulting expense of $903,596 to share subscriptions payable from restricted shares and stock options to be issued. As of June 30, 2023, the restricted shares have not been issued. During the same period the Company issued 250,000 shares of common stock for consulting services valued at $635,000.

Refer to notes 17 and 18 for additional shareholders’ equity (deficit).

During six months ended June 30, 2022, the following transactions occurred:

During the six months ended June 30, 2022, the Company issued 10,000 shares of common stock to a consultant for services received valued at $86,000, $66,329 of which was issued from share subscriptions payable. During the same period the Company issued 80,000 shares of common stock for consulting services valued at $240,000.

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

As of June 30, 2023, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regard to the Company’s residual assets. During the three and six months ended June 30, 2023, the Company was authorized to issue 100 shares of its Series A and 100,000 Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 299 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock, per share of preferred stock.

10. Related Party Transactions

During the six months ended June 30, 2023, the Company recorded salaries expense of $210,394 (2022 - $150,068) for the Company’s CEO. During the six months ended June 30, 2023, the Company recorded salaries expense of $148,927 (2022 - $125,056) to an officer and director of the Company. As of June 30, 2023, the Company has a payable of $2,192 to the CEO.

Refer to note 18 for additional related party transactions.

11. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the six months ended June 30, 2023 and 2022  are as follows:

	2023	2022
Decrease (increase) in accounts receivable	$(263,874)	$(3,850)
Decrease (increase) in other receivable	(33,212)	(15,195)
Decrease (increase) in inventory	(1,533,492)	(600,940)
Decrease (increase) in prepaid expenses and deposits	(14,280)	(1,658,508)
Increase (decrease) in lease liability	-	(22,939)
Increase (decrease) in taxes payable	7,900	(112,189)
Increase (decrease) in accounts payable and accrued liabilities	(828,757)	585,813
	$(2,665,715)	$(1,827,808)

12. Investments

a)	During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares of a privately owned US-based mobile phone development company for $50,000 – representing a 10% equity stake. The shares have been issued to the Company. As of June 30, 2023 and December 31, 2022, the Company had advanced a total of $24,423 and is advancing tranches of capital as required by the Company.

b)	During the six months ended June 30, 2023, the Company purchased $66,308 ($90,000 CAD) of Guaranteed Investment Certificate (“GIC”). The GIC bears a variable interest rate and will mature on February 27, 2024. The anticipated earned interest on the GIC at maturity is $2,818 ($3,825 CAD).

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

The Company’s right-of-use asset and lease liability as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Right-of-use asset	$1,067,977	$1,238,055
Current lease liability	$390,926	$387,329
Long-term lease liability	$693,289	$884,146

The following is a summary of the Company’s total lease costs:

	June 30, 2023	June 30, 2022
Operating lease cost	$252,068	$154,889

The following is a summary of cash paid during the six months ended June 30, 2023 and 2022 for amounts included in the measurement of lease liabilities:

	June 30, 2023	June 30, 2022
Operating cashflow	$244,941	$153,597

The following are future minimum lease payments as of June 30, 2023:

2023	$476,904
2024	265,630
2025	273,672
2026	257,748
Total future minimum lease payments	1,273,954
Less: amount representing interest	(189,739)
Present value of future payments	1,084,215
Current portion	390,926
Long term portion	$693,289

14. Loan payable

a)	During the year ended December 31, 2022, the Company entered into a loan agreement with a third party for the purchase of property located in West Seneca, New York, the details of which are disclosed in the Company’s Form 8-K filed with the United States Securities and Exchange Commission on May 11, 2022. The Company received $5,300,000 with an interest rate of prime plus 2.25% with an initial maturity date of May 10, 2024 and the option to extend the loan for an additional year. In order to service the loan throughout the term, the Company deposited $667,409 in a restricted account. As of June 30, 2023, the balance in the restricted account was $309,513 (December 31, 2022 - $411,016) and is included in cash and cash equivalents on the accompanying balance sheet.

b)	During the year ended December 31, 2020, the Company received $28,387 ($40,000 CAD) interest-free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2023 resulted in loan forgiveness of 25 percent (25%). As of September 30, 2022, the Company made the repayment of $28,387 ($40,000 CAD) and, as of February 14, 2023, received the forgiven debt of $7,493 ($10,000 CAD). As at June 30, 2023 and December 31, 2022, there are no amounts owing, and the loan has been fully settled.

15. Loss per Share

For the three and six months ended June 30, 2023, basic and diluted loss per share is $0.22 and $0.43 compared to the three and six months ended June 30, 2022 having basic and diluted loss per share of $0.20 and $0.36. These losses per share are  calculated using the weighted average number of shares of 17,165,533 and 17,162,471 for the three and six months ended June 30, 2023 and 17,022,587 and 17,005,405 for the three and six months ended June 30, 2022. For the periods presented, our potentially dilutive shares relating to stock options and restricted stock units were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive. The potentially dilutive shares totaling 19,291,820 and 18,469,177 for the three and six months ended June 30, 2023 were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented.

There are 299,000,000 shares authorized and 17,413,810 and 17,041,055 shares issued and outstanding, as at June 30, 2023 and 2022, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and stock options were excluded due to the anti-dilutive effect they would have on the computation. As at June 30, 2023, the Company has 3,939,924 warrants convertible to 4,239,924 shares of common stock, 1,215,212 restricted stock to be issued, 300,000 performance stock units and stock options exercisable for 3,270,106 shares of common stock for a total underlying shares of common stock of 9,025,242. As at June 30, 2022, the Company had 5,586,502 warrants convertible to 6,577,513 shares of common stock, 1,070,000 restricted stock to be issued, and stock options exercisable for 2,122,500 shares of common stock and 700,000 performance stock units for a total underlying shares of common stock of 10,470,013.

16. Warrants

During the six months ended June 30, 2023, the Company and a stock options holder reached an agreement to cancel all 400,000 stock options in exchange for extending the exercisable period of 300,000 warrants to December 31, 2024.

During the year ended December 31, 2022, an aggregate of 250,121 warrants were exercised primarily on a cashless basis for 73,321 shares of common stock, and 1,599,179 Reg-A public offering and private placement warrants expired.

During the year ended December 31, 2022, the Company and a warrant holder reached an agreement to extend the exercisable period of 300,000 warrants, convertible to 2 shares of common stock each, for an additional 12 months.

During the year ended December 31, 2021, the Company and warrant holder reached an agreement to amend a previous warrant agreement. The Company issued an additional 150,000 warrants for a total of 250,000 warrants valued at $37,000. The exercisable period of the warrants was also amended to a period of five years beginning on January 14, 2021. The warrants are convertible to 1 share of common stock, each exercisable at $2 per share. During the year ended December 31, 2022, the warrants were exercised on a cashless basis for 73,321 shares of common stock.

During the year ended December 31, 2021, the Company issued 130,909 representative warrants to the Company’s underwriters. The representative warrants were not exercisable until January 30, 2022. The representative warrants are exercisable for 130,909 shares of common stock at $6.05 per share until August 3, 2024. As of December 31, 2022, the Company recognized a value of $273,993 for the representative warrants to share issuance cost.

As of June 30, 2023, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$6.05	3,446,515	1.10	August 3, 2024
$6.05	130,909	1.10	August 6, 2024
$4.00	300,000	1.51	December 31, 2024
$2.40	62,500	1.72	March 20, 2025
	3,939,924	1.14

	June 30, 2023		December 31, 2022
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	3,939,924	$5.84	5,652,827	$5.14
Issuance	-	$-	130,909	$6.05
Expired	-	$-	(1,593,691)	$(4.00)
Exercise	-	$-	(250,121)	$(2.00)
Balance, end of period	3,939,924	$5.84	3,939,924	$5.84

17. Stock Options and Performance Share Units

Under the Company’s 2015, 2021 and 2022 Equity Incentive Plans, the number of shares of common stock reserved for issuance under the option plan shall not exceed 10% of the issued and outstanding shares of common stock of the Company, have a maximum term of 10 years, and vest at the discretion of the Board of Directors.

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

Performance Share Units

On May 1, 2023, the Company and Steven Rossi reached an agreement to modify 1,600,000 restricted stock units and 400,000 performance stock units issued on November 11, 2022 and December 29, 2021, respectively, and replace them with 2,000,000 stock options, as described below.

On November 11, 2022, 700,000 performance stock units (“PSUs”) granted on December 29, 2021, as described below, were modified to include new terms pertaining to the PSU vesting schedule. The PSUs vest in 5% increments according to the modified schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $2.25. 50% will have vested at a closing price of $5.31, and 100% will have vested at a closing price of $13.76.  The fair value of the PSUs was estimated to be $1,254,460. As of June 30, 2023, no PSUs have vested, and the Company recognized $101,551 (2022 - $0) in consulting expenses.

On December 29, 2021, the Company granted 400,000 and 300,000 performance stock units (“PSUs”) to the Company’s Chief Executive Officer and a director, respectively. The PSUs were to vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs was to have vested upon the Company’s stock price closing at $3.00. 50% was to have vested at a closing price of $16.50, and 100% was to have vested at a closing price of $31.50. The fair value of the PSUs was estimated to be $1,344,570. As of June 30, 2023, no PSUs have vested, and the Company recognized $0 (2022 - $134,457) in consulting expenses.

Stock Options

The Company uses the Black-Scholes option pricing model to determine fair value of stock options on the grant date.

During the six months ended June 30, 2023, the Company issued 2,000,000 stock options  to Steven Rossi. The stock options have an exercise price of $1.74 and an expiration date of May 1, 2033. The options shall vest in increments of 10% for each dollar that the Company’s stock price increases between $2.00 and $11.00, as measured using the volume weighted average of the Company’s common stock for ten consecutive trading days. The fair value of the options on the grant date was estimated to be $2,821,572. The Company recognized $324,481 in wages and salary during the six months ended June 30, 2023.

During the six months ended June 30, 2023, the Company issued 75,000 stock options to an employee with an exercise price of $2.43 and expiring on May 18, 2033. The options shall vest in two installments, 25,000 on May 18, 2024 and 50,000 on August 1, 2024. The fair value of the options on the grant date was estimated to be $182,025. The Company recognized $7,128 in wages and salary expenses during the six months ended June 30, 2023.

During the six months ended June 30, 2023, the Company issued 65,000 stock options to employees and a consultant with an exercise price of $1.53 and expiring on March 14, 2033. The options shall vest in two equal installments on March 14, 2024, and 2025. The fair value of the options on the grant date was estimated to be $98,670. During the six months ended June 30, 2023, 15,000 stock options were cancelled upon the departure of employees. The Company recognized $14,578 in wages and salary and consulting expenses during the six months ended June 30, 2023.

During the six months ended June 30, 2023, the Company issued 85,106 stock options to an employee with an exercise price of $1.53 and expiring on March 14, 2033. The options shall vest in two installments; a) one fiscal quarter in which the Company generates $3,600,000 in sales with at least 20% unit margin and b) one fiscal quarter in which the Company generates $5,400,000 in sales with at least 30% unit margin. The fair value of the options on the grant date was estimated to be $129,191. The Company recognized $30,541 in wages and salary expenses during the six months ended June 30, 2023.

During the six months ended June 30, 2023, the Company issued 300,000 stock options to a consultant with an exercise price of $1.66 and expiring on January 30, 2028. The options shall vest in three equal installments on January 30, 2023, March 1, 2023, and September 1, 2023. The fair value of the options on the grant date was estimated to be $486,600. The Company recognized $343,349 in consulting expenses during the six months ended June 30, 2023.

During the six months ended June 30, 2023, the Company issued 360,000 stock options to directors with an exercise price of $1.66 and expiring on January 30, 2033. The options shall vest in six equal installments on January 30, 2023, July 31, 2023, January 30, 2024, July 30, 2024, January 30, 2025, and July 30, 2025. The fair value of the options on the grant date was estimated to be $592,560. The Company recognized $98,056 in consulting expenses during the six months ended June 30, 2023.

During the year ended December 31, 2022, the Company granted 10,000 and 50,000 options to advisors with an exercise price of $2.19 and $2.37, respectively, expiring on February 7, 2027, and May 5, 2032, respectively. The options vested immediately upon issuance. The fair values of the options on the grant date were estimated to be $21,780 and $261,400, respectively. The Company recognized $0 (2022 - $283,180) in consulting expenses during the six months ended June 30, 2023.

During the year ended December 31, 2022, the Company granted 12,500 options to a consultant with an exercise price of $1.60 expiring on November 29, 2032. The options are earned in four equal installments on February 27, 2023, May 29, 2023, August 29, 2023, and November 27, 2023. The options shall vest one year after being earned on February 27, 2024, May 29, 2024, August 29, 2024, and November 27, 2024. The fair value of the options on the grant date was estimated to be $18,725. The Company recognized $9,439 (2022 - $0) in consulting expenses during the six months ended June 30, 2023.

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

On July 23, 2021, the Company granted 15,000 options to a director with an exercise price of $5.50 and an expiry date of July 23, 2026. The stock options vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $129,480. The Company recognized $0 (2022 - $799) to consulting expenses during the six months ended June 30, 2023.

On August 6, 2021, the Company granted 140,000 options to directors, advisors, and officers with an exercise price of $5.50 and an expiry date of August 6, 2026. The stock options vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $754,189. The Company recognized $0 (2022 - $5,096) to consulting expenses during the six months ended June 30, 2023.

On September 1, 2021, the Company granted 400,000 options to a consultant with an exercise price of $5.32 and an expiry date of September 1, 2026. 100,000 shall vest on March 1, 2022, 100,000 shall vest on September 1, 2022, 100,000 shall vest on March 1, 2023, and 100,000 shall vest on September 1, 2023.  The fair value of the options on the grant date was estimated to be $2,112,000. The Company recognized $87,514 (2022 - $528,064) to consulting expenses during the six months ended June 30, 2023. During the six months ended June 30, 2023, the Company and the stock options holder reached an agreement to cancel all 400,000 stock options in exchange for extending the exercisable period of 300,000 warrants to December 31, 2024.

On October 7 and November 2, 2021, the Company granted advisors 5,000 and 62,500 options with exercise prices of $5.50 and $5.24, respectively. The options will expire on October 7, 2026, and November 2, 2026, respectively. The stock options fully vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $353,230. The Company recognized $0 (2022 - $32,856) to consulting expenses during the six months ended June 30, 2023.

On December 29, 2021, the Company granted an aggregate of 90,000 options to members of the board with an exercise price of $2.51. The options will expire on December 29, 2026. For each of these three option grants, 10,000 vested on December 29, 2022, 10,000 shall vest on December 29, 2023, and 10,000 shall vest on December 29, 2024. The fair value of the options on the grant date was estimated to be $224,280. The Company recognized $37,482 (2022 - $37,482) in consulting expenses during the six months ended June 30, 2023.

	June 30, 2023		December 31, 2022
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	785,000	$4.74	712,500	$5.00
Granted	2,885,106	$1.50	72,500	$2.21
Cancelled	(415,000)	$(5.18)	-	$-
Balance, end of period	3,255,106	$1.81	785,000	$4.74

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on June 30, 2023
Stock options	$1.53-5.50	3,255,106	8.67	$1.81	797,500

As of June 30, 2023 and December 31, 2022, Terravis Energy Inc. has the following options outstanding:

	June 30, 2023		December 31, 2022
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	1,350,000	$0.01	-	$-
Granted	-	$-	1,350,000	$0.01
Balance, end of period	1,350,000	$0.01	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on June 30, 2023
Stock options	$0.01	1,350,000	9.03	$0.01	1,350,000

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

During the six months ended June 30, 2023, the Company recognized rental income of $94,835 (2022 - $96,218).

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

20. Subsequent Events

The Company has evaluated subsequent events through August 14, 2023. The following events occurred after the quarter-ended June 30, 2023:

●	On July 10, 2023, the Company granted 10,000 non-qualified stock options to a consultant with an exercise price of $2.55 and an expiry date of July 10, 2028. The options shall vest in full on September 27, 2024.

●	On July 25 and August 3, 2023, the Company sold a total of 22,995 shares of common stock for total proceeds of $91,731. The sale of the shares of common stock was in connection with the Form S-3 shelf registration statement, which was declared effective by the SEC on October 13, 2022 allowing the Company to issue up to $30,000,000 of shares of common stock and and prospectus supplement covering the offering, issuance and sale by us of up to $13,000,000 of shares of common stock that may be issued and sold under the At The Market Offering Agreement dated as of September 30, 2022.

●	During the month of July 2023, the Company granted 321,950 stock options to various employees, directors, advisors, and consultants with exercise prices of $3.36 to $4.20 and an expiry date of 10 years from the date of issuance. The options will vest in two installments, 50% shall vest at the two-year anniversary of the grant date and remaining 50% shall vest at the three-year anniversary of the grant date.

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

Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in March and the associated quarters, months and periods of those fiscal years. Each of the terms “Company” and “Worksport” as used herein refers collectively to Worksport Ltd. and its wholly owned subsidiaries, unless otherwise stated.

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

Rising Popularity of Electric Vehicles

Electric Vehicles (EVs) have been exponentially increasing in consumer interest, whether that interest takes the form of vehicle pre-orders, sales, or investments. As we begin marketing our Worksport SOLIS and COR, we plan to market the SOLIS as a must-have accessory for electric light duty vehicle owners while simultaneously riding the coattails of EV popularity to promote our other products (COR and conventional tonneau covers) to the very large population of Americans that have an interest in EVs without the funds to purchase them. Further, participating in the EV space allows us to target consumers with an interest in cutting-edge technologies – a great market in which to promote our COR.

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

Business Developments

The following highlights recent material developments in our business in the six months ended June 30, 2023:

●	In January 2023, a Worksport representative traveled to a European vendor who was manufacturing a portion of Worksport’s assembly line to assess the quality of said machinery. Later that month, Worksport announced its approval of the machinery following a rigorous on-site inspection, after which the machine was shipped to Worksport’s USA production facility with an arrival date of March 14, 2023.

●	In February and June of 2023, Worksport hosted job fairs at its production facility to attract local assembly people, machine operators, and clerical workers. Both job fairs proved to be a success, the former of which attracted nearly 100 applicants.

●	By May 2023, Worksport had completed its installation of its custom manufacturing line, at which point it was ready to conduct training sessions and test production runs. That same month, Worksport sent a potential private-label customer hard-folding tonneau cover samples – samples that were approved shortly thereafter. Further, much of the raw materials required for a first full production run were received in May 2023.

●	In June 2023, Worksport announced the launch of a new product line: the SC4 PRO, a soft, quad-fold cover with enhanced usability compared to Worksport’s SC4.

●	In June 2023, Worksport officially relocated its corporate headquarters to its production facility in West Seneca, New York. This change symbolizes Worksport’s focus on domestic manufacturing and investment of resources into its West Seneca production facility.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

COVID-19

The outbreak of the coronavirus, specifically identified as “COVID-19,” resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which included the implementation of travel bans, self-imposed quarantine periods, and social distancing, have caused material disruption to businesses globally, resulting in an economic slowdown. Global equity markets experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions – many of which have deeply impacted capital markets.

As a safety precaution, we created a policy such that any personnel exposed to an infectious disease or virus was not to report to the office until the completion of a variable length quarantine. While this resulted in fewer personnel working in our offices or labs on a given day, it likely prevented further contamination and sick leave. We do not believe this policy has impacted revenue nor timelines towards upcoming product launches; however, supply chain issues caused by COVID-19 did result in higher cost of goods sold during 2021 and 2022. While freight costs have since returned to pre-COVID-19 levels, 2021 freight costs were, in some cases, more than four times higher than those shortly before COVID-19.

The supply chain for certain raw materials has been disproportionately, negatively impacted when compared to supply chains of other raw materials. The supply chain for power electronics, specifically, is still facing supply chain issues as a result of COVID-19, for the globe faced a simultaneous supply shock and heightened demand for these goods – increasing the prices for such raw materials while simultaneously slowing suppliers’ order fulfillments. Further, due to such shortages, many suppliers of power electronics have focused their attention on large customers such as those more directly aligned within the electric vehicle supply chain as compared to companies on the outskirts of this supply chain such as Worksport. This particular result of COVID-19 primarily affects the sourcing of components for the Worksport COR. In order to mitigate these supply chain issues, we have invested more resources into sourcing power electronics in the interest of finding reliable suppliers with manageable lead times and competitive pricing.

The response of many governments to the COVID-19 pandemic has resulted in higher interest rates and destabilized equity markets – particularly among micro- or low-capitalization companies – effectively increasing the cost of and decreasing easy access to capital, which could negatively impact our short-term and long-term liquidity. These factors, combined with the consequences of possible future waves of the disease, could have a material impact on our liquidity, capital resources, operations, and business as well as those of the third parties on which we rely. The management and Board are constantly monitoring this situation to minimize potential losses.

Climate Change

Climate change threatens to cause many foreseeable as well as unforeseeable ramifications. In cautious preparation for those that are foreseeable, we have strategically begun domestic manufacturing operations in Western New York – an economically growing region not immediately threatened by climate change to the same extent as other regions and possibly one that may benefit from future population migrations within the United States of America. Further, we intend to lower our own carbon footprint by investing in energy-saving measures in our factory in West Seneca, NY.

Considering climate change may also exacerbate geopolitical tensions, we are working to diversify our supply chain and lower our reliance on any particular region or country for raw materials in order to lower our exposure to climate change-induced economic or political instability.

We believe our Worksport SOLIS and Worksport COR products will be received positively by the public for their resilience to and even increased utility as a result of Climate Change. However, we acknowledge the potentially negative environmental impacts of poor battery recycling and increasing demand for precious metals. We are actively researching ways to lower such environmental impacts.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

Revenue

For the three months ended June 30, 2023, revenues from our entire line of products was $199,851, as compared to $11,305 for the three months ended June 30, 2022. Year-over-year sales increased by approximately 1,668%. For the three months ended June 30, 2023, revenue generated in Canada was $0, as compared to $5,855 for the same period in 2022. For the three months ended June 30, 2023, revenue generated in the United States was $199,851, compared to $5,450 for the same period in 2022, an increase of 3,567%.

Revenue increased for the three months ended June 30, 2023 compared to the same period the prior year due to our focus on establishing new business-to-consumer and business-to-business sales channels, while strengthening the support of those channels to increase customer satisfaction and enable high product turnover. For business-to-consumer channels, we established our own e-commerce platform, as well as listed our products on online marketplaces including eBay, Amazon, and Walmart. For business-to-business channels, we updated our terms and conditions, created improved product brochures for distributors, strategically created a Minimum Advertised Price policy to prevent our business-to-consumer channels from interfering with our business-to-business channels, established sales representation across the continental U.S. by forging relationships with various sales agencies, and more. We intend to gradually increase output capacity through refined production processes and increased personnel.

Sales from online retailers of our products increased from $5,450 during the three months ended June 30, 2022 to $18,163 during the three months ended June 30, 2023, an increase of 233%. Online retailers accounted for 9% of total revenue for the three months ended June 30, 2023, compared to 48% for the three months ended June 30, 2022. Distributor sales decreased for the three months ended June 30, 2023, compared with the three months ended June 30, 2022, with sales of $0 and $5,855, respectively. Private label sales increased from $0 for the three months ended June 30, 2022, to $181,688 for the three months ended June 30, 2023. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the US and Canadian markets.

We currently support a network of dealers, distributors, and independent resellers, and we will continue to expand our business and online sales channels in 2023.

Cost of Sales

Cost of sales increased by 1,819%, from $7,987 for the three months ended June 30, 2022 to $153,288 for the three months ended June 30, 2023. Our cost of sales, as a percentage of sales, was approximately 77% and 71% for the three months ended June 30, 2023 and 2022, respectively. The increase in the cost of sales as a percentage of sales was primarily due to increased inflationary pressure increasing the cost of materials for production.

We provide our distributors and online retailers an “all-in” wholesale price. This includes any import duty charges, taxes, and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous United Sates or from the United States to Canada. Volume discounts are offered to certain high-volume customers, and we also offer a “dock price” or “pickup program” whereby clients are able to pick up product directly from our stocking warehouse.

Operating Expenses

Operating expenses increased for the three months ended June 30, 2023 by $473,773, from $3,331,509 for the three months ended June 30, 2022 to $3,785,282 for the three months ended June 30, 2023, due to the following factors.

●	General and administrative expenses increased by $893,886, from $850,915 in 2022 to $1,744,801 in 2023. The increase was related to increased research and development activities and an increase in salaries as we seek to expand our operations and further develop our products.
●	Sales and marketing expenses decreased by $97,655, from $646,367 for 2022 to $548,712 for 2023. The decrease in sales and marketing is primarily attributable to the completion of several marketing agreements and lower cost of in-house marketing campaigns to create brand and product awareness.
●	Professional fees, which include accounting, legal, and consulting fees, decreased from $1,813,875 in 2022 to $1,491,453 in 2023. The decrease in professional fees was due to the completion of consulting engagements with various third-party consultants.
●	We realized a loss on foreign exchange of $316 during 2023, compared to a loss on foreign exchange of $352 for the prior period due to conversions between CAD and USD.

Other Income and Expenses

We reported other loss for the three months ended June 30, 2023 of $58,736 compared to a loss of $64,128 in the prior period. Other loss can be attributed to increased interest expense partially offset by interest and rental income.

Net Loss

Net loss for the three months ended June 30, 2023 was $3,797,455 compared to a net loss of $3,372,319 for the three months ended June 30, 2022 – an increase of 13%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, research and development, manufacturing, and supply chain.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

Revenue

For the six months ended June 30, 2023, revenues from the entire line of our products were $231,776, as compared to $59,089 for the six months ended June 30, 2022. Year-over-year sales increased by approximately 292%. For the six months ended June 30, 2023, revenue generated in Canada was $2,655, as compared to $5,802 for the same period in 2022. For the six months ended June 30, 2023, revenue generated in the United States was $229,121, compared to $53,287 for the same period in 2022, an increase of 330%.

Revenue increased for the six months ended June 30, 2023 compared to the same period the prior year due to our focus on establishing new business-to-consumer and business-to-business sales channels while strengthening the support of those channels to increase customer satisfaction and enable high product turnover. For business-to-consumer channels, we established our own e-commerce platform as well as listed our products on online marketplaces including eBay, Amazon, and Walmart. For business-to-business channels, we updated our terms and conditions, created improved product brochures for distributors, strategically created a Minimum Advertised Price policy to prevent our business-to-consumer channels from interfering with our business-to-business channels, established sales representation across the continental U.S. by forging relationships with various sales agencies, and more. We intend to gradually increase output capacity through refined production processes and increased personnel.

Sales from online retailers of our products decreased from $53,287 during the six months ended June 30, 2022 to $42,437 during the six months ended June 30, 2023, a decrease of 20%. Online retailers accounted for 18% of total revenue for the six months ended June 30, 2023 compared to 90% for the six months ended June 30, 2022. Distributor sales decreased for the six months ended June 30, 2023 compared with the six months ended June 30, 2022 with sales of $2,655 and $5,802, respectively. Private label sales increased from $0 for the three months ended June 30, 2022 to $188,684 for the three months ended June 30, 2023. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the US and Canadian markets.

We currently support a network of dealers, distributors, and independent resellers, and we will continue to expand our business and online sales channels in 2023.

Cost of Sales

Cost of sales increased by 276%, from $45,964 for the six months ended June 30, 2022 to $173,045 for the six months ended June 30, 2023. Our cost of sales, as a percentage of sales, was approximately 75% and 78% for the six months ended June 30, 2023 and 2022, respectively. The cost of sales as a percentage of sales decreased compared with prior period primarily due to increased efficiency associated with improved supply chain logistics for the six months ended June 30, 2023.

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

Operating Expenses

Operating expenses increased for the six months ended June 30, 2023 by $1,208,302, from $6,119,096 for the six months ended June 30, 2022 to $7,327,398 for the six months ended June 30, 2023, due to the following factors.

●	General and administrative expenses increased by $2,422,640 from $1,451,773 in 2022 to $3,874,413 in 2023. The increase was related to increased research and development activities, increased employment of production personnel including engineers, machine operators, and assembly people, and increases in salaries as we seek to expand our operations and further develop our products.
●	Sales and marketing expenses decreased by $273,792 from $1,366,855 for 2022 to $1,093,063 for 2023. The decrease in sales and marketing is primarily attributable to the completion of several marketing agreements and lower cost of in-house marketing campaigns to create brand and product awareness.
●	Professional fees, which include accounting, legal, and consulting fees, decreased from $3,301,454 in 2022 to $2,360,064 in 2023. The decrease in professional fees was due to the completion of consulting engagements with various third-party consultants.
●	We realized a gain on foreign exchange of $142 during 2023, compared to a gain on foreign exchange of $986 for the prior period due to conversions between CAD and USD.

Other Income and Expenses

We reported other expenses for the six months ended June 30, 2023 of $52,058 compared to $83,957 in the prior period. The decrease in other expenses can be attributed to our gain on loan forgiveness from the Government of Canada as well as rental and interest income, which are partially offset by an increase in interest expense.

Net Loss

Net loss for the six months ended June 30, 2023 was $7,320,725, compared to a net loss of $6,189,928 for the six months ended June 30, 2022 – an increase of 18%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, research and development, manufacturing, and supply chain.

Liquidity and Capital Resources; Going Concern

As of June 30, 2023, the Company had $5,902,235 in cash and cash equivalents. The Company has generated only limited revenues and have relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in fiscal year 2014, it has never generated a profit. As of June 30, 2023, the Company had an accumulated deficit of $40,704,944.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three and six months ended June 30, 2023, the Company had net loss of $3,797,455 (2022 - $3,372,319) and $7,320,725 (2022 - $6,189,928). As of June 30, 2023, the Company has working capital of $3,554,410 (December 31, 2022 - $15,870,377) and had an accumulated deficit of $40,704,944 (December 31, 2022 - $33,384,219). The Company has not generated profit from operations since inception and to date has relied on debt    and equity financings for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase. As of June 30, 2023, the Company had working capital of $3,554,410 (December 31, 2022 – $15,870,377) and an accumulated deficit of $40,704,944 (December 31, 2022 - $33,384,219). As of June 30, 2023, the Company had cash and cash equivalents of $5,902,235 (December 31, 2022 - $14,620,757). Despite the Company almost having completed its purchasing of large manufacturing machinery, operational costs are expected to remain elevated and, thus, decrease cash and cash equivalents. Concurrently, the Company intends to begin manufacturing and increasing sales volumes within the second half of 2023, which should mitigate the effects of operational costs on cash and cash equivalents. This view is supported by the fact that the manufacturing facility of the Company is near completion and is expected to start generating more substantial revenue in the third quarter of 2023, barring unforeseeable delays.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022 allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale by us of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”),  with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of June 30, 2023, the Company has sold and issued 4,434 shares of common stock in consideration for net proceeds of $7,134 under the ATM Agreement.

To date, the Company’s principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the six months ended June 30, 2023, the Company received nominal proceeds from public offerings, private placement offerings, and from the exercise of any outstanding warrants or options.   Management is focused on transitioning towards revenue as its principal source of liquidity by growing existing product offerings as well as the Company’s customer base. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot provide assurances it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, the Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of issuance of the accompanying condensed consolidated financial statements.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on its current operating plans and anticipated cash flows, the Company believes it has a sufficient level of funding for anticipated operations, capital expenditures and debt repayments for a period of at least 12 months from the issuance date of this Quarterly Report. Still, these factors, among others, indicate the existence of a material uncertainty that cast substantial   doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments could be material.

Cash Flow Activities

Cash decreased from $14,620,757 at December 31, 2022, to $5,902,235 at June 30, 2023 – a decrease of $8,718,522 or 60%. The decrease was primarily due to the acquiring of assets for domestic production, such as industrial manufacturing equipment, as well as increasing spending for inventory in anticipation of launching our e-commerce platform, research and development, production personnel, and overhead.

As of June 30, 2023, we had current assets of $10,454,976 (December 31, 2022 - $18,332,107) and current liabilities of $6,900,566 (December 31, 2022 – $2,461,730). As of June 30, 2023, we had working capital of $3,544,410 (December 31, 2022 – $15,870,377) and an accumulated deficit of $40,704,944 (December 31, 2022 - $33,384,219).

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2023 was $6,018,704, compared to $5,042,882 in the prior period, primarily driven by a larger net loss during the six months ended June 30, 2023, and partially offset by the issuance of shares, options, and warrants for services.

Accounts receivable increased at June 30, 2023 by $263,874 and by $3,850 in the prior period. The increase in accounts receivable was due to higher sales to distributors near the end of the period in 2023 compared to 2022.

Inventory increased at June 30, 2023 by $1,533,492, and at June 30, 2022 by $600,940, as a result of our stockpiling components for production as well as finished goods in anticipation of the launch of our e-commerce platform. Prepaid expenses increased by $14,280 at June 30, 2023, and by $1,658,508 at June 30, 2022, due to deposits made by us for the purchase of machinery and equipment, inventory, and professional services.

Accounts payable and accrued liabilities decreased at June 30, 2023 by $828,757, and increased by $585,813 in the prior period.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $2,663,046 compared to $9,051,810 in the prior period. The decrease in investing activities was primarily due to the purchase of a manufacturing facility in 2022.

Financing Activities

Net cash used by financing activities for the six months ended June 30, 2023 was $36,772 compared to net cash received from financing activities of $5,285,712 in the prior period.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the control system are met. Ahe design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

To address the material weaknesses  , we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in our periodic reports filed with the SEC are prepared in accordance with generally accepted accounting principles. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2023, the Company issued Steven Rossi, the Company’s Chief Executive Officer and President, stock options to purchase up to an aggregate of 2,000,000 shares of common stock in agreement for Mr. Rossi’s agreement to modify 1,600,000 restricted stock units and 400,000 performance stock units issued to Mr. Rossi on November 11, 2022 and December 29, 2021, respectively. The stock options issued to Mr. Rossi are exercisable for $1.74 per share and expire on May 1, 2033 and vest in increments of 10% for each dollar that the Company’s stock price increases between $2.00 and $11.00, as measured using the volume weighted average price of the Company’s common stock for ten consecutive trading days.

The stock options were issued outside of the Company’s equity incentive plans and the Company relied on the exemption from registration afforded the Company under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Events

●	On July 10, 2023, the Company granted 10,000 stock options to a consultant with an exercise price of $2.55 and an expiry date of July 10, 2028. The options shall vest in full on September 27, 2024.

●	On July 25 and August 3, 2023, the Company sold a total of 22,995 shares of common stock for total proceeds of $91,731. The sale of the shares of common stock was in connection with the Form S-3 shelf registration statement, which was declared effective by the SEC on October 13, 2022 allowing the Company to issue up to $30,000,000 of shares of common stock and and prospectus supplement covering the offering, issuance and sale by us of up to $13,000,000 of shares of common stock that may be issued and sold under the At The Market Offering Agreement dated as of September 30, 2022.

●	During the month of July 2023, the Company granted 321,950 stock options to various employees, directors, advisors, and consultants with exercise prices of $3.36 to $4.20 and an expiry date of 10 years from the date of issuance. The options will vest in two installments, 50% shall vest at the two-year anniversary of the grant date and remaining 50% shall vest at the three-year anniversary of the grant date.

Item 6. Exhibits

EXHIBIT No.	DESCRIPTION

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: August 14, 2023	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer (Principal Financial and Accounting Officer)

