Form 10-Q
period 2023-09-30
Worksport Ltd
filed 2023-11-14
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2023

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

As of November 14, 2023, the Registrant had 19,433,715 shares of common stock, par value $0.0001 per share, issued and outstanding.

WORKSPORT LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Worksport Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$2,965,578	$14,620,757
Accounts receivable net	518,110	62,601
Other receivable	164,034	268,032
Inventory (note 4)	3,552,069	1,346,372
Prepaid expenses and deposits (note 5)	694,343	2,034,345
Total Current Assets	7,894,134	18,332,107
Investments (note 11)	90,731	24,423
Property and Equipment, net (note 6)	14,329,099	11,900,672
Right-Of-Use Asset, net (note 12)	968,009	1,238,055
Intangible Assets, net	1,339,518	1,268,873
Total Assets	$24,621,491	$32,764,130
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,875,831	$2,028,305
Payroll taxes payable	43,738	-
Related party loan (note 9)	2,192	46,096
Loan payable (note 13)	5,300,000	-
Current lease liability (note 12)	342,010	387,329
Total Current Liabilities	7,563,771	2,461,730
Long Term – Lease Liability (note 12)	643,415	884,146
Loan Payable (note 13)	-	5,300,000
Total Liabilities	8,207,186	8,645,876

Shareholders’ Equity
Series A & B Preferred Stock, $0.0001 par value, 100,100 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 8)	-	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 17,436,805 and 17,159,376 shares issued and outstanding, respectively (note 8)	1,744	1,716
Additional paid-in capital	59,462,708	56,919,625
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	1,614,252	591,289
Accumulated deficit	(44,654,242)	(33,384,219)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity	16,414,305	24,118,254
Total Liabilities and Shareholders’ Equity	$24,621,491	$32,764,130

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022

Net Sales	$458,483	$18,350	$690,259	$77,439
Cost of Goods Sold	368,796	12,602	541,841	58,566
Gross Profit	89,687	5,748	148,418	18,873

Operating Expenses
General and administrative	3,091,488	1,520,388	6,965,901	2,972,161
Sales and marketing	380,847	586,388	1,473,910	1,953,243
Professional fees	539,126	858,605	2,899,190	4,160,059
Gain on foreign exchange	(2,265)	(16,805)	(2,407)	(17,791)
Total operating expenses	4,009,196	2,948,576	11,336,594	9,067,672
Loss from operations	(3,919,509)	(2,942,828)	(11,188,176)	(9,048,799)

Other Income (Expense)
Interest expense	(113,838)	(112,341)	(466,830)	(317,451)
Interest income	38,992	68,957	237,598	93,892
Rental income (note 17)	45,057	108,552	139,892	204,770
Gain on settlement of debt	-	-	7,493	-
Total other income (expense)	(29,789)	65,168	(81,847)	(18,789)

Net Loss	$(3,949,298)	$(2,877,660)	$(11,270,023)	$(9,067,588)

Loss per Share (basic and diluted)	$(0.23)	$(0.17)	$(0.65)	$(0.53)
Weighted Average Number of Shares (basic and diluted)	17,429,685	17,164,505	17,252,521	17,059,021

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Share Subscriptions Receivable	Share Subscription Payable	Accumulated Deficit	Cumulative Translation Adjustment	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at July 1, 2022	100	$0	17,041,055	$1,705	$55,956,398	$(1,577)	$499,542	$(27,039,733)	$(8,580)	$29,407,755
Share issuance	-	-	45,000	4	260,096	-	(260,100)	-	-	-
Issuance for services and subscriptions payable	-	-	-	-	348,549	-	50,352	-	-	398,901
Warrant exercise (note 15)	-	-	73,750	7	(7)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,877,660)	-	(2,877,660)
Balance at September 30, 2022	100	$0	17,159,805	$1,716	$56,565,036	$(1,577)	$289,794	$(29,917,393)	$(8,580)	$26,928,996

Balance at July 1, 2023	100	$0	17,413,810	$1,742	$58,615,849	$(1,577)	$1,494,885	$(40,704,944)	$(8,580)	$19,397,375
Issuance for services and subscriptions payable	-	-	-	-	739,046	-	119,367	-	-	858,413
Shares issued (note 8)	-	-	22,995	2	88,407	-	-	-	-	88,409
Stock option forfeiture (note 16)	-	-	-	-	19,406	-	-	-	-	19,406
Net loss	-	-	-	-	-	-	-	(3,949,298)	-	(3,949,298)
Balance at September 30, 2023	100	$0	17,436,805	$1,744	$59,462,708	$(1,577)	$1,614,252	$(44,654,242)	$(8,580)	$16,414,305

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Share Subscriptions Receivable	Share Subscription Payable	Accumulated Deficit	Cumulative Translation Adjustment	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	100	$0	16,951,034	$1,696	$54,608,472	$(1,577)	$430,116	$(20,849,805)	$(8,580)	$34,180,322
Issuance for services and subscriptions payable	-	-	90,000	9	1,696,475	-	119,778	-	-	1,816,262
Share issuance	-	-	45,000	4	260,096	-	(260,100)	-	-	-
Warrant exercise (note 15)	-	-	73,771	7	(7)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(9,067,588)	-	(9,067,588)
Balance at September 30, 2022	100	$0	17,159,805	$1,716	$56,565,036	$(1,577)	$289,794	$(29,917,393)	$(8,580)	$26,928,996

Balance at January 1, 2023	100	$0	17,159,376	$1,716	$56,919,625	$(1,577)	$591,289	$(33,384,219)	$(8,580)	$24,118,254
Issuance for services and subscriptions payable	-	-	250,000	25	2,428,139	-	1,022,963	-	-	3,451,127
Shares issued (note 8)	-	-	27,429	3	95,538	-	-	-	-	95,541
Stock option forfeiture (note 16)	-	-	-	-	19,406	-	-	-	-	19,406
Net loss	-	-	-	-	-	-	-	(11,270,023)	-	(11,270,023)
Balance at September 30, 2023	100	$0	17,436,805	$1,744	$59,462,708	$(1,577)	$1,614,252	$(44,654,242)	$(8,580)	$16,414,305

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	2023	2022
Operating Activities
Net Loss	$(11,270,023)	$(9,067,588)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	4,711,868	3,768,536
Depreciation and amortization	1,019,556	533,094
Accrued interest	-	23,567
Change in operating lease	(16,004)	(220,458)
	(5,554,603)	(4,962,849)
Changes in operating assets and liabilities (note 10)	(2,639,744)	(1,398,690)
Net cash used in operating activities	(8,194,347)	(6,361,539)

Cash Flows from Investing Activities
Investments	(66,308)	-
Purchase of property and equipment	(3,446,161)	(10,212,245)
Net cash used in investing activities	(3,512,469)	(10,212,245)

Financing Activities
Shareholder assumption of debt	(43,904)	14,099
Loan payable	-	5,300,000
Repayments on loan payable	-	(28,387)
Proceeds from issuance of common stock	95,541	-
Net cash received from financing activities	51,637	5,285,712

Change in cash	(11,655,179)	(11,288,072)
Cash, restricted cash and cash equivalents - beginning of year	14,620,757	28,567,333
Cash, restricted cash and cash equivalents end of period	$2,965,578	$17,279,261
Supplemental Disclosure of non-cash investing and financing Activities
Shares issued for purchase of software	$72,467	$430,068
Shares base compensation	$3,470,533	$1,276,709
Cashless warrant exercise	$-	$37,000

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Business Condition

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

On November 4, 2022, Terravis filed an amendment to its articles of incorporation with the Colorado Secretary of State, pursuant to which the Terravis Board of Directors attached a certificate of designation designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock with a par value $0.0001 per share. According to the certificate of designation, holders of the Series A Preferred Stock do not have any dividend, conversion or liquidation rights. Unless otherwise prohibited by law or the Series A Preferred Stock certificate of designation, the Series A Preferred Stock shall vote together with the outstanding shares of common stock of Terravis as one class on any matter put forth before the common stockholders. For so long as the Series A Preferred Stock is outstanding, the holders of the Series A Preferred Stock shall be entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of the common stock and any other shares of capital stock of Terravis shall be entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. On November 4, 2022, the Company issued 1,000 shares of Series A Preferred Stock to Steven Rossi, the Chief Executive Officer and President of the Company.

During the year ended December 31, 2022, Worksport New York Operations Corporation and Worksport USA Operations Corporation were incorporated in the states of New York and Colorado, respectively. During the year ended December 31, 2022, the Company was issued 1,000 shares of common stock at par value of $0.0001 of Worksport USA Operations Corporation. On April 1, 2022, the Company was issued 10,000 shares of common stock of Worksport New York Operations Corporation.

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

2. Going Concern

As of September 30, 2023, the Company had $2,965,578 in cash and cash equivalents. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in fiscal year 2014, it has never generated a profit. As of September 30, 2023, the Company had an accumulated deficit of $44,654,242.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three and nine months ended September 30, 2023, the Company had net losses of $3,949,298 (2022 - $2,877,660) and $11,270,023 (2022 - $9,067,588), respectively. As of September 30, 2023, the Company had working capital of $330,423 (December 31, 2022 – $15,870,377) and had an accumulated deficit of $44,654,242 (December 31, 2022 - $33,384,219). The Company has not generated profit from operations since inception and to date has relied on debt and equity financings for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase. As of September 30, 2023, the Company had working capital of $330,423 (December 31, 2022 – $15,870,377) and an accumulated deficit of $44,654,242 (December 31, 2022 - $33,384,219). As of September 30, 2023, the Company had cash and cash equivalents of $2,965,578 (December 31, 2022 - $14,620,757). Despite the Company having mostly completed its purchasing of large manufacturing machinery, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its start of manufacturing and increasing sales volumes in 2023, which should mitigate the effects of operational costs on cash and cash equivalents; this view is supported by the fact that the manufacturing facility of the Company is near completion and has started to generate revenue in the third quarter of 2023.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of September 30, 2023, the Company has sold and issued 27,429 shares of common stock in consideration for net proceeds of $95,541 under the ATM Agreement.

On November 2, 2023, the Company closed a sale of 1,925,000 shares of common stock and 1,575,000 pre-funded warrants for a total net proceeds of $4,261,542. In association with sale, the Company also issued 7,000,000 warrants convertible for 7,000,000 shares of common stock at an exercise price of $1.34. The warrants are exercisable six months after issuance and will expire five and a half years from the issuance date.

To date, the Company’s principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the nine months ended September 30, 2023, the Company received nominal proceeds from public offerings, private placement offerings, and from the exercise of any outstanding warrants or options. Management is focused on transitioning towards revenue as its principal source of liquidity by growing existing product offerings as well as the Company’s customer base. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot provide assurances it will be able to raise additional capital on acceptable terms, or at all.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Still, certain factors indicate the existence of a material uncertainty that cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments could be material.

3. Significant Accounting Policies

The accounting polices used in the preparation of these condensed consolidated interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2022.

4. Inventory

As of September 30, 2023 and December 31, 2022, inventory consists of the following:

	September 30, 2023	December 31, 2022
Finished goods	$1,340,133	$1,200,759
Promotional items	101,660	50,790
Raw materials	2,110,276	94,823
	$3,552,069	$1,346,372

5. Prepaid expenses and deposits

As of September 30, 2023 and December 31, 2022, prepaid expenses and deposits consists of the following:

	September 30, 2023	December 31, 2022
Consulting, services and advertising	$-	$1,313,799
Insurance	-	20,781
Deposit	694,343	699,765
	$694,343	$2,034,345

As of September 30, 2023, prepaid expenses and deposits consists of $0 (December 31, 2022 - $1,313,799) in prepaid consulting, services and advertising for third party consultants through the issuance of shares and stock options. Amounts in deposit relate to prepayment for manufacturing components and finished goods.

6. Property and Equipment

As of September 30, 2023 and December 31, 2022, major classes of property and equipment consist of the following:

	September 30, 2023	December 31, 2022
Equipment	$5,756,529	$2,344,946
Furniture	215,549	143,449
Product molds	515,072	122,675
Computers	91,659	78,885
Leasehold improvements	838,058	675,751
Building	6,079,410	6,079,410
Land	2,239,405	2,239,405
Automobile	168,497	168,497
Deposits	-	605,000
Less accumulated depreciation	(1,575,080)	(557,346)
	$14,329,099	$11,900,672

7. Promissory Notes

The following tables shows the balance of the notes payable as of September 30, 2023, December 31, 2022, and December 31, 2021:

Balance as of December 31, 2021	$263,211
Settlement	(263,211)
Balance as of December 31, 2022 and September 30, 2023	$-

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

During the year ended December 31, 2016, the Company issued a secured promissory note in the principal amount of $73,452 ($123,231 CAD). During the year ended December 31, 2018, the Company issued two additions to the original unsecured promissory note of July 2016, totaling $22,639 ($30,884 CAD). The secured promissory note bore interest at a rate of 18% per annum. The payment terms of the original note including these additions were due “upon completion of going public on the Canadian Securities Exchange, with no change in interest rate.” The secured promissory note was secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of the secured promissory notes to be due on April 1, 2021. During the year ended December 31, 2022, the Company and promissory note holder reached an agreement to settle all outstanding promissory notes and interest, noted above. As of December 31, 2022, principal balance owing was $nil. As of September 30, 2023, and December 31, 2022, the accrued interest on this note payable was $nil.

During the year ended December 31, 2016, the Company issued secured promissory notes in the aggregate principal amount of $79,000. The secured promissory notes bore interest at a rate of 18% per annum, payable monthly. The secured promissory notes were secured by all present and after-acquired property and assets of the Company. During the year ended December 31, 2019, the Company extended the maturity dates of all secured promissory notes to be due on April 1, 2021. During the year ended December 31, 2022, the Company and promissory note holder reached an agreement to settle all outstanding promissory notes and interest, noted above. As of September 30, 2023, and December 31, 2022, the principal balance owing was $nil.

8. Shareholders’ Equity (Deficit)

During nine months ended September 30, 2023, the following transactions occurred:

During the nine months ended September 30, 2023, the Company sold 27,429 shares of common stock for a total net proceeds of $95,541. The sale of shares was in connection with the shelf registration statement on Form S-3 effective on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022.

The Company recognized consulting expense of $1,022,963 to share subscriptions payable from restricted shares and stock options to be issued. As of September 30, 2023, the restricted shares have not been issued. During the same period, the Company issued 250,000 shares of common stock for consulting services valued at $635,000.

Refer to notes 16 for additional shareholders’ equity (deficit).

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

During the nine months ended September 30, 2022, the Company issued 45,000 shares of restricted stock to members of the board valued at $260,100 from share subscriptions payable.

During the nine months ended September 30, 2022, the Company recognized consulting expenses of $186,107 to share subscriptions payable from restricted shares and stock options to be issued. As of September 30, 2022, the restricted shares have not been issued.

Refer to note 16 for additional shareholders’ equity (deficit).

As of September 30, 2023, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regard to the Company’s residual assets. During the three and nine months ended September 30, 2023, the Company was authorized to issue 100 shares of its Series A and 100,000 Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 299 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock per share of preferred stock.

9. Related Party Transactions

During the nine months ended September 30, 2023, the Company recorded salaries expense of $299,505 (2022 - $231,432) for the Company’s CEO. During the nine months ended September 30, 2023, the Company recorded salaries expense of $210,719 (2022 - $192,589) to an officer and director of the Company. As of September 30, 2023, the Company has a payable of $2,192 (2022 - $46,096) to the CEO.

Refer to note 16 for additional related party transactions.

10. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the nine months ended September 30, 2023 and 2022 are as follows:

	2023	2022
Decrease (increase) in accounts receivable	$(455,509)	$(390)
Decrease (increase) in other receivable	103,998	(94,150)
Decrease (increase) in inventory	(2,205,697)	(785,014)
Decrease (increase) in prepaid expenses and deposits	26,200	(1,063,680)
Increase (decrease) in lease liability	-	8,737
Increase (decrease) in taxes payable	43,738	(112,189)
Increase (decrease) in accounts payable and accrued liabilities	(152,474)	647,996
	$(2,639,744)	$(1,398,690)

11. Investments

a)	During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares of a privately owned US-based mobile phone development company for $50,000 – representing a 10% equity stake. The shares have been issued to the Company. As of September 30, 2023, and December 31, 2022, the Company had advanced a total of $24,423 and is advancing tranches of capital as required by the Company.

b)	During the nine months ended September 30, 2023, the Company purchased $66,308 ($90,000 CAD) of Guaranteed Investment Certificate (“GIC”). The GIC bears a variable interest rate and will mature on February 27, 2024. The anticipated earned interest on the GIC at maturity is $2,818 ($3,825 CAD).

12. Operating Lease Obligations

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

The Company’s right-of-use asset and lease liability as of September 30, 2023, and December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022
Right-of-use asset	$968,009	$1,238,055
Current lease liability	$342,010	$387,329
Long-term lease liability	$643,415	$884,146

The following is a summary of the Company’s total lease costs:

	September 30, 2023	September 30, 2022
Operating lease cost	$368,984	$283,145

The following is a summary of cash paid during the nine months ended September 30, 2023 and 2022 for amounts included in the measurement of lease liabilities:

	September 30, 2023	September 30, 2022
Operating cashflow	$378,102	$277,974

The following are future minimum lease payments as of September 30, 2023:

2023	$124,043
2024	361,298
2025	269,645
2026	277,767
2027	117,158
Total future minimum lease payments	1,149,911
Less: amount representing interest	(164,486)
Present value of future payments	985,425
Current portion	342,010
Long term portion	$643,415

13. Loan payable

a)	During the year ended December 31, 2022, the Company entered into a loan agreement with a third party for the purchase of property located in West Seneca, New York, the details of which are disclosed in the Company’s Form 8-K filed with the United States Securities and Exchange Commission on May 11, 2022. The Company received $5,300,000 with an interest rate of prime plus 2.25% with an initial maturity date of May 10, 2024, and the option to extend the loan for an additional year. In order to service the loan throughout the term, the Company deposited $667,409 in a restricted account. As of September 30, 2023, the balance in the restricted account was $869,728 (December 31, 2022 - $411,016) and is included in cash and cash equivalents on the accompanying balance sheet. During the nine months ended September 30, 2023, the Company failed certain debt covenants relative to this loan . Subsequently, the loan holder decided to waive the failure of the debt covenants, requiring the Company to provide certain quarterly financial information.

b)	During the year ended December 31, 2020, the Company received $28,387 ($40,000 CAD) interest-free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2023 resulted in loan forgiveness of 25 percent (25%). As of September 30, 2022, the Company made the repayment of $28,387 ($40,000 CAD) and, as of February 14, 2023, received the forgiven debt of $7,493 ($10,000 CAD). As at September 30, 2023 and December 31, 2022, there are no amounts owing, and the loan has been fully settled.

14. Loss per Share

For the three and nine months ended September 30, 2023, basic and diluted loss per share is $0.23 and $0.65 compared to the three and nine months ended September 30, 2022 having basic and diluted loss per share of $0.17 and $0.53. These losses per share are calculated using the weighted average number of shares of 17,429,685 and 17,252,521 for the three and nine months ended September 30, 2023, respectively, and weighted average number of shares of 17,164,505 and 17,059,021 for the three and nine months ended September 30, 2022, respectively. For the periods presented, our potentially dilutive shares relating to stock options and restricted stock units were not included in the computation of diluted net loss per share, as the effect of including these shares in the calculation would have been anti-dilutive. The potentially dilutive shares totaling 20,541,911 and 20,254,411 for the three and nine months ended September 30, 2023 were excluded from the calculation of diluted net loss per share.

There are 299,000,000 shares authorized and 17,436,805 and 17,189,104 shares issued and outstanding, as of September 30, 2023 and 2022, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and stock options were excluded due to the anti-dilutive effect they would have on the computation. As of September 30, 2023, the Company has 3,939,924 warrants convertible to 4,239,924 shares of common stock, 170,212 restricted stock to be issued, 300,000 performance stock units and stock options exercisable for 3,576,256 shares of common stock, for a total underlying shares of common stock of 8,286,392. As of September 30, 2022, the Company had 4,439,924 warrants convertible to 5,239,914 common shares, 772,500 stock options exercisable for 772,500 common shares and performance stock units of 700,000 for 700,000 common shares, for a total underlying common shares of 6,712,414.

15. Warrants

During the nine months ended September 30, 2023, the Company and a stock options holder reached an agreement to cancel all 400,000 stock options in exchange for extending the exercisable period of 300,000 warrants to December 31, 2024.

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

As of September 30, 2023, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$6.05	3,446,515	0.85	August 3, 2024
$6.05	130,909	0.85	August 6, 2024
$4.00	300,000	1.26	December 31, 2024
$2.40	62,500	1.47	March 20, 2025
	3,939,924	0.89

	September 30, 2023		December 31, 2022
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	3,939,924	$5.84	5,652,827	$5.14
Issuance	-	$-	130,909	$6.05
Expired	-	$-	(1,593,691)	$(4.00)
Exercise	-	$-	(250,121)	$(2.00)
Balance, end of period	3,939,924	$5.84	3,939,924	$5.84

16. Stock Options and Performance Share Units

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

Performance Share Units

On May 1, 2023, the Company and Steven Rossi reached an agreement to modify 1,600,000 restricted stock units and 400,000 performance stock units issued on November 11, 2022, and December 29, 2021, respectively, and replace them with 2,000,000 stock options, as described below.

On November 11, 2022, 700,000 performance stock units (“PSUs”) granted on December 29, 2021, as described below, were modified to include new terms pertaining to the PSU vesting schedule. The PSUs vest in 5% increments according to the modified schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $2.25, 50% will have vested at a closing price of $5.31, and 100% will have vested at a closing price of $13.76 as measured using the volume weighted average of the Company’s common stock for ten (10) consecutive trading days, with over $100,000 of trading volume on each of those days. The fair value of the PSUs was estimated to be $1,254,460. As of September 30, 2023, 75,000 PSUs have vested, and the Company recognized $128,433 (2022 - $0) in consulting expenses.

On December 29, 2021, the Company granted 400,000 and 300,000 performance stock units (“PSUs”) to the Company’s Chief Executive Officer and a director, respectively. The PSUs were to vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs was to have vested upon the Company’s stock price closing at $3.00, 50% was to have vested at a closing price of $16.50, and 100% was to have vested at a closing price of $31.50. The fair value of the PSUs was estimated to be $1,344,570. As of September 30, 2023, no PSUs have vested, and the Company recognized $0 (2022 - $201,686) in consulting expenses.

Stock Options

The Company uses the Black-Scholes option pricing model to determine fair value of stock options on the grant date.

During the nine months ended September 30, 2023, the Company issued 321,150 stock options to employees, consultants and directors with an exercise price ranging from $2.55 to $4.20. 321,150 of the stock options will expire 5 to 10 years from the date of grant. The options shall vest in two equal installments on the first and second anniversary of the grant date. 10,000 of the stock options will vest entirely on September 27, 2024, 47,000 of the stock options shall vest in three installments 15,000 will vest on first and second anniversary of grant date, with the remaining 17,000 to vest on the third anniversary of grant date. The fair value of the options on the grant date was estimated to be $1,116,856. The Company recognized $100,901 in wages and salary and consulting expenses during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company issued 2,000,000 stock options to Steven Rossi. The stock options have an exercise price of $1.74 and an expiration date of May 1, 2033. The options shall vest in increments of 10% for each dollar that the Company’s stock price increases between $2.00 and $11.00, as measured using the volume weighted average of the Company’s common stock for ten consecutive trading days. The fair value of the options on the grant date was estimated to be $2,821,572. The Company recognized $658,367 in wages and salary during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company issued 75,000 stock options to an employee with an exercise price of $2.43 and expiring on May 18, 2033. The options shall vest in two installments, 25,000 on May 18, 2024, and 50,000 on August 1, 2024. The fair value of the options on the grant date was estimated to be $182,025. The Company recognized $22,380 in wages and salary expenses during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company issued 65,000 stock options to employees and a consultant with an exercise price of $1.53 and expiring on March 14, 2033. The options shall vest in two equal installments on March 14, 2024, and 2025. The fair value of the options on the grant date was estimated to be $98,670. The Company recognized $24,130 in wages and salary and consulting expenses during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, 15,000 stock options were cancelled upon the departure of employees; as a result the Company recognized $19,406 in wages and salary expense during the period.

During the nine months ended September 30, 2023, the Company issued 85,106 stock options to an employee with an exercise price of $1.53 and expiring on March 14, 2033. The options shall vest in two installments; a) one fiscal quarter in which the Company generates $3,600,000 in sales with at least 20% unit margin and b) one fiscal quarter in which the Company generates $5,400,000 in sales with at least 30% unit margin. The fair value of the options on the grant date was estimated to be $129,191. The Company recognized $56,557 in wages and salary expenses during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company issued 300,000 stock options to a consultant with an exercise price of $1.66 and expiring on January 30, 2028. The options shall vest in three equal installments on January 30, 2023, March 1, 2023, and September 1, 2023. The fair value of the options on the grant date was estimated to be $486,600. The Company recognized $486,600 in consulting expenses during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company issued 360,000 stock options to directors with an exercise price of $1.66 and expiring on January 30, 2033. The options shall vest in six equal installments on January 30, 2023, July 31, 2023, January 30, 2024, July 30, 2024, January 30, 2025, and July 30, 2025. The fair value of the options on the grant date was estimated to be $592,560. The Company recognized $157,799 in consulting expenses during the nine months ended September 30, 2023.

During the year ended December 31, 2022, the Company granted 10,000 and 50,000 options to advisors with an exercise price of $2.19 and $2.37, respectively, expiring on February 7, 2027, and May 5, 2032, respectively. The options vested immediately upon issuance. The fair values of the options on the grant date were estimated to be $21,780 and $261,400, respectively. The Company recognized $0 (2022 - $283,180) in consulting expenses during the nine months ended September 30, 2023.

During the year ended December 31, 2022, the Company granted 12,500 options to a consultant with an exercise price of $1.60 expiring on November 29, 2032. The options are earned in four equal installments on February 27, 2023, May 29, 2023, August 29, 2023, and November 27, 2023. The options shall vest one year after being earned on February 27, 2024, May 29, 2024, August 29, 2024, and November 27, 2024. The fair value of the options on the grant date was estimated to be $18,725. The Company recognized $14,159 (2022 - $0) in consulting expenses during the nine months ended September 30, 2023.

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

On July 23, 2021, the Company granted 15,000 options to a director with an exercise price of $5.50 and an expiry date of July 23, 2026. The stock options vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $129,480. The Company recognized $0 (2022 - $799) to consulting expenses during the nine months ended September 30, 2023.

On August 6, 2021, the Company granted 140,000 options to directors, advisors, and officers with an exercise price of $5.50 and an expiry date of August 6, 2026. The stock options vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $754,189. The Company recognized $0 (2022 - $5,096) to consulting expenses during the nine months ended September 30, 2023.

On September 1, 2021, the Company granted 400,000 options to a consultant with an exercise price of $5.32 and an expiry date of September 1, 2026. 100,000 shall vest on March 1, 2022, 100,000 shall vest on September 1, 2022, 100,000 shall vest on March 1, 2023, and 100,000 shall vest on September 1, 2023. The fair value of the options on the grant date was estimated to be $2,112,000. The Company recognized $87,514 (2022 - $790,541) to consulting expenses during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company and the stock options holder reached an agreement to cancel all 400,000 stock options in exchange for extending the exercisable period of 300,000 warrants to December 31, 2024.

On October 7 and November 2, 2021, the Company granted advisors 5,000 and 62,500 options with exercise prices of $5.50 and $5.24, respectively. The options will expire on October 7, 2026, and November 2, 2026, respectively. The stock options fully vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $353,230. The Company recognized $0 (2022 - $32,856) to consulting expenses during the nine months ended September 30, 2023.

On December 29, 2021, the Company granted an aggregate of 90,000 options to members of the board with an exercise price of $2.51. The options will expire on December 29, 2026. For each of these three option grants, 10,000 vested on December 29, 2022, 10,000 shall vest on December 29, 2023, and 10,000 shall vest on December 29, 2024. The fair value of the options on the grant date was estimated to be $224,280. The Company recognized $56,326 (2022 - $56,326) in consulting expenses during the nine months ended September 30, 2023.

	September 30, 2023		December 31, 2022
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	785,000	$4.74	712,500	$5.00
Granted	3,206,256	$1.91	72,500	$2.21
Cancelled	(415,000)	$(5.18)	-	$-
Balance, end of period	3,576,256	$2.15	785,000	$4.74

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on September 30, 2023
Stock options	$ 1.53-5.50	3,576,256	8.30	$2.15	1,132,500

As of September 30, 2023 and December 31, 2022, Terravis Energy Inc. has the following options outstanding:

	September 30, 2023		December 31, 2022
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	1,350,000	$0.01	-	$-
Granted	-	$-	1,350,000	$0.01
Balance, end of period	1,350,000	$0.01	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on September 30, 2023
Stock options	$0.01	1,350,000	8.53	$0.01	1,350,000

17. Rental Income

During the year ended December 31, 2022, the Company entered into a sublease agreement for its warehouse in Mississauga, Ontario, Canada. The sublease commenced on September 15, 2022, and will end on May 31, 2024 at $15,515 ($19,992 CAD) per month.

During the year ended December 31, 2022, the Company entered into a lease agreement in relation to its West Seneca property. Initially, the Company entered into a lease agreement with a third-party from July 1 to December 31, 2022 at $33,750 per month. On September 23, 2022, a mutual agreement was reached to terminate the lease agreement.

During the nine months ended September 30, 2023, the Company recognized rental income of $139,892 (2022 - $204,770).

18. Subsequent Events

The Company has evaluated subsequent events through November 14, 2023. The following events occurred after the quarter-ended September 30, 2023:

●	Subsequent to September 30, 2023, the Company sold a total of 71,698 shares of common stock for total net proceeds of $118,697. The sale of the shares of common stock was in connection with the Form S-3 shelf registration statement, which was declared effective by the SEC on October 13, 2022 allowing the Company to issue up to $30,000,000 of shares of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of shares of common stock that may be issued and sold under the At The Market Offering Agreement dated as of September 30, 2022.

●	Subsequent to September 30, 2023, 47,000 stock options with an estimated valuation of $168,213 were cancelled upon the termination of the employee.

●

On October 31, 2023, the Company granted 10,000 non-qualified stock options to an employee with an exercise price of $1.44 and an expiry date of October 31, 2033. The options shall vest in full on October 31, 2035.

●

On November 2, 2023, the Company closed a sale of 1,925,000 shares of common stock and 1,575,000 pre-funded warrants for a total net proceeds of $4,261,542. In association with sale, the Company also issued 7,000,000 warrants convertible for 7,000,000 shares of common stock at an exercise price of $1.34. The warrants are exercisable six months after issuance and will expire five and a half years from the issuance date.

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

Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in March and the associated quarters, months and periods of those fiscal years. Each of the terms “Company” and “Worksport” as used herein refers collectively to Worksport Ltd. and its subsidiaries, unless otherwise stated.

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

Rising Popularity of Electric Vehicles

Electric Vehicles (EVs) have been exponentially increasing in consumer interest, whether that interest takes the form of vehicle pre-orders, sales, or investments. As we begin marketing our Worksport SOLIS and COR products, we plan to market the SOLIS tonneau cover as a must-have accessory for electric light duty vehicle owners while simultaneously riding the coattails of EV popularity to promote our other products (COR portable energy storage systems and conventional tonneau covers) to the very large population of Americans that have an interest in EVs without the funds to purchase them. Further, participating in the EV space allows us to target consumers with an interest in cutting-edge technologies – a great market in which to promote our COR battery system.

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

Limited Competitive Landscape

Our conventional tonneau covers are engineered for enhanced user experience and resistance to wear-and-tear, making them strong and competitive products in an otherwise consolidated and saturated market. The Worksport COR portable energy storage system, however, operates in a much wider yet unsaturated market. The global Portable Power Station market is quickly growing, and the competitive landscape is far from consolidated. The solar tonneau cover market is in its infancy, and it is a market in which we have first-mover advantage. To ensure we do not fall behind future competitors, we are highly focused on protecting our intellectual property both domestically and abroad.

Business Developments

The following highlights recent material developments in our business in the nine months ended September 30, 2023:

●	In January 2023, a Worksport representative traveled to a European vendor who was manufacturing a portion of Worksport’s assembly line to assess the quality of said machinery. Later that month, Worksport announced its approval of the machinery following a rigorous on-site inspection, after which the machine was shipped to Worksport’s USA production facility with an arrival date of March 14, 2023.

●	In February and June of 2023, Worksport hosted job fairs at its production facility to attract local assembly people, machine operators, and clerical workers. Both job fairs proved to be a success, the former of which attracted nearly 100 applicants.

●	By May 2023, Worksport had completed its installation of its custom manufacturing line, at which point it was ready to conduct training sessions and test production runs. That same month, Worksport sent a potential private-label customer hard-folding tonneau cover samples – samples that were approved shortly thereafter. Further, much of the raw materials required for a first full production run were received in May 2023.

●	In June 2023, Worksport announced the launch of a new product line: the SC4 PRO, a soft, quad-fold cover with enhanced usability compared to Worksport’s SC4 tonneau cover.

●	In June 2023, Worksport officially relocated its corporate headquarters to its production facility in West Seneca, New York. This change symbolizes Worksport’s focus on domestic manufacturing and investment of resources into its West Seneca production facility.

●	In July 2023, Worksport announced the opening of its state-of-the-art R&D facility in Springfield, Missouri to house the Company’s tonneau cover research and development team.

●

Also in July 2023, Worksport received $720,000 in purchase orders for its innovative soft-folding tonneau covers and commenced shipping from its West Seneca manufacturing facility. The $720,000 consists of four (4) individual purchase orders each representing a value of $180,000.

●	In July 2023, Worksport completed its qualification for “Made in the USA” designation for its upcoming line of hard tonneau covers.

●

In July 2023, Worksport announced an approximate $1,600,000 purchase order for its advanced hard-folding tonneau covers along with scheduled production of the hard-folding covers scheduled to begin within the following month utilizing its multi-million dollar custom manufacturing line. Worksport fulfilled its first shipment of hard-folding tonneau covers in the following month.

●

In September 2023, Worksport announced it has identified a potential supply partnership with a top-tier solar panel provider for its highly-anticipated SOLIS Solar Tonneau Cover. The SOLIS Solar Cover, complemented by the development of Worksport’s COR Battery System, has already piqued the interest of multiple automotive manufacturers. One notable major auto manufacturer partnership has already been announced with Hyundai’s North American design, technology, and engineering division.

●	In September 2023, Worksport signed a long-term supply agreement with an established, US-based automotive aftermarket reseller in which it expects annual sales of an estimated $16,000,000 of its advanced hard-folding and soft-folding tonneau covers.

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

We believe our Worksport SOLIS and Worksport COR products will be received positively by the public for their resilience to, and even increased utility as a result of, Climate Change. However, we acknowledge the potentially negative environmental impacts of poor battery recycling and increasing demand for precious metals. We are actively researching ways to lower such environmental impacts.

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices of the component materials for parts of our goods may impact the availability, quality and price of our products as suppliers search for alternatives to existing materials and increase the prices they charge. Our suppliers may also fail to provide consistent quality of product as they may substitute lower cost materials to maintain pricing levels. Rapid and significant changes in commodity prices may negatively affect our profit margins, and it may be difficult to mitigate worsened margins through customer pricing actions and cost reduction initiatives.

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

Additionally, as central banks and the U.S. Federal Reserve increase interest rates to combat global inflation, the cost of debt financing increases. While we currently do not have material debt other than our $5.3 million mortgage on our West Seneca facility, our mortgage’s variable rate increases and decreases along with interest rates, which resulted in an increase of monthly premiums throughout 2022 and 2023. We are still susceptible to variable monthly mortgage interest costs as a result of changes in interest rates. We continue to explore debt financing options at reasonable interest rates in order to strengthen our cash position.

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

Our transition towards domestic manufacturing and assembly is anticipated to largely offset these higher costs, as we believe we will be less exposed to higher international shipping costs. We are also identifying North American suppliers of our products’ components and will prioritize transport by rail, when possible, to avoid high trucking costs.

Geopolitical Conditions

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of these conflicts, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as whether any counter measures or retaliatory actions in response, including, for example, potential cyberattacks or the disruption of energy exports, are likely to cause regional instability and geopolitical shifts, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. These situations remain uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflicts and actions taken in response to these conflicts could increase our costs, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

In addition, while we do not have any direct operations or significant sales in the Middle East nor Africa, geopolitical tensions and ongoing conflicts in these regions, particularly between Israel and Palestine as well as within Sudan, may lead to further global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of these conflicts, including related geopolitical tensions, and the measures and actions taken by other countries in respect thereof, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to predict the impact of any of the foregoing, these conflicts may increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

Foreign Currencies

We are subject to foreign exchange risk as we manufacture certain products and components in China, market extensively in both Canadian and U.S. markets, employ people residing in both the U.S. and Canada and, to date, have raised funds in Canadian Dollars. Meanwhile, we report results of operations in U.S. Dollars. Since our Canadian customers pay in Canadian Dollars, we are subject to gains and losses due to fluctuations in the USD relative to the Canadian Dollar. Our manufacturers in China are paid in USD to better avoid the relatively greater fluctuation of the Chinese Yuan. To the extent the U.S. dollar strengthens against any of these foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

Revenue

For the three months ended September 30, 2023, revenues from our entire line of products was $458,483, as compared to $18,350 for the three months ended September 30, 2022. Year-over-year sales increased by approximately 2,399%. For the three months ended September 30, 2023, revenue generated in Canada was $4,225, as compared to $5,216 for the same period in 2022. For the three months ended September 30, 2023, revenue generated in the United States was $454,258, compared to $13,134 for the same period in 2022, an increase of 3,359%.

Revenue increased for the three months ended September 30, 2023 compared to the same period the prior year due to increased sales of soft tonneau covers to a private label partner during the three months ended September 30, 2023. Worksport continues to focus on establishing new business-to-consumer and business-to-business sales channels, while strengthening the support of those channels to increase customer satisfaction and enable high product turnover. For business-to-consumer channels, we established our own e-commerce platform, as well as listed our products on online marketplaces including eBay, Amazon, and Walmart. For business-to-business channels, we updated our terms and conditions, created improved product brochures for distributors, strategically created a Minimum Advertised Price policy to prevent our business-to-consumer channels from interfering with our business-to-business channels, established sales representation across the continental U.S. by forging relationships with various sales agencies, and more. We intend to gradually increase output capacity through refined production processes and increased personnel.

Sales from online retailers of our products increased from $13,134 during the three months ended September 30, 2022, to $21,599 during the three months ended September 30, 2023. Online retailers accounted for 5% of total revenue for the three months ended September 30, 2023, compared to 72% for the three months ended September 30, 2022. Distributor sales decreased for the three months ended September 30, 2023, compared with the three months ended September 30, 2022, with sales of $4,225 and $5,216, respectively. Private label sales increased from $0 for the three months ended September 30, 2022, to $432,659 for the three months ended September 30, 2023. Private label sales accounted for 94% of total revenue for the three months ended September 30, 2023. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the U.S. and Canadian markets.

We currently support a network of dealers, distributors, and independent resellers, and we will continue to expand our business and online sales channels in the fourth quarter of 2023.

Cost of Sales

Cost of sales increased by 2,826% from $12,602 for the three months ended September 30, 2022, to $368,796 for the three months ended September 30, 2023. Our cost of sales, as a percentage of sales, was approximately 80% and 69% for the three months ended September 30, 2023 and 2022, respectively. The increase in the cost of sales as a percentage of sales was primarily due to increased sales to private labels at a lower agreed upon sales price compared to online retail sales. Accordingly, cost of sales to private labels are lower compared to that of online retail sales, as indirect costs are assumed by the private labels.

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

Operating Expenses

Operating expenses increased for the three months ended September 30, 2023 by $1,060,620, from $2,948,576 for the three months ended September 30, 2022 to $4,009,196 for the three months ended September 30, 2023, due to the following factors:

●	General and administrative expenses increased by $1,571,100, from $1,520,388 in 2022 to $3,091,488 in 2023. The increase was related to increased research and development activities and an increase in wages and salaries as we seek to expand our operations and further develop our products.

●	Sales and marketing expenses decreased by $205,541, from $586,388 for 2022 to $380,847 for 2023. The decrease in sales and marketing is primarily attributable to the completion of several marketing agreements and lower cost of in-house marketing campaigns to create brand and product awareness.

●	Professional fees, which include accounting, legal, and consulting fees, decreased from $858,605 in 2022 to $539,126 in 2023. The decrease in professional fees was due primarily to the completion of consulting engagements with various third-party consultants.

●	We realized a gain on foreign exchange of $2,265 during 2023, compared to a gain on foreign exchange of $16,805 for the prior period due to conversions between CAD and USD.

Other Income and Expenses

We reported other expenses for the three months ended September 30, 2023 of $29,789 compared to a gain of $65,168 in the prior period. Other expenses can be attributed to increased interest expense partially offset by interest and rental income.

Net Loss

Net loss for the three months ended September 30, 2023 was $3,949,298 compared to a net loss of $2,877,660 for the three months ended September 30, 2022 – an increase of 37%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, research and development, manufacturing, and supply chain.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

Revenue

For the nine months ended September 30, 2023, revenues from the entire line of our products were $690,259, as compared to $77,439 for the nine months ended September 30, 2022. Year-over-year sales increased by approximately 791%. For the nine months ended September 30, 2023, revenue generated in Canada was $6,961, as compared to $11,981 for the same period in 2022. For the nine months ended September 30, 2023, revenue generated in the United States was $683,298, compared to $65,458 for the same period in 2022, an increase of 944%.

Revenue increased for the nine months ended September 30, 2023 compared to the same period the prior year increased sales of soft tonneau covers to a private label partner during the three months ended September 30, 2023. Worksport continues to focus on establishing new business-to-consumer and business-to-business sales channels while strengthening the support of those channels to increase customer satisfaction and enable high product turnover. For business-to-consumer channels, we established our own e-commerce platform as well as listed our products on online marketplaces including eBay, Amazon, and Walmart. For business-to-business channels, we updated our terms and conditions, created improved product brochures for distributors, strategically created a Minimum Advertised Price policy to prevent our business-to-consumer channels from interfering with our business-to-business channels, established sales representation across the continental U.S. by forging relationships with various sales agencies, and more.   We intend to gradually increase output capacity through refined production processes and increased personnel.

Sales from online retailers of our products decreased from $65,458 during the nine months ended September 30, 2022 to $62,827 during the nine months ended September 30, 2023, a decrease of 4%. Online retailers accounted for 9% of total revenue for the nine months ended September 30, 2023 compared to 85% for the nine months ended September 30, 2022. Distributor sales decreased for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 with sales of $6,961 and $11,981, respectively. Private label sales increased from $0 for the three months ended September 30, 2022 to $620,471 for the three months ended September 30, 2023. Private label sales accounted for 90% of total revenue for the nine months ended September 30, 2023. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the U.S. and Canadian markets.

We currently support a network of dealers, distributors, and independent resellers, and we will continue to expand our business and online sales channels in the fourth quarter of 2023.

Cost of Sales

Cost of sales increased by 825%, from $58,566 for the nine months ended September 30, 2022, to $541,841 for the nine months ended September 30, 2023. Our cost of sales, as a percentage of sales, was approximately 78% and 76% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the cost of sales as a percentage of sales was primarily due to increased sales to private labels at a lower agreed upon sales price compared to online retail sales. Accordingly, cost of sales to private labels are lower compared to that of online retail sales, as indirect costs are assumed by the private labels.

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

Operating Expenses

Operating expenses increased for the nine months ended September 30, 2023 by $2,268,922, from $9,067,672 for the nine months ended September 30, 2022 to $11,336,594 for the nine months ended September 30, 2023, due to the following factors:

●	General and administrative expenses increased by $3,993,740 from $2,972,161 in 2022 to $6,965,901 in 2023. The increase was related to increased research and development activities, increased employment of production personnel including engineers, machine operators, and assembly people, and increases in wages and salaries as we seek to expand our operations and further develop our products.

●	Sales and marketing expenses decreased by $479,333 from $1,953,243 for 2022 to $1,473,910 for 2023. The decrease in sales and marketing is primarily attributable to the completion of several marketing agreements and lower cost of in-house marketing campaigns to create brand and product awareness.

●	Professional fees, which include accounting, legal, and consulting fees, decreased from $4,160,059 in 2022 to $2,899,190 in 2023. The decrease in professional fees was due to the completion of consulting engagements with various third-party consultants.

●	We realized a gain on foreign exchange of $2,407 during 2023, compared to a gain on foreign exchange of $17,791 for the prior period due to conversions between CAD and USD.

Other Income and Expenses

We reported other expenses for the nine months ended September 30, 2023 of $81,847 compared to $18,789 in the prior period. The increase in other expenses can be attributed to higher interest expense in the current period compared to the prior period, offset by interest income and rental income.

Net Loss

Net loss for the nine months ended September 30, 2023 was $11,270,023, compared to a net loss of $9,067,588 for the nine months ended September 30, 2022 – an increase of 24%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, research and development, manufacturing, and supply chain.

Liquidity and Capital Resources; Going Concern

As of September 30, 2023, the Company had $2,965,578 in cash and cash equivalents. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in fiscal year 2014, it has never generated a profit. As of September 30, 2023, the Company had an accumulated deficit of $44,654,242.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three and nine months ended September 30, 2023, the Company had net loss of $3,949,298 (2022 - $2,877,660) and $11,270,023 (2022 - $9,067,588). As of September 30, 2023, the Company has working capital of $330,423 (December 31, 2022 - $15,870,377) and had an accumulated deficit of $44,654,242 (December 31, 2022 - $33,384,219). The Company has not generated profit from operations since inception and to date has relied on debt and equity financings for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase. As of September 30, 2023, the Company had working capital of $330,423 (December 31, 2022 – $15,870,377) and an accumulated deficit of $44,654,242 (December 31, 2022 - $33,384,219). As of September 30, 2023, the Company had cash and cash equivalents of $2,965,578 (December 31, 2022 - $14,620,757). Despite the Company having mostly completed its purchasing of large manufacturing machinery, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to begin manufacturing and increasing sales volumes in 2023, which should mitigate the effects of operational costs on cash and cash equivalents. This view is supported by the fact that the manufacturing facility of the Company is near completion and has started to generate further revenue in the third quarter of 2023.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”),  with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of September 30, 2023, the Company has sold and issued 27,429 shares of common stock in consideration for net proceeds of $95,541 under the ATM Agreement.

On November 2, 2023, the Company closed a sale of 1,925,000 shares of common stock and 1,575,000 pre-funded warrants for a total net proceeds of $4,261,542. In association with sale, the Company also issued 7,000,000 warrants convertible for 7,000,000 shares of common stock at an exercise price of $1.34. The warrants are exercisable six months after issuance and will expire five and a half years from the issuance date.

To date, the Company’s principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the nine months ended September 30, 2023, the Company received nominal proceeds from public offerings, private placement offerings, and from the exercise of any outstanding warrants or options. Management is focused on transitioning towards revenue as its principal source of liquidity by growing existing product offerings as well as the Company’s customer base. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot provide assurances it will be able to raise additional capital on acceptable terms, or at all.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Still, certain factors indicate the existence of a material uncertainty that cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments could be material.

Cash Flow Activities

Cash decreased from $14,620,757 at December 31, 2022, to $2,965,578 at September 30, 2023 – a decrease of $11,655,179 or 80%. The decrease was primarily due to the acquiring of assets for domestic production, such as industrial manufacturing equipment, as well as increasing spending on production personnel, and for raw materials in anticipation of domestic production, research and development, and overhead.

As of September 30, 2023, we had current assets of $7,894,134 (December 31, 2022 - $18,332,107) and current liabilities of $7,563,771  (December 31, 2022 – $2,461,730). As of September 30, 2023, we had working capital of $330,423 (December 31, 2022 – $15,870,377) and an accumulated deficit of $44,654,242 (December 31, 2022 - $33,384,219).

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2023 was $8,194,347, compared to $6,361,539 in the prior period, primarily driven by a larger net loss during the nine months ended September 30, 2023, and partially offset by the issuance of shares, options, and warrants for services.

Accounts receivable increased at September 30, 2023 by $455,509 and by $390 in the prior period. The increase in accounts receivable was due to higher sales to private labels near the end of the period in 2023 compared to that of 2022.

Inventory increased at September 30, 2023 by $2,205,692, and at September 30, 2022 by $785,014, as a result of our stockpiling components for production as well as finished goods in anticipation of the launch of our e-commerce platform. Prepaid expenses decreased by $26,200 at September 30, 2023, and increased by $1,063,680 at September 30, 2022.

Accounts payable and accrued liabilities decreased at September 30, 2023 by $152,474, compared to an increase of $647,996 in the prior period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $3,512,469 compared to $10,212,245 in the prior period. The decrease in investing activities was primarily due to the purchase of a manufacturing facility in 2022.

Financing Activities

Net cash generated by financing activities for the nine months ended September 30, 2023 was $51,637 compared to net cash generated from financing activities of $5,285,712 in the prior period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-13(e) and 15(d)-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the quarter covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent Events

●	Subsequent to September 30, 2023, the Company sold a total of 71,698 shares of common stock for total net proceeds of $118,697. The sale of the shares of common stock was in connection with the Form S-3 shelf registration statement, which was declared effective by the SEC on October 13, 2022 allowing the Company to issue up to $30,000,000 of shares of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of shares of common stock that may be issued and sold under the At The Market Offering Agreement dated as of September 30, 2022.

●	Subsequent to September 30, 2023, 47,000 stock options with an estimated valuation of $168,213 were cancelled upon the termination of the employee.

●	On October 31, 2023, the Company granted 25,000 non-qualified stock options to an employee with an exercise price of $1.44 and an expiry date of October 31, 2033. The options shall vest in full on October 31, 2035.

●	On November 2, 2023, the Company closed a sale of 1,925,000 shares of common stock and 1,575,000 pre-funded warrants for a total net proceeds of $4,261,542. In association with sale, the Company also issued 7,000,000 warrants convertible for 7,000,000 shares of common stock at an exercise price of $1.34. The warrants are exercisable six months after issuance and will expire five and a half years from the issuance date.

Item 6. Exhibits

EXHIBIT No.	DESCRIPTION

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certifications of Chief Executive Officer
32.2**	Section 906 Certifications of Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: November 14, 2023	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer (Principal Financial and Accounting Officer)

