Form 10-K
period 2023-12-31
Worksport Ltd
filed 2024-03-28
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2023

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $35,688,619, based on a closing price of $2.44 per share of common stock.

As of March 27, 2024, the Registrant had 24,100,413 shares of common stock, par value $0.0001 per share, issued and outstanding.

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references in this document to “Worksport Ltd.,” “Worksport,” “us,” “we,” “our” or the “Company” refer to Worksport Ltd., a Nevada corporation and its subsidiaries, Worksport Ltd., an Ontario, Canada corporation, Worksport USA Operations Corporation, a Colorado corporation, Worksport New York Operations Corporation, a New York corporation, and Terravis Energy, Inc., a Colorado corporation. Our logo and other trademarks or service marks of the Company appearing in this Annual Report on Form 10-K are the property of Worksport Ltd. This Annual Report on Form 10-K also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

PART I

ITEM 1. BUSINESS

Overview

Worksport Ltd., through its subsidiaries, designs, develops, and manufactures innovative products for various markets including automotive accessories, consumer electronics, and both residential and commercial HVAC system markets. Worksport is able to monetize and protect its products through a large and growing intellectual property (“IP”) portfolio with patents and trademarks relating to, among other things, tonneau covers, solar integrated tonneau covers, portable power stations, NP (non-parasitic) hydrogen-based green energy systems, residential heating and cooling systems (heat pumps), and electric vehicle-charging stations. Worksport seeks to provide consumers with next-generation automotive accessories through the production of our innovative line of tonneau covers for light trucks while capitalizing on growing consumer interest in clean energy solutions and power grid independence through the launch of its forthcoming solar tonneau cover (Worksport SOLIS) and mobile battery generator system (Worksport COR). Worksport’s subsidiary, TerraVis Energy, is poised to revolutionize the local and global markets for efficient home and commercial heat pumps through its groundbreaking TerraVis Energy Aetherlux. This prototype heat pump, currently under rigorous development, showcases exceptional early test results that underscore its remarkable efficiency in heating and cooling across both extreme hot and cold climates.

Corporate History

The Company was incorporated in the State of Nevada on April 2, 2003 under the name Franchise Holdings International, Inc. (“FNHI”). In December 2014, FNHI acquired 100% of the outstanding equity of Worksport Ltd., an Ontario corporation formed in 2011 (“Worksport Ontario”), pursuant to which Worksport Ontario became a wholly-owned subsidiary of FNHI. In May 2020, FNHI changed its name to Worksport Ltd.

On May 21, 2021, the Board of Directors (“Board”) authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1-for-20 for the purpose of increasing the per share price for the Company’s stock in an effort to meet the minimum listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”). The Certificate of Change was submitted to the Nevada Secretary of State on May 21, 2021, and the Financial Industry Regulatory Authority (“FINRA”) corporate action was announced on August 3, 2021. FINRA declared the 1-for-20 reverse stock split effective on August 4, 2021.

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

Worksport Acquisition Corporation was incorporated in the State of Delaware on December 28, 2021. On January 1, 2022, the Company was issued 1,000 shares of common stock at par value of $0.0001 per share, representing 100% of the outstanding equity of Worksport Acquisition Corporation. On August 8, 2023, this corporation was dissolved due to lack of operations and activity.

Worksport USA Holding Corporation was incorporated in the State of Colorado on March 11, 2022. On March 11, 2022, the Company was issued 1,000 shares of common stock at par value of $0.0001 per share, representing 100% of the outstanding equity of Worksport USA Holding Corporation. On May 25, 2023, this corporation was dissolved due to lack of operations and activity.

April 2021 Public Offering; Nasdaq Uplisting

On August 6, 2021, we consummated a firm commitment underwritten public offering (the “Public Offering”) of an aggregate of 3,272,727 units pursuant to a registration statement on Form S-1, as amended (File No. 333-256142), and related registration statement on Form S-1 filed pursuant Rule 462(b) (File No: 333-258429) under the Securities Act. The Public Offering price was $5.50 per unit, and each unit consisted of one share of common stock and one warrant (“Public Warrant”) to purchase one share of common stock for $6.05 per share (110% of the unit offering price) from the date of issuance until the third anniversary of the issuance date. We received gross proceeds of approximately $18.0 million from the Public Offering, and after deducting the underwriting commissions, discounts, and offering expenses payable by us, we received net proceeds of approximately $16.1 million. We used the net proceeds for working capital, research & development, marketing, and equipment.

In connection with the Public Offering, our common stock and Public Warrant commenced trading on The Nasdaq Capital Market under the symbols “WKSP” and “WKSPW,” respectively, since August 4, 2021. Prior to the uplisting, our common stock was quoted on the OTCQB Marketplace under the symbol “WKSP.”

September 2022 At-The-Market Sales Agreement

On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022 (“Form S-3 Registration Statement”), allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of December 30, 2023, the Company has sold and issued 604,048 shares of common stock in consideration for net proceeds of $812,551 under the ATM Agreement.

November 2023 Registered Direct Offering and Concurrent Private Offering

On November 2, 2023, we raised roughly $4.7 million from a registered direct offering and concurrent private placement before deducting the placement agent’s fees and other estimated offering expenses payable by the Company. The registered direct offering entailed the sale of 3,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) to a single institutional investor. The concurrent private placement entailed the issuance and sale of warrants to purchase up to 7,000,000 shares of common stock to the same institutional investor. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $1.34. The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date and have an exercise price of $1.34 per share. The shares of common stock (or pre-funded warrants in lieu thereof) were offered by the Company pursuant to the Company’s Form S-3 Registration Statement. The warrants issued in the concurrent private placement and the shares issuable upon exercise of such warrants were offered in a private placement under Section 4(a)(2) and/or Rule 506 of Regulation D. The 7,000,000 shares of common stock underlying the warrants were registered for resale by the institutional investor on a registration statement on Form S-1 (File No. 333-276241) filed with the SEC on December 22, 2023 and declared effective by the SEC on December 29, 2023. If at time, there is no effective registration statement available for the shares of common stock underlying the warrants, the warrants may be exercised via a “cashless exercise.” We will not receive any proceeds from any warrants exercised by a “cashless exercise.”

March 2024 Direct Offering and Concurrent Private Offering

On March 18, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a certain institutional investor (the “Purchaser”) pursuant to which we sold, in a registered direct offering, an aggregate of (i) 2,372,240 shares (the “Shares”) of common stock and (ii) 1,477,892 pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 1,477,892 shares of Common Stock (the “Pre-funded Warrant Shares”). The offering price per Share was $0.74 and the offering price per Pre-funded Warrant was $0.7399.

The Shares, Pre-funded Warrants and Pre-funded Warrants Shares were offered pursuant to our Form S-3 Registration as supplemented by a prospectus supplement and accompanying base prospectus dated March 18, 2024, filed with the SEC on March 19, 2024 pursuant to Rule 424(b)(5) promulgated under the Securities Act. The registered direct offering closed on March 20, 2024.

The Company received net proceeds of approximately $2.59 million from the offering, after deducting the estimated offering expenses payable by the Company, including the tail fees payable to Maxim Group LLC. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital.

In a concurrent private placement, we issued the Purchaser warrants to purchase an aggregate of 7,700,264 shares of common stock for $0.74 per share. Under the warrants, we are obligated to register the shares underlying the warrants on a registration statement on Form S-3 (or other applicable form). If at time, there is no effective registration statement available for the shares of common stock underlying the warrants, the warrants may be exercised via a “cashless exercise.” We will not receive any proceeds from any warrants exercised by a “cashless exercise.”

Business Developments

The following highlights recent material developments in our business:

●

In August 2023, we announced the successful dispatch of our first shipment of hard-folding tonneau covers, which are made in the U.S. with domestic and imported components. This major development follows our initiating manufacturing earlier that month and aligns with recent sizable orders, notably a $700,000 order for soft-folding covers and a staggering $1,600,000 order for hard-folding covers, both from a national U.S. customer and reseller of automotive aftermarket accessories.

●

In September 2023, we announced that we had found a top-tier solar panel provider for our highly anticipated SOLIS Solar Tonneau Cover. We believe that this provider, renowned for its state-of-the-art solar panels and underlying technology, will help us set a new standard in renewable energy tech for vehicles and provide the most durable and highest quality flexible solar panels.

●

In September 2023, we announced significant strides in the development of our groundbreaking COR battery system, designed to complement the launch of the SOLIS solar cover. This cutting-edge duo is poised to empower remote power supply and extend the driving range of electric pickup trucks, thereby underscoring our commitment to sustainability and innovation as a cleantech company.

●	On September 19, 2023, we announced that we had secured a long-term supply agreement with an established, leading automotive aftermarket reseller in the United States.
●

On January 3, 2024, we announced our strategic arrangement with NeuronicWorks Inc., a Toronto-based high-tech custom electronic product development and manufacturing company, to manufacture and assemble our COR battery system in preparation for the system’s anticipated Alpha release.

●

On February 7, 2024, we announced a collaboration with Infineon Technologies AG (FSE: IFX / OTCQX: IFNNY) pursuant to which we will use Infineon’s GaN power semiconductors GS-065-060-5-B-A in the converters for our portable power stations to increase efficiency and power density.

●

On February 23, 2024, we announced a new arrangement with Dix Performance North, Canada’s leading wholesaler of aftermarket car and truck products, for Dix would include our tonneau covers in their catalog. This strategic alliance is expected to make Worksport’s range of covers widely available throughout Canada, accelerate our growth, and contribute to significant sales and revenue increases.

Products

We have developed a series of soft and hard folding tonneau covers as well as energy products.

Soft Tonneau Covers

Our soft tonneau cover offering consists of vinyl wrapped tri- and quad-fold tonneau covers manufactured overseas in Meizhou, China and Foshan, China. Enhanced versions of our vinyl tri- and quad-fold soft tonneau covers are now available for purchase and marketed under a “Pro” designation. These upgraded versions include our patented quick latch system, which allows the operator to open the cover by simply pulling a release cable – enabling single-sided operation. Each soft cover is fitted with a powder-coated, lightweight aluminum frame and rear cam latches as well as ultra-violet (UV) protected, vinyl tri-layer material that seals around the truck bed with a rubber gasket designed to protect cargo from moisture and debris.

Tri-fold soft covers are a lower cost option when compared to quad-fold tonneau covers which have the additional benefit of enabling full truck bed access by being foldable upwards toward the rear window of the truck. As the market’s only soft vinyl flip up cover that can be either folded against the truck’s rear window or secured like a traditional cover to avoid obstruction of the rear window, Worksport’s full bed access quad-fold soft cover when folded parallel to the back window of the truck while avoiding obstruction of the rear brake light on most truck models.

Our soft tonneau cover line includes:

●	Developed

○	The Worksport SC3 – soft tri-fold introduced in 2011, first Worksport Ltd. product;

○	The Worksport SC3 PRO –soft tri-fold with Quick Latch system introduced in 2012;

○	The Worksport SC4 – soft quad-fold introduced in 2022; and

○	The Worksport SC4 PRO –soft quad-fold with Quick Latch system to be introduced in 2023.

●	In Development

○	The Worksport SCX – soft tri-fold with extendable frame.

Hard Tonneau Covers

Our hard line of tonneau covers includes tri- and quad-fold, aluminum covers. Our entire line of hard folding tonneau covers is manufactured in the USA and include our Quick Latch technology to allow single-sided operation. Our hard covers’ panels are made with ultra-thick, formed aluminum that provides superior dent resistance compared to those of other hard covers, and we protect those panels with a proprietary ceramic paint technology that’s scratch- and dent-resistant. Designed to auto index (center) in the truck bed and be only 7.5mm above the truck bed, the cover provides a low profile, sleek look and yet is easy to install. Our Tough Cover (TC) line will be purchasable with or without a rail system add-on, which provides enhanced utility and enhanced weather-resistance/sealing.

Our hard tonneau cover line, all of which is in development, includes:

●	The Worksport TC3 – premium top-mounted hard tri-fold;

●	The Worksport TC4 – premium top-mounted hard fold with full truck bed access;

●	The Worksport AL3 – top-mounted hard tri-fold;

●	The Worksport AL4 –top-mounted hard fold with full truck bed access

Energy Products

We are researching and developing various energy-based products, two of which are standalone items - the Worksport SOLIS tonneau cover (“SOLIS”) and the Worksport COR energy storage system (“COR”) - which can be sold together along with a Maximum Power Point Tracking (MPPT) system. This kit will be available for both end-consumers and Original Vehicle Manufactures alike. This kit integrates tonneau cover, solar energy capture, and portable energy storage technologies to convert pickup trucks to mobile microgrid power stations – allowing Worksport to compete within niche markets in each the automotive aftermarket accessory, solar energy, and portable power station markets. The MPPT within this kit may be sold alongside the SOLIS as a paired offering, as we have designed a version of our MPPT with a lower voltage input to be used with generic solar panels with lower voltage ratings than our COR energy storage system.

Worksport SOLIS

The SOLIS, a tonneau cover with integrated solar panels, is a unique, folding tonneau cover design founded on our top-mounted tough cover design but with the addition of cutting edge, monocrystalline, semi-flexible solar panels and wiring system. These solar panels are secured to aluminum alloy panels both mechanically and using specialized adhesives, which ensure the covers are extremely strong, durable, and secure. The SOLIS cover is intended to be sold as an Original Equipment Manufacturer product, as it can be integrated into the design of leading electric pickup trucks; consequently, we have and will continue to forge and develop relationships with electric pickup truck manufacturers, including but not limited to Workhorse, Rivian, and Tesla as well as Toyota, Stellantis, General Motors, Ford, Nissan, Fisker, and Honda.

The solar panels that we plan to integrate into the SOLIS cover are capable of generating 170-180 watts per square meter. For example, as tested outdoors, the SOLIS cover is capable of generating approximately 460 watts of power on a RAM 6’5” truck bed. When integrated into the design of an electric pickup truck, this power generation can be converted to additional vehicle mileage. The specific added mileage is dependent on many factors including but not limited to the region of the world in which the vehicle is driven, weather conditions, season, temperature, hours of sun light per day, and average irradiance. For example, assuming a solar power density of 170 W/m2, battery capacity of 98 kWh, mileage range of 300 miles, average hours of sun per day of 6 hours, average irradiance per day of 700 W/m2, and surface area of 2.7 m2, the SOLIS cover is estimated to provide 5.6 additional miles of range to an electric pickup truck per day.

Worksport COR

The COR or COR ESS (energy storage system) is a modular, portable power station uniquely designed to mount to the inside of a pickup truck bed and enable battery swapping without an immediate drop in power output. The COR built-in inverter with an output voltage of 120V AC (frequency of 60Hz) is capable of powering loads up to 3000W. Combined with its modular 48V batteries, it can store up to 6kWh of energy on the go. Each additional modular battery adds 1.5kWh of energy storage. The COR main battery, a Lithium battery, boasts a capacity of 1534Wh while its Hot Swap Nickel Manganese Cobalt (NMC) battery has a capacity of around 200Wh. The system allows Bluetooth connection for monitoring and controlling the COR system and its external batteries.

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

Manufacturing

As of December 31, 2023, all Worksport soft tonneau covers were manufactured in a facility located in Meizhou, China according to Worksport’s specifications, schematics and blueprints. We also began exploring and setting up production capabilities for additional soft covers at a second outsourced manufacturing facility located in Foshan, China. The newer facility in Foshan, China will have an output capacity two times greater than that of the manufacturing facility in Meizhou, China. We believe we will be able to scale production at this newer facility without sacrificing quality or craftsmanship.

We have purchased many production tools including injection molds, die cast molds, extrusion dies, and stamping dies – many of which are residing among foreign suppliers who are currently utilizing said tooling to produce needed components for manufacturing or assembly within the USA. We are concurrently diversifying this list of raw material suppliers who can use our production tools to continue producing our tonneau cover components in order to lower the risk that trade with any particular or preferred raw material supplier become more expensive or difficult.

In May of 2022, we purchased a 152,847 square foot production facility for domestic production, storage, and distribution, located in West Seneca, New York. We have received, installed, and tested all manufacturing equipment as well as trained all personnel necessary for phase one production. Management believes that having manufacturing capability in North America will increase quality control and production efficiency, as well as lower landed costs and geopolitical risks.

In August of 2023, we began early production of our first hard folding tonneau cover, the Worksport AL3 Pro. We have continued to develop, improve, and evolve our production methods and standards. As of March 2024, we have begun consistent production of the AL3 Pro with high repeatably and stable production quality. The AL3 Pro tonneau cover model is in active production for most major makes and models of light trucks in North America.

Our manufacturing engineering team is continuing to develop rigs and fixtures to increase the efficiency of our manufacturing process in order to scale existing manufacturing lines before investing in additional lines and personnel, and we will continue to allocate resources towards improving manufacturing efficiency and product quality on an on-going basis.

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

Patents

As of December 31, 2023, our patent portfolio consists of ten (10) issued U.S. utility patents, three (3) issued Canadian utility patents, and thirty-two (32) pending utility patent applications in various jurisdictions worldwide. Our portfolio further includes seven (7) design registrations in Europe and China, along with forty-five (45) pending design applications in various jurisdictions worldwide. We are also in the process of preparing and filing several other utility and design patent applications across relevant countries and jurisdictions.

Granted U.S. utility patents will expire between 2032 and 2040, excluding any patent term adjustment that might be available following the grant of the patent. If issued, pending utility patent applications would expire 20 years from the filing date of each application, excluding the filing date of any provisional applications and excluding any patent term adjustment that might be available following the grant of the patent.

Trademarks

As of December 31, 2023, the Company has 36 trademark registrations and 18 pending trademark applications in various jurisdictions worldwide.

The Market

We primarily compete in the Automotive Aftermarket Accessories and New Energy industries with a focus on the Tonneau Cover and the Portable Power Station Markets.

Tonneau Cover Market

There are various forms of tonneau covers, each with their advantages and disadvantages, available for consumption through direct-to-consumer and retailer and dealer sales channels. Some forms of tonneau cover include but are not limited to:

●	Solid One Piece Caps and Lids;

●	Retractable Covers;

●	Soft Folding & Roll-Up Covers; and

●	Hard Folding & Standing Covers

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

Our tonneau cover revenue stream is largely proportional to sales of pickup trucks. As of late 2022, there were 284.9 million vehicles in operation in the USA1, roughly 21%, or 59.5 million, of which were pickup trucks.2 However, as a result of recent supply chain shortages, heightened interest rates, high prices, and slowing sales, it may take until 2025 for new-vehicle sales to return to pre-pandemic levels.1 While new vehicle sales have decreased, we are well-positioned to capitalize on new vehicle sales; we offer tonneau covers for each of the 10 most popular makes/models by projected 2022-2029 sales (including, for example, the Ford F-Series, RAM Pickups, and Chevrolet Silverado), as well as the top 10 most accessorized pickup truck makes/models projected in 2022-2029.2 Within North America, the pickup truck market is expected to grow from $120 billion in 2022 to $160 billion by 2030, representing a compound annual growth rate of 5.9% in 2023-2030.3 Within this market, pickup trucks are most popular within the southern region of the United States2, and the two largest state markets for pickup trucks are by far Texas and California.2 Globally, the pickup truck market is expected to grow at a compound annual growth rate of 5.01% between 2023 and 2028, representing a $102.91 billion increase.4

Electric pickup trucks are projected to gain a larger portion of the U.S. pickup truck market share each year through 2035.1 In fact, the electric pickup truck submarket within North America is estimated to grow from $16.66 billion in 2024 to $64.65 billion in 2029, representing a compound annual growth rate of 31.15%.5 However, a large headwind acting against this trend is that pickup trucks tend to be more popular in areas with less-developed charging infrastructure2 – a headwind that the SOLIS cover directly addresses and positions us favorably for possible partnerships and deals with electric pickup truck manufacturers.

The Specialty Equipment Aftermarket provides more specific insight into how often and for what reasons vehicle owners or renters are purchasing accessories for their vehicles. Despite crossover utility vehicles being the most common vehicle type on the road in the USA1, pickup trucks are the largest market by sales within the USA for specialty equipment – constituting 31% of this market2, which translated to $16 billion in sales during 2021.2 This market is expected to grow from $51.80 billion in 2022 to $58.28 billion by 2026.6 Within this pickup truck accessory market, 34% of accessories are truck bed & utility modifications2, which is the submarket in which we operate. Truck bed covers are among the top product categories for aftermarket accessory purchases in 20212, and the size of the tonneau cover market within the USA is expected to grow at a compound annual growth rate of 8.6% from $3 billion in 2021 to $5 billion in 2027.7

As discretionary consumer goods, the specialty automotive part market is subject to consumer spending trends. Per capita disposable income fell 7.8% during 2022 as government stimulus ended, though it has since increased by 4.6%.8 Further, the Bureau of Labor has reported an increased unemployment rate in February 2024 relative to prior months9, and the Federal Reserve has projected unemployment rates may increase in 2024 and 2025.10 Together, these factors suggest consumer disposable income and unemployment will need to be carefully monitored in order to accurately forecast the automotive aftermarket accessories’ market potential year-to-year.

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

Sales of truck bed covers occur across several channels, among those including but not limited to part manufacturers, specialty retailers and online retailers. For physical location sales, the most popular sales channels for truck bed covers include New Vehicle Dealerships and Specialty Retailers/Installers, which constituted 17% and 14% of physical location sales, respectively, in 2023.6 For online sales, the most popular sales channels for truck bed covers include Online Only General Retailer, Specialty Retailers/Installers, and Direct from Parts Manufacturers, which constituted 22%, 19%, and 8% of online sales, respectively, in 2023.6 In the Fall of 2022, it was reported that more than half of manufacturers within the specialty-equipment industry were realizing increasing sales through their Direct Sales to Consumers online sales channel over the prior twelve months – a proportion greater than that of any other online sales channel for specialty-equipment including Online Specialty Retailers, Online-Only Retailers, and Auto Parts Chains.11 Worksport has begun selling in this sales channel and plans to invest further into doing so in the future.

1.	SEMA. Future Trends Report. 2023. Retrieved from www.sema.org
2.	SEMA. Pickup Accessorization Report. 2022. Retrieved from www.sema.org
3.	Skyquest Technology. Global Pickup Truck Market Size, Share, Growth Analysis, By Truck Type (Small Size Pickup Truck, Mid-Size Pickup Truck), By Propulsion Type (Diesel Pickup Truck, Gasoline Pickup Truck) - Industry Forecast 2023-2030. 2024. Retrieved from https://www.skyquestt.com/report/pickup-truck-market
4.	GlobalNewswire. Global Pickup Truck Market Poised for Growth, Set to Expand by USD 102.91 Billion with CAGR of 5.01% from 2023-2028. 2024. Retrieved from https://www.globenewswire.com/en/news-release/2024/01/26/2818014/28124/en/Global-Pickup-Truck-Market-Poised-for-Growth-Set-to-Expand-by-USD-102-91-Billion-with-CAGR-of-5-01-from-2023-2028.html
5.	Mordor Intelligence. North America Electric Truck Market Size & Share Analysis – Growth Trends & Forecasts up to 2029. 2024. Retrieved from https://www.mordorintelligence.com/industry-reports/north-america-electric-truck-market
6.	SEMA. SEMA Market Report. 2023. Retrieved from www.sema.org
7.	Arizton. U.S. Tonneau Covers Market - Industry Outlook & Forecast 2022-2027. 2022. Retrieved from https://www.arizton.com/market-reports/us-tonneau-covers-market
8.

IBIS World. Per Capita Disposable Income. 2023. Retrieved from https://www.ibisworld.com/us/bed/per-capita-disposable-income/33/#:~:text=Following%20the%20ending%20of%20government,when%20it%20may%20potentially%20hit.

9.	Bureau of Labor Statistics. The Employment Situation – February 2024. Retrieved from https://www.bls.gov/news.release/pdf/empsit.pdf
10.	Federal Reserve Board. Summary of Economic Projections. 2023. Retrieved from https://www.federalreserve.gov/monetarypolicy/files/fomcprojtabl20231213.pdf.
11.	SEMA. State of the Industry Report 2022 Fall. 2022. Retrieved from www.sema.org

Portable Power Station Market

Compared to the Tonneau Cover Market, the Portable Power Station Market is much younger and globalized. Gas and diesel generators have long been used by consumers to generate electricity when they could not rely on the grid, whether it be due to grid damage or the lack of grid in remote areas. Unlike such generators, portable power stations do not generate electricity themselves, but they too can be used to provide electricity during times of grid unreliability. These portable power stations are often charged by the grid via home outlets or independent of the grid via consumers’ vehicles or solar panels.

The Portable Power Station Market is large and growing. At a compound annual growth rate of 3.90% between 2023 and 2032, the global Portable Power Station market size is currently valued at $4.49 billion and is expected to grow to $6.13 billion by 2032.1 Within this global market, the largest regional market is the North American market with the USA alone constituting $1.28 billion of the current market share and having a compound annual growth rate of 3.8%.1 The segments within the North American market with the largest market share and highest compound annual growth rates are power stations utilizing lithium-ion batteries and those used for off-grid power applications,2 which matches the COR system’s battery type as well as intended usage. Power stations with capacities equal to or greater than 1500 Wh trail slightly behind batteries with capacities equal to or less than 500 Wh in both market size and compound annual growth rate.2

When paired with the SOLIS cover, the COR energy storage system will be a market outlier in that it can be charged safely while mobile whereas competing portable power stations are intended to be stationary during charging.

1.	Precedence Research. Portable Power Station Market. Retrieved from https://www.precedenceresearch.com/portable-power-station-market
2.	Market Research Future. Global Portable Power Station Market Research Report. 2023.

Distribution

We distribute our tonneau covers in Canada and the United States through an expanding network of wholesalers, private labels, distributors, and online retail channels, including eBay, Amazon, Walmart, and our own e-commerce platform hosted on Shopify. Distribution via each aforementioned channel is expected to increase during 2024. We have pursued and will continue to pursue relationships with Original Equipment Manufacturers with the intention of distributing through them as well.

The specialty equipment aftermarket consists of three major types of customers, which include master warehouse distributors and big box stores, dealers and wholesalers, and retail end consumers. Master warehouse distributors and big box stores stock and distribute products to their customers, which are usually local dealers and wholesalers. Dealers and wholesalers are local stores which sell products to some businesses and retail consumers in their area and online. Dealers purchase most of their products from their local distributor who delivers to them regularly. Retail end consumers are the end users of the products.

Competition

Tonneau Cover Competitors

The Tonneau Cover market is relatively consolidated with one industry leader, Real Truck (formerly Truck Hero), having the largest market share. Real Truck has acquired upwards of 16 independent tonneau cover brands in North America, allowing it to concurrently target many different niche markets but also potentially causing it to cannibalize its own sales. We compete directly with Real Truck. Other competitors in this space include Truck Accessories Group (Primarily Leer), Agricover (primarily Access), Truck Covers USA, and Paragon.

We believe that being independent, innovative, operationally lean, and competitively priced will enable us to acquire a larger portion of the existing market share. In order to execute on this, we have a small and effective sales team to forge strong business-to-business relationships as well as a small and effective customer support team to service both business-to-business and direct-to-consumer sales. Selling above MAP (Minimum Advertised Price) and enforcing this policy will allow business customers to sell without competing with us and, in return, support the growth of the distribution base. Our innovative covers are designed to serve purposes that no other tonneau cover is currently capable of, some of which are specifically geared towards improving margins for distributors. Further, the SOLIS cover’s inclusion of solar panels may be particularly attractive to electric pickup truck original equipment manufacturers, paving the path towards an original equipment manufacturer relationship that may be lucrative beyond standard tonneau cover partnerships.

Portable Power Station Competitors

The Portable Power Station market is global and highly fragmented and includes many competitors from across the world including but not limited to Alpha ESS Co., Ltd., Anker Technology, Bluetti, Chilwee Group Co., Ltd, Duracell, GES Group Limited Company, Jackery Inc., Lion Energy, Milwaukee Tool, and Mitsubishi Corporation. Some of these competitors offer a line of Portable Power Stations, each with different power capacities, sizes, and price points, while others specialize in a few or even one Portable Power Station as to target a specific or niche submarket.

We intend to be competitive in this space by focusing on one Portable Power Station while selling additional modular batteries to allow consumers not only to determine for themselves their ideal stored energy capacity and price point but also to upgrade their COR system overtime based on their evolving needs.

Supply of Components

Production of our soft and hard cover product lines requires components including but not limited to injection molded plastics, rubber hinges, rubber seals, foam corners, aluminum coils, aluminum extrusions, and metal brackets. We believe that we can source materials needed for soft and hard tonneau cover production from other suppliers without major delay should any preferred supplier no longer be suitable.

For our domestically assembled products, we have developed an extensive network of suppliers based in a diverse range of countries, including but not limited to the USA, China, Romania, Spain, Turkey, and Canada. We are further diversifying our supply chain of tonneau cover components by developing relationships with suppliers based in countries, including but not limited to Malaysia, Hungary, Czech Republic, Estonia, Latvia, Slovakia, Bulgaria, Vietnam, Thailand, Poland, Finland, Italy, and Lithuania. For our COR and SOLIS components, we are establishing relationships with suppliers based in countries, including but not limited to the USA, Canada, China, Germany, Romania, Turkey, Philippines, and India. We actively seek to lower reliance on any country deemed a potential geo-political supply chain risk.

Research and Development

We invest in research and development activities on an ongoing basis. We are actively acquiring new engineering and design assets, both in-house and third-party. Our design engineers are based in both Canada and the United States, and they have developed and are further developing unique tonneau cover designs with enhanced user experience, cost-effective and sustainable materials, and automatable manufacturing potential. Our electrical engineers are based in Canada and work heavily on sourcing solar panels with features suitable for the Company’s SOLIS cover, as determined through deep product research and testing. Concurrently, the electrical engineering department continues to research and develop more size- and cost-effective methods of portable energy storage in order to offer the market a competitive portable energy storage system with distinguishable and unique product features.

Our subsidiary, Terravis Energy, Inc., researches green energy solutions for home and community power as well as Electric Vehicle DC charging and heat-pump technology.

Governmental Programs, Incentives and Regulations

Globally, both the operation of our business and the ownership of our products by our customers are impacted by various government programs, incentives, and other arrangements. Our business and products are also subject to numerous governmental regulations that vary among jurisdictions.

Programs and Incentives

We have applied for and been granted tax, mortgage, wage, and energy cost relief in New York in addition to wage cost and R&D cost relief in Ontario. These programs are provided by several agencies including the Erie County Industrial Development Agency, Empire State Development, NY Power Authority, and The Canada Revenue Agency. Each of these incentive programs includes its own set of guidelines and requirements, including but not limited to timely eligibility reporting, environmental regulation compliance, and headcount projection realization – each of which we have agreed to and must abide by in order to continue realizing said incentives.

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

Human Capital

We employ twenty full-time employees and two part-time employees in Canada and further employ fifty full-time employees in the USA. We intend to hire additional employees as operations grow – particularly within our West Seneca, NY manufacturing facility. We rely on few independent contractors for additional labor and are very selective in our use of consultants.

Practices and Policies

We are an equal opportunity employer committed to inclusion and diversity and to providing a workplace free of harassment or discrimination.

Compensation and Benefits

We believe that compensation should be competitive and equitable and should enable employees to share in our success. We recognize our employees are most likely to thrive when they have resources and support to meet their needs and succeed in their professional and personal lives. In support of this, we offer a variety of benefits for employees, such as group insurance, HRAs, supplemental insurance, paid time off, and 401k benefits, and we invest in tools and resources that are designed to support employees’ growth and development.

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

Health and Safety

We are committed to protecting our team members everywhere we operate and, as such, support employees with general safety trainings. We have also taken additional health and safety measures during and after the COVID-19 pandemic.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available free of charge at investors.worksport.com/stock-information when such reports are available on the SEC’s website. We periodically provide certain information for investors on our corporate website, worksport.com, and our investor relations website, investors.worksport.com. This includes press releases and other information about financial performance, information on environmental, social and governance matters, and details related to our annual meeting of shareholders. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Executive Offices

Our principal corporate office and manufacturing, storage, and distribution facility is located at 2500 N. America Dr., West Seneca, NY 14224, USA while our secondary business address and Canadian research and development (“R&D”) facility is located at 55G East Beaver Creek Rd., Richmond Hill, Ontario, L4B 1E5, Canada. We additionally have a US-based R&D facility located at 5232 N. 23rd St. Ozark, MO 65721.

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

Risks Related to Our Business

Going Concern Risk Factor

The Company has incurred significant losses since its inception, including a net loss of $14,928,958 for the year ended December 31, 2023, and has an accumulated deficit of $48,313,177 as of December 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate positive cash flows from operations and to secure additional sources of equity and/or debt financing. Despite the Company’s intent to fund operations through equity and debt financing arrangements, there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

Our independent auditors have included an explanatory paragraph in their audit report regarding the Company’s ability to continue as a going concern. This going concern risk may materially limit our ability to raise additional funds through the issuance of new debt or equity or may adversely affect the terms upon which such capital may be available. The inability to obtain sufficient financing on acceptable terms could have a material adverse effect on the Company’s financial condition, results of operations, and business prospects.

The Company is actively pursuing strategies to mitigate these risks, focusing on transitioning towards revenue generation from its existing product offerings and expanding its customer base. However, there can be no assurance that these efforts will prove successful or that the Company will achieve its intended financial stability. The failure to successfully address these going concern risks may materially and adversely affect the Company’s business, financial condition, and results of operations. Investors should consider the substantial risks and uncertainties inherent in the Company’s business before investing in the Company’s securities.

Our business, results of operations and financial condition may be adversely impacted by resurgences of the global COVID-19 pandemic or other pandemics.

A significant outbreak, epidemic or pandemic of contagious diseases in any geographic area in which we operate or plan to operate could result in a health crisis adversely affecting the economies and financial markets in which we operate as well as the overall demand for our products. In addition, any preventative or protective actions that governments implement or that we take in response to a health crisis, such as travel restrictions, quarantines, or site closures, may interfere with the ability of our employees, suppliers and customers to perform their responsibilities. Such results could have a materially adverse effect on our business.

The continued global COVID-19 pandemic created significant volatility, uncertainty and economic disruption. To date, this pandemic has affected nearly all regions around the world. In the United States, businesses as well as federal, state and local governments implemented significant actions to mitigate this public health crisis. We cannot predict the occurrence, duration, or scope of future COVID-19 resurgences or other pandemics, and we know from the COVID-19 pandemic that such events can have material impacts on supply networks, in-person labor availability, and global financial markets volatility.

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We are a growth stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We have incurred net losses since our inception. In the twelve months ended December 31, 2023 and 2022, we incurred operating losses of $14,928,958 and $12,534,414, respectively, and as of December 31, 2023, we had an accumulated deficit of $48,313,177. We believe net operating losses will decrease or become net income in the near future as we ramp up sales of our soft covers and AL3 tonneau covers, although we do intend to concurrently invest further into research and development of our AL4 tonneau cover, SOLIS cover, and COR energy storage systems; the market releases for these additional product lines may occur later than we expect or not at all. We are unsure whether we will be profitable in the near future while we continue to ramp up our product offerings, bolster our sales channels, and increase output capacity, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Even if we can successfully develop our additional products and attract customers, there can be no assurance that we will be financially successful. For example, as we expand our product portfolio, and expand internationally, we will need to manage costs effectively to sell those products at our expected margins. Failure to become profitable would materially and adversely affect the value of your investment. If we are ever to achieve profitability, it will be dependent upon the successful development and commercial introduction and acceptance of our consumer products, and our services, which may not occur.

We have only sold tonneau covers, the market size of which is limited. Our long-term results depend upon our ability to successfully introduce and market new products, which may expose us to new and increased challenges and risks.

To date, we have only sold tonneau covers, the market size of which is limited. Our growth strategy depends, in part, on our ability to successfully introduce and market new products, such as our SOLIS and COR, as well as develop new products. As we introduce new products or refine, improve or upgrade versions of existing products, we cannot predict the level of market acceptance or the amount of market share these products will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new products and services in the future. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product refinement, research and development, and sales and marketing, which may not provide a return on investment in the event we fail to bring potential products to market. We will need additional capital for product development and refinement, and this capital may not be available on terms favorable to us, if at all, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. If we are unable to successfully introduce, integrate, and market new products and services, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our products and our business, prospects, financial condition, results of operations and cash flows.

Our business and prospects heavily depend on our ability to develop, maintain and strengthen the Worksport brand. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain and strengthen our brand will depend heavily on our ability to provide high quality products and engage with our customers as intended, as well as depend on the success of our customer development and marketing efforts. The automobile accessory and parts industry is intensely competitive, and we may not be successful in building, maintaining and strengthening the Worksport brand. Many of our current and potential competitors have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely impacted.

In addition, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in our brand. In addition, from time to time, our products may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our products.

Risk related to outstanding loan repayment and refinancing efforts.

Our mortgage loan with Northeast Bank matures on May 10th, 2024. Failure to refinance the mortgage may result in legal proceedings being brought by the lender, up to and including foreclosure. The company has received term sheets to refinance the property and is strategically evaluating next steps.

The US Central Bank has provided forward-looking guidance of high interest rates for the near future.

We may need to invest in additional machinery, equipment and land if demand for our products is higher than anticipated or if we secure a supplier deal with a major original equipment manufacturer (OEM). With high interest rates, it will be less financially attractive to finance such purchases, which may lead to an otherwise higher burn rate. High interest rates increase the amount that we must pay for our mortgage on our West Seneca, New York property. At the same time, it lowers the attractiveness of refinancing, despite the fact that our anticipated positive future cash flows would allow us to seek financing from a broader selection of lenders.

Continued uncertain economic conditions, including inflation and the risk of a global recession could impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.

While U.S. inflation rates have come down from their 2022 highs, the U.S. economy is still experiencing higher than target inflation rates, and high levels of inflation persist in many countries around the world. Historically, we have not experienced significant inflation risk in our business. However, our ability to raise our product prices depends on market conditions, and there may be periods during which we are unable to fully recover increases in our costs. In addition, the global economy suffers from slowing growth and elevated interest rates, and many economists are still unsure whether a global recession may begin in the near future. If the global economy slows, our business would likely be adversely affected.

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

Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity or a natural disaster.

There are growing risks related to the security, confidentiality and integrity of personal and corporate information stored and transmitted electronically due to increasingly diverse and sophisticated threats to networks, systems and data security. Potential attacks span a spectrum from attacks by criminal hackers, hacktivists, and nation state or state-sponsored actors, to employee malfeasance and human or technological error. Cyberattacks against companies have increased in frequency and potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and/or detect incidents successfully in every instance.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely (including our vendors, contractors and other third-party partners who process information on our behalf or have access to our systems), are vulnerable to damage from computer viruses, malware, ransomware, phishing attacks and other forms of social engineering, denial-of-service attacks, third party or employee theft or misuse and other negligent actions, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the internet, security incidents, disruptions, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims (including class claims) and liability, substantial remediation costs, regulatory enforcement, liability under data protection laws, additional reporting requirements and damage to our reputation, and the further development of our product candidates could be delayed.

The US is in a state of low unemployment, and many companies that provide wage-based jobs are having trouble filling open positions.

We need to fill certain positions that do not require specialized knowledge or experience, and we offer competitive pay and benefits in order to attract people as we compete with other local businesses for employment. Competing with local businesses may delay hiring time as well as production scaling timelines. Offering more competitive compensation packages also damages our profits and sets forward-looking compensation expectations.

We have demonstrated historical success in less capital-intensive manufacturing in China, but we have not demonstrated success in low-cost, domestic, highly capital-intensive manufacturing.

While we have begun manufacturing in our West Seneca production facility, we are still increasing manufacturing efficiencies by decreasing direct labor, overhead, materials, and scrap costs. Doing so currently demands manufacturing engineering resources, supply chain research, and purchasing negotiations. We may require the assistance of or rely on the availability of third parties to assist us in properly establishing improved processes due to a lack of in-house, capital-intensive domestic manufacturing experience. Lack of experience may create delays and cost inefficiencies in production scaling and difficulty identifying necessary process improvements.

We may not be able to accurately estimate the demand for our tonneau covers, which could result in inefficiencies in our production and hinder our ability to generate revenue.

If we fail to accurately predict our manufacturing requirements, we will incur the risk of having to pay for production capacities that we reserved but will not be able to use or that we will not be able to secure sufficient additional production capacities at reasonable costs in the event product demand exceeds expectations. A single contract with an OEM, private label or key distributor can significantly increase demand for our products, requiring investments in expanded operational capacity including personnel, equipment and potentially facilities.

Our future growth may be limited.

Our ability to achieve our expansion objectives and to manage our growth effectively depends upon a variety of factors, including our ability to internally develop products, to attract and retain skilled employees, to successfully position and market our products, to protect our existing intellectual property, to capitalize on the potential opportunities we are pursuing with third parties, and to acquire sufficient funding whether internally or externally. To accommodate growth and compete effectively, we will need working capital to maintain adequate inventory levels, develop additional procedures and controls and increase, train, motivate and manage our work force. There is no assurance that our personnel, systems, procedures and controls will be adequate to support our potential future operations. There is no assurance that we will generate higher revenues from our prospective sales partners nor be able to capitalize on additional third-party manufacturers.

We rely on two suppliers for the production of our outsourced finished goods which may hinder our ability to grow.

We purchase all of our soft tonneau covers from two supplier sources in China. We carry significant strategic inventories of these finished goods to reduce the risk associated with this concentration of suppliers. Strategic inventories are managed based on demand. While we are now manufacturing hard covers in the United States, the loss of one or both of these suppliers or a delay in shipments could have a material adverse effect on our soft tonneau cover sales and business.

We rely on a small number of customers for the majority of our sales.

The loss of any significant customer could have an adverse effect on our business. A customer is considered to be significant if they account for greater than 10% of our annual sales. For the year ended December 31, 2023, the Company had one significant customer accounting for 93% of the Company’s revenue. For the year ended December 31, 2022, two customers made up approximately 50% (38% and 12% individually) of prior year revenue. The loss of any of these key customers could have an adverse effect on our business.

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

We depend on intellectual property rights that may be infringed upon, and we may infringe upon the intellectual property rights of others.

Our success depends to a significant degree upon our ability to develop, maintain and protect proprietary products and technologies. As of December 31, 2023, we own thirteen utility patents, seven design registrations, and seventy-four pending utility and design patent applications. However, patents provide only limited protection of our intellectual property. The assertion of patent protection involves complex legal and factual determinations and is therefore uncertain and potentially expensive. We cannot provide assurance that patents will be granted with respect to our pending patent applications, that the scope of any patents we might obtain will be sufficiently broad to offer meaningful protection, or that we will develop additional proprietary products that are patentable. In fact, any patents which might issue from our patent applications pending with the United States Patent and Trademark Office could be successfully challenged, invalidated or circumvented. This could result in our pending patent rights failing to create an effective competitive barrier. Losing a significant patent or failing to get a patent issued from a pending patent application we consider significant could have a material adverse effect on our business.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights, generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Certain aspects of our technologies are protected by patents, patent applications, and trade secrets. In addition, we have a number of new patent applications pending. There is no assurance that the applications still pending or which may be filed in the future will result in the issuance of any patents. Furthermore, there is no assurance as to the breadth and degree of protection any issued patents might afford us. Disputes may arise between us and others as to the scope and validity of these or other patents. Any defense of the patents could prove costly and time-consuming, and there can be no assurance that we will be in a position, or deem it advisable, to carry on such a defense. A suit for patent infringement could result in increasing costs as well as delaying or halting development. Other private and public entities, including universities, may have filed applications for, may have been issued, or may obtain additional patents and other proprietary rights to technology potentially useful or necessary to us. We are not currently aware of any such patents, but the scope and validity of such patents, if any, and the cost and availability of such rights are impossible to predict.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish our products from our competitors’ products. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in a loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe on our trademarks, and we may not have adequate resources to enforce our trademarks.

Much of our intellectual property is protected as trade secrets or confidential know-how.

We consider proprietary trade secrets to be important to our business. This type of information must be protected diligently by us to protect its disclosure to competitors, since legal protections after disclosure may be minimal or non-existent. Accordingly, much of the value of this intellectual property is dependent upon our ability to keep our trade secrets.

To protect this type of information against disclosure or appropriation by competitors, our policy is to require our employees, consultants, contractors and advisors to enter into confidentiality agreements with us. However, current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party illegally obtained, and is using, trade secrets is expensive, time-consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.

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

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our products or components, which could make it more difficult for us to operate our business. The automotive aftermarket has been characterized by significant litigation and other proceedings regarding patents, patent applications and other intellectual property rights. The situations in which we may become parties to such litigation or proceedings may include:

●	litigation or other proceedings we may initiate against third parties to enforce our patent rights or other intellectual property rights;

●	litigation or other proceedings we or our licensee(s) may initiate against third parties seeking to invalidate the patents held by such third parties or to obtain a judgment that our products do not infringe such third parties’ patents; and

●	litigation or other proceedings third parties may initiate against us to seek to enforce their patents and/or invalidate our patents.

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

The possibility of delivery delays, product defects and other production-side risks stemming from our use of outsourced manufacturers and suppliers cannot be eliminated. In particular, inadequate production capacity among outsourced manufacturers could result in us being unable to supply enough product amid periods of high product demand, the opportunity costs of which could be substantial.

There are risks associated with domestic production that may result in slower or more expensive production.

Prior to August of 2023, we had no experience in the domestic manufacturing of tonneau covers. Domestic production entails far more detailed sourcing of raw materials as well as hiring and training of personnel. Domestic production increases our susceptibility to domestic low-wage labor shortages and subjects us to higher thresholds of compliance with local labor and business laws.

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

We participate in the automotive aftermarket equipment industry which is highly competitive for a relatively limited customer base. Companies that compete in this market include Real Truck (formerly Truck Hero), Truck Accessories Group, and Agri-Cover, Inc., among others. Many of our current competitors are significantly better funded and have longer operating histories than we do.

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

The existence of any defects, errors or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. While we had insurance coverage of $2,000,000 for the year ended December 31, 2023, we have no assurance that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available at economical prices, if at all. To that extent, product liability insurance is conditional and up for further investigation. A successful product liability claim could result in substantial costs for us. Even if we are fully insured as it relates to a claim, a claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and results of operations.

We may produce products of inferior quality which would cause us to lose customers.

Although we make an effort to ensure the high quality of our light truck tonneau cover products, they could from time to time contain defects, anomalies or malfunctions that are undetectable at the time of shipment. These defects, anomalies or malfunctions could be discovered after our products are shipped to customers, resulting in the return or exchange of our products, customers’ claims for compensatory damages or discontinuation of the use of our products, which could negatively impact our operating results. We do not presently have product recall (or similar function) insurance that protects a company against broad-scale product manufacturing defects, engineering defects and the costs related to a broad product recall such as shipping, replacement or repairs. Even if in place, there is no guarantee that the full costs of any reimbursements or claims, lawsuits or litigation would be covered by such insurance.

Geopolitical conditions, including direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

Our operations could be disrupted by geopolitical conditions, political and social instability, acts of war, terrorist activity or other similar events. In February 2022, Russia initiated significant military action against Ukraine. In April 2023, the paramilitary Rapid Support Forces within Sudan began fighting the Sudanese Armed Forces over tensions related to the paramilitary’s transition towards civilian rule. In October 2023, Hamas initiated an attack on Israel that has resulted in a war in Gaza, emboldened Houthi attacks against commercial cargo ships in the Red Sea, and waning or paused diplomatic progress between Israel and its neighboring countries. Tensions and wars persist in many other countries, including, but not limited to, Ethiopia and Myanmar.

In response to Russia’s invasion of Ukraine, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of this conflict nor those of other global conflicts, although such consequences can include related rising geopolitical tensions, rising regional instability, geopolitical shifts, cyberattacks or the disruption of energy exports for the parties involved, neighboring parties, or supporting parties of these conflicts or their resulting sanctions. Such consequences could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. These situations remain uncertain, and while it is difficult to predict the impact of any of the foregoing, these conflicts and actions taken in response to these conflicts could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), the loss of such assets would have a severe negative affect on our operations and liquidity.

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

Our soft tonneau covers and some raw materials are sourced from China. Any restrictions or tariffs imposed on products that we or our suppliers import for sale or production in the United States would adversely and directly impact our cost of goods sold. In addition, changes in U.S. trade regulations and policies could have an adverse impact on trade relations between the United States and certain foreign countries, which could materially and adversely affect our relationships with our international suppliers and reduce the supply of goods available to us. Further, we cannot predict the extent to which the United States will adopt changes to existing trade regulations and policies, which creates uncertainties in planning our sourcing strategies and forecasting our margins. If additional tariffs are imposed on our products, or other retaliatory trade measures are taken, our costs could increase, and we may be required to raise our prices, which could materially and adversely affect our results.

There are risks associated with outsourced production in China and their laws which may have a material adverse effect on our financial stability.

We purchase all our soft tonneau cover finished goods from two suppliers in China. Changes in Chinese laws and regulations, or their interpretation, or the imposition of confiscatory taxation or restrictions are matters over which we have no control. While the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization, there is no assurance that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

For example, the Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited and, in turn, our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our business ventures with Chinese manufacturers and suppliers are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.

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

In that context, we may have to evaluate the feasibility of acquiring alternative or fallback manufacturing capabilities to support the production of our existing and future soft tonneau cover products. Such a development could adversely affect our cost structure inasmuch as we would be required to support sales at an acceptable cost and might have relatively limited time to adapt. We have not manufactured our own soft tonneau covers in the past and are not planning to do so in the short term. That is because developing these technological capabilities and building or purchasing a facility will increase our expenses with no guarantee that we will be able to recover our investment in our manufacturing capabilities.

We engage in cross-border sales transactions which present tax risks among other obstacles.

Cross-border sales transactions carry a risk of changes in import tax and/or duties related to the import and export of our product, which can result in pricing changes, which will affect revenues and earnings. Cross-border sales transactions carry other risks including, but not limited to, changing regulations, wait times, customs inspection and lost or damaged product.

We are subject to foreign currency risk which may adversely affect our net profit.

We are subject to foreign exchange risk as we manufacture our products in China, market extensively in both Canadian and U.S. markets, and employee people residing in both the U.S. and Canada. Meanwhile, we report results of operations in U.S. Dollars (USD or US$). Since our Canadian customers pay in Canadian Dollars, we are subject to gains and losses due to fluctuations in the USD relative to the Canadian Dollar. While having our soft tonneau covers manufactured in China, our manufacturers are paid in USD to better avoid the relatively greater fluctuation of the Chinese Yuan (RMB). Any large fluctuations in the exchange between the RMB and USD may cause product costs to increase, therefore affecting revenues and profits, potentially adversely.

Risks Related to the Ownership of Our Securities

We have a large number of authorized but unissued shares of our common stock which will dilute existing ownership positions when issued.

At December 31, 2023, our authorized capital stock consists of 299,000,000 shares of common stock, of which approximately 278,679,497 remain available for issuance, including shares of common stock issuable upon the exercise of outstanding warrants. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required under law or the rules of Nasdaq or any other trading market on which our common stock may be listed. If our management determines it be appropriate to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

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

An investment in our securities is speculative, and there can be no assurance of any return on any such investment.

An investment in our securities is speculative, and there can be no assurance that investors will obtain any return on their investment. Investors may be subject to substantial risks involved in an investment in the Company, including the risk of losing their entire investment.

We may need, but be unable, to obtain additional funding on satisfactory terms, which could dilute our stockholders or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities, and, in the future, we hope to rely on revenues generated from operations to fund the cash requirements of our activities. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the common stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose our existing sources of funding, and our ability to secure new sources of funding could be impaired.

Our Chief Executive Officer and Chairman, Steven Rossi, has significant control over stockholder matters, and the minority stockholder will have little or no control over our affairs.

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

Included elsewhere in this Annual Report on Form 10-K, we disclose that our management has assessed and identified several material weaknesses in our internal controls over financial reporting (“ICFR”) and concluded that our IFCR was not effective as of December 31, 2023. The material weaknesses included our failure to design written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors. We also did not maintain adequate documentation to evidence the operating effectiveness of certain control activities. Lastly, we did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated within those systems.

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our results of operations.

As a public company in the United States, we face increased legal, accounting, administrative and other costs and expenses. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley-Act”). The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. For example, Section 404 requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our Company may suffer, and this could cause a decline in the market price of our common stock. Any continued failure of our internal control over financial reporting could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, particularly if we become fully subject to Section 404 and its auditor attestation requirements, which will increase costs, and evaluate the costs of our current service providers. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. A number of those requirements will require us to carry out activities we have not done previously. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

We expect to take advantage of these reporting exemptions until we are no longer a “smaller reporting company.” Because of these lessened regulatory requirements, our stockholders are not provided with information or rights available to stockholders of more mature companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

If research analysts do not publish research about our business, or if they issue unfavorable commentary or downgrade our common stock, our stock price and trading volume could decline.

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

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all our earnings in the foreseeable future will be used to provide working capital to support our operations and to finance the growth and development of our business. Any decision to declare or pay dividends in the future will be at the discretion of our Board, subject to applicable laws and dependent upon several factors, including our earnings, capital requirements and overall financial conditions. In addition, terms of any future debt or preferred securities may further restrict our ability to pay dividends on our common stock. Accordingly, your only opportunity to achieve a return on your investment in our common stock may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock. See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section.

ITEM 2. PROPERTIES

On May 4, 2022, we purchased an approximately 152,847 square foot facility located at 2500 N America Dr., West Seneca, NY 14224 to serve as our primary corporate office and manufacturing facility. This facility meets our OEM manufacturing needs both now and in future years, as the facility contains ample space in which to grow.

We lease approximately 20,296 square feet for our secondary corporate office and electrical R&D facility located at 55G East Beaver Creek Rd., Richmond Hill, Ontario L4B 1E5, Canada pursuant to a five-year lease, dated June 1, 2022, for a variable rate averaging $27,934 CAD per month over the lifetime of the lease not inclusive of additional fees, which also vary and averaged $7,019 CAD per month in 2023.

We lease approximately 14,178 square feet, originally used for R&D space and additional offices, located at 7299 E Danbro Crescent, Mississauga, Ontario L5N 6P8, Canada pursuant to a three-year lease dated April 16, 2021, and terminating on May 31st of 2024 for $23,971 CAD per month.

We also lease approximately 3,200 square feet for our primary design engineering/R&D facility located at 5232 N. 23rd St. Ozark, MO 65721 pursuant to a twelve-month lease dated June 1, 2023, and terminating on the May 31st of 2024 for $3,250 USD per month. We have extended this lease for an additional twelve months such that it is to terminate on May 31st of 2025 for $3,350 USD per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. We are not presently a party to any material pending or threatened legal proceedings, nor do we have any knowledge of any such pending claims.

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

Holders of Common Stock

On March 27, 2024, there were 170 holders of record of our common stock.

Stock Transfer Agent

Our transfer agent is Vstock Transfer, LLC., located at 18 Lafayette Place, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Dividend Policy

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future decision to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, and other factors that our Board deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Unregistered Sales of Equity Securities

●	Warrants to purchase 7,000,000 shares of common stock of the Company at an exercise price of $1.34 per share, subject to adjustment for reverse stock splits, recapitalizations and reorganizations, which are exercisable six months from November 2, 2023, or May 2, 2024, until the date that is five and a half years from November 2, 2023, or May 7, 2029.
●	Warrants to purchase 7,700,264 shares of common stock of the Company at an exercise price of $0.74 per share, subject to adjustment for reverse stock splits, recapitalizations and reorganizations, which are exercisable six months after the date of issuance, or September 20, 2024, until the five and a half-year anniversary date of the date of issuance, or September 20, 2029.

The foregoing securities were issued in reliance on the exclusion from registration provided by Section 4(a)(2) and/or Rule 506 of Regulation D promulgated under the Securities Act due to the fact the issuance did not involve a public offering of securities.

Securities Authorized For Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Incentive Plans” of this Annual Report on Form 10-K.

Equity Incentive Plans

See Item 11 “Executive Compensation” of this Annual Report on Form 10-K.

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

Regulatory Environment Favoring Electric Vehicles

The Build Back Better Bill was a strong indication of upcoming and favorable USA regulations. Many regulations that improve North America’s EV charging infrastructure or provide grants to businesses operating in the EV space will benefit us. While we are primarily focused on the light duty vehicle market, our energy products are particularly useful for electric light duty pickup trucks and, therefore, are positioned to benefit greatly from any bill that increases the prevalence of such vehicles.

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

Business Developments

The following highlights recent material developments in our business:

●

In August 2023, we announced the successful dispatch of our first shipment of hard-folding tonneau covers, which are made in the U.S. with domestic and imported components. This major development follows our initiating manufacturing earlier that month and aligns with recent sizable orders, notably a $700,000 order for soft-folding covers and a staggering $1,600,000 order for hard-folding covers, both from a national U.S. customer and reseller of automotive aftermarket accessories.

●

In September 2023, we announced that we had found a top-tier solar panel provider for our highly anticipated SOLIS Solar Tonneau Cover. We believe that this provider, renowned for its state-of-the-art solar panels and underlying technology, will help us set a new standard in renewable energy tech for vehicles and provide the most durable and highest quality flexible solar panels.

●

In September 2023, we announced significant strides in the development of our groundbreaking COR battery system, designed to complement the launch of the SOLIS solar cover. This cutting-edge duo is poised to empower remote power supply and extend the driving range of electric pickup trucks, thereby underscoring our commitment to sustainability and innovation as a cleantech company.

●	On September 19, 2023, we announced that we had secured a long-term supply agreement with an established, leading automotive aftermarket reseller in the United States.

33

●

On January 3, 2024, we announced our strategic arrangement with NeuronicWorks Inc., a Toronto-based high-tech custom electronic product development and manufacturing company, to manufacture and assemble our COR battery system in preparation for the system’s anticipated Alpha release.

●

On February 7, 2024, we announced a collaboration with Infineon Technologies AG (FSE: IFX / OTCQX: IFNNY) pursuant to which we will use Infineon’s GaN power semiconductors GS-065-060-5-B-A in the converters for our portable power stations to increase efficiency and power density.

●

On February 23, 2024, we announced a new arrangement with Dix Performance North, Canada’s leading wholesaler of aftermarket car and truck products, for Dix would include our tonneau covers in their catalog. This strategic alliance is expected to make Worksport’s range of covers widely available throughout Canada, accelerate our growth, and contribute to significant sales and revenue increases.

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

Gasoline Prices and Supply Chain Issues

We faced significantly higher ocean freight, trucking, and container handling costs as well as last mile delivery costs in 2021 and 2022 than we did in previous years – all of which have increased our products’ landed costs. Higher oil and gasoline prices further increased these costs, and while such prices have come down from their 2022 highs, we continue to closely monitor gasoline and shipping costs. While the Freight Rate Index has significantly increased since late 2023 as a result of Houthi attacks against cargo ships in the Red Sea and the concurrent decline in activity across the Panama Canal, the shipping routes used by Worksport have not faced dramatic price hikes. Regardless, Worksport is closely monitoring international shipping costs.

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

In addition, while we do not have any direct operations or significant sales in the Middle East nor Africa, geopolitical tensions and ongoing conflicts in these regions, particularly in Gaza, northern Israel and southern Lebanon, the Red Sea, Sudan, and Ethiopia, may lead to further global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of these conflicts, including related geopolitical tensions, and the measures and actions taken by other countries in respect thereof, which could materially and adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to predict the impact of any of the foregoing, these conflicts may increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

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

Results of Operations

Revenue

For the year ended December 31, 2023, revenues from the entire line of our products were $1,529,632, as compared to $116,502 for the year ended December 31, 2022. Year-over-year sales increased by approximately 1,213%. For the year ended December 31, 2023, revenue generated in Canada was $6,811, as compared to $14,572 for the same period in 2022, a decrease of 53%. For the year ended December 31, 2023, revenue generated in the United States was $1,522,821, compared to $101,930 for the same period in 2022, an increase of 1,394%.

Revenue increased the year ended December 31, 2023 compared to the same period the prior year due to increased sales of soft tonneau covers to a private label partner during the year ended December 31, 2023. Worksport continues to focus on establishing new business-to-consumer and business-to-business sales channels while strengthening the support of those channels to increase customer satisfaction and enable high product turnover. For business-to-consumer channels, we have configured our product offerings in a manner conducive with cost-effective marketing, allowing us to securely invest in marketing during 2024. For business-to-business channels, we have created all necessary marketing/sales materials and policies, and we are now actively presenting our product offerings to various dealers, jobbers, and retailers across the USA and Canada. We intend to gradually increase output capacity through refined production processes and increased personnel.

Sales from online retailers of our products increased from $101,930 in 2022 to $104,352 in 2023, an increase of 2%. Online retailers accounted for 7% of total revenue for the year ended December 31, 2023 compared to 87% for the year ended December 31, 2022. Distributor sales decreased for the year ended December 31, 2023 compared with the year ended December 31, 2022 with sales of $6,811 and $14,572, respectively. Private label sales accounted for 93% or $1,418,869 of total revenue for the year ended December 31, 2023. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the U.S. and Canadian markets.

Currently, we work closely with two distributors in Canada, and we are close to setting up a distribution network within the USA. This does not include multiple independent online retailers. We currently support a network of dealers and distributors, and we will continue to expand our business and online sales channels in 2024.

Cost of Sales

Cost of sales increased by 2,163%, from $56,967 for the year ended December 31, 2022 to $1,289,118 for the year ended December 31, 2023. Our cost of sales, as a percentage of sales, was approximately 84% and 49% for the years ended December 31, 2023 and 2022, respectively. The increase in the cost of sales as a percentage of sales was primarily due to increased sales to private labels at a lower agreed upon sales price compared to online retail sales. We consistently secure a 20% gross margin on soft covers sold to private labels, as these soft covers are drop shipped from our Chinese suppliers at a fixed cost. However, our margins on domestically manufactured hard covers is dependent on the cost of raw materials, which fluctuates, as well as overhead, which is expected to decrease in future quarters as we realize manufacturing efficiencies and allocate more existing human capital and machinery resources away from design engineering and testing towards production. Our overhead per domestic unit was particularly high during the year ended December 31, 2023 due to this allocation of resources.

We provide our distributors and online retailers an “all-in” wholesale price. This includes any import duty charges, taxes, and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous United Sates or from the United States to Canada. Volume discounts are offered to certain high-volume customers, and we also offer a “dock price” or “pickup program” in which clients are able to pick up inventory directly from our stocking warehouse.

Operating Expenses

Operating expenses increased for the year ended December 31, 2023 by $2,143,925, from $12,833,250 for the fiscal year ended December 31, 2022 to $14,977,175 for the fiscal year ended December 31, 2023, due to the following factors.

●	General and administrative expense increased by $4,665,098 from $4,978,582 in 2022 to $9,643,680 in 2023. The increase was related to increased research and development activities, increased employment of production personnel including engineers, machine operators, and assembly people, and increases in wages and salaries as we seek to expand our operations and further develop our products.

●	Sales and marketing expenses decreased by $963,212, from $2,446,266 for 2022 to $1,483,054 for 2023. The decrease in sales and marketing is primarily attributable to the completion of several marketing agreements and lower cost of in-house marketing campaigns to create brand and product awareness.

●	Professional fees, which include accounting, legal, and consulting fees, decreased from $5,418,863 in 2022 to $3,853,134 in 2023. The decrease in professional fees was due to the completion of consulting engagements with various third-party consultants.

●	We realized a gain on foreign exchange of $2,693 during 2023, compared to a gain on foreign exchange of $10,461 for the prior year due to conversions between CAD and USD.

\Other Income and Expenses

We reported other expenses for the year ended December 31, 2023 of $192,297 compared to other income of $239,301 the prior year. The increase in other expenses can be attributed to higher interest expense in the current period compared to the prior period, offset by interest income and rental income.

Net Loss

Net loss for the year ended December 31, 2023 was $14,928,958 compared to a net loss of $12,534,414 for the year ended December 31, 2022 – an increase of 19%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, research and development, manufacturing, and supply chain.

Liquidity and Capital Resources

As of December 31, 2023, we had $3,365,778 in cash, restricted cash, and cash equivalents. We have generated only limited revenues and have relied primarily upon capital generated from public and private offerings of our securities. Since the Company’s acquisition of Worksport in fiscal year 2014, it has never generated a profit. During the year ended December 31, 2023, we had net losses of $14,928,958 (2022 - $12,534,414). As of December 31, 2023, the Company had working capital of $1,956,894 (2022 – $15,870,377) and had an accumulated deficit of $48,313,177 (2022 - $33,384,219).

In their audit report, our independent auditors expressed that there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain equity and/or debt financing. We intend to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps our management is taking will be successful.

To date, our principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the year ended December 31, 2023, the Company received net proceeds of $4,475,869 from offerings. Management is focused on transitioning towards revenue as our principal source of liquidity by growing our existing product offerings and customer base. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, we believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

We have conducted the following public and private offerings since the beginning of the 2023 fiscal year:

Public Offering

On September 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-267696), which was declared effective by the SEC on October 13, 2022, containing a base prospectus covering the offering, issuance and sale by us of up to $30,000,000 of our common stock and prospectus supplement covering the offering, issuance and sale by us of up to $13,000,000 of our common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022. Pursuant to the ATM Agreement, H.C. Wainwright & Co., LLC is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of December 31, 2023, the Company has issued 99,127 shares for net proceeds of $214,238.

Public Underwritten Offering

On November 2, 2023, the Company closed a sale of 1,925,000 shares of common stock and 1,575,000 pre-funded warrants for a total net proceeds of $4,261,542. In association with the sale, the Company also issued 7,000,000 warrants convertible for 7,000,000 shares of common stock at an exercise price of $1.34. The warrants are exercisable six months after issuance and will expire five and a half years from the issuance date.

September 2022 At-The-Market Sales Agreement

On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022 (“Form S-3 Registration Statement”), allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of December 31, 2023, the Company has sold and issued 604,048 shares of common stock in consideration for net proceeds of $812,551 under the ATM Agreement.

November 2023 Registered Direct Offering and Concurrent Private Offering

On November 2, 2023, we raised roughly $4.7 million from a registered direct offering and concurrent private placement before deducting the placement agent’s fees and other estimated offering expenses payable by the Company. The registered direct offering entailed the sale of 3,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) to a single institutional investor. The concurrent private placement entailed the issuance and sale of warrants to purchase up to 7,000,000 shares of common stock to the same institutional investor. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $1.34. The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date and have an exercise price of $1.34 per share. The shares of common stock (or pre-funded warrants in lieu thereof) were offered by the Company pursuant to the Company’s Form S-3 Registration Statement. The warrants issued in the concurrent private placement and the shares issuable upon exercise of such warrants were offered in a private placement under Section 4(a)(2) and/or Rule 506 of Regulation D. The 7,000,000 shares of common stock underlying the warrants were registered for resale by the institutional investor on a registration statement on Form S-1 (File No. 333-276241) filed with the SEC on December 22, 2023 and declared effective by the SEC on December 29, 2023. If at time, there is no effective registration statement available for the shares of common stock underlying the warrants, the warrants may be exercised via a “cashless exercise.” We will not receive any proceeds from any warrants exercised by a “cashless exercise.”

March 2024 Direct Offering and Concurrent Private Offering

On March 18, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a certain institutional investor (the “Purchaser”) pursuant to which we sold, in a registered direct offering, an aggregate of (i) 2,372,240 shares (the “Shares”) of common stock and (ii) 1,477,892 pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 1,477,892 shares of Common Stock (the “Pre-funded Warrant Shares”). The offering price per Share was $0.74 and the offering price per Pre-funded Warrant was $0.7399. The Shares, Pre-funded Warrants and Pre-funded Warrants Shares were offered pursuant to our Form S-3 Registration as supplemented by a prospectus supplement and accompanying base prospectus dated March 18, 2024, filed with the SEC on March 19, 2024 pursuant to Rule 424(b)(5) promulgated under the Securities Act. The registered direct offering closed on March 20, 2024.

The Company received net proceeds of approximately $2.59   million from the offering, after deducting the estimated offering expenses payable by the Company, including the tail fees payable to Maxim Group LLC. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital.

In a concurrent private placement, we issued the Purchaser warrants to purchase an aggregate of 7,700,264 shares of common stock for $0.74 per share. Under the warrants, we are obligated to register the shares underlying the warrants on a registration statement on Form S-3 (or other applicable form). If at the time of exercise of the Warrant there is no effective registration statement available for the shares of common stock underlying the warrants, the warrants may be exercised via a “cashless exercise.” We will not receive any proceeds from any warrants exercised by a “cashless exercise.”

Cash Flow Activities

Cash decreased from $14,620,757 at December 31, 2022 to $3,365,778 at December 31, 2023 – a decrease of $11,254,979 or 77%. The decrease was primarily due to the acquiring of assets for domestic production, such as industrial manufacturing equipment, as well as increasing spending on production personnel, and for raw materials in anticipation of domestic production, research and development, and overhead.

As of December 31, 2023, we had current assets of $9,123,506 (2022 - $18,332,107) and current liabilities of 7,166,612 (2022 – $2,461,730). As of December 31, 2023, we had working capital of $1,956,894 (2022 – $15,870,377) and an accumulated deficit of $48,313,177 (2022 - $33,384,219).

Operating Activities

Net cash used by operating activities for the year ended December 31, 2023 was $11,930,580, compared to $7,977,960 in the prior year, driven by a larger net loss during the year ended December 31, 2023, and partially offset by the issuance of shares, options, and warrants for services.

Accounts receivable increased at December 31, 2023 by $400,525 and decreased by $83 in the prior year. The increase in accounts receivable was due to higher sales to private labels near the end of the year in 2023 compared to that of 2022.

Inventory increased at December 31, 2023 by $2,285,120 and at December 31, 2022 by $844,600 as a result of our stockpiling inventory in anticipation of the launch of our e-commerce platform and our purchasing of raw materials for domestic production. Prepaid expenses increased by $776,703 at December 31, 2023 and by $529,438 at December 31, 2022 due to deposits made by us for the purchase of manufacturing equipment and inventory.

Accounts payable and accrued liabilities decreased at December 31, 2023 by $577,124 and increased at December 31, 2022 by $995,340, respectively.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $3,756,364 compared to $11,150,776 in the prior year. The decrease in investing activities was primarily due to the purchase of a manufacturing facility in 2022.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $4,431,965 compared to $5,182,160 in the prior year. During the year ended December 31, 2023 the Company received net proceeds of $4,475,869 from the sale of shares and pre-funded warrants. During the year ended December 31, 2022, we received a $5,300,000 loan for the purchase of a manufacturing facility.

Material Cash Requirements from Known Contractual and Other Obligations

The following table summarizes our contractual obligations as of December 31, 2023 and 2022:

Contractual Obligations	December 31, 2023	December 31, 2022
Operating lease obligations	$1,082,319	$1,518,895
Equipment purchases	$59,815	$2,545,000
Total Contractual Obligations	$1,142,134	$4,063,895

We intend to fund our contractual obligations with working capital.

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

Cash and Cash Equivalents - Cash and cash equivalents includes cash on account and demand deposits with maturities of three months or less. Cash and cash equivalents in financial institutions may exceed insured limits at various times during the year and subject the Company to concentrations of credit risk. Cash and cash equivalents include restricted cash at December 31, 2023 and 2022 totaling $730,802 and $411,016, respectively.

Receivables - Trade accounts receivable are stated at the amount the Company expects to collect. Receivables are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances may be required.

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and, if needed, maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience, forecasted economic conditions, and a specific review of accounts receivable at the end of each period. At December 31, 2023 and 2022, the Company had no allowance for doubtful accounts.

Inventory - Inventory is stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Cost includes purchase price of materials, freight, and related costs required to bring the goods to Company warehouses.

Revenue Recognition – In accordance with Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers, sales are recognized when (1) products are shipped, with no right of return except for defective products, and the title and risk of loss has passed to customers; and (2) when they are delivered based on the terms of the sale, and there is an identifiable contract with a customer with defined performance obligations, the transaction price is determinable, and the entity has fulfilled its performance obligation. Revenue related to shipping and handling costs billed to customers is included in net sales, and the related shipping and handling costs are included in cost of goods sold.

Property and Equipment - Capital assets are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 years
Automobile	5 years
Computers	3 years
Leasehold improvements	15 years
Manufacturing equipment	5-15 years
Building	15 years

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Worksport Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Worksport Ltd. and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Inventory

Description of the Matter

As of December 31, 2023, the Company’s inventory balance was $3.6 million. As reported in Note 5, inventory has increased significantly over the past year as the Company began to stockpile inventory due to its start of domestic production during 2023. The Company evaluates its inventory for obsolescence on an ongoing basis by considering historical usage as well as requirements for future orders.

Given the inherent uncertainty and significant judgments necessary to value inventory and its related obsolescence, auditing management’s estimates involved a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

Our auditing procedures related to inventory valuation included the following, among others:

●	We evaluated the appropriateness and consistency of management’s methods used to value inventory and develop its estimates.
●	We evaluated the reasonableness of judgments made and significant assumptions used by management relating to key estimates.
●	We inquired of management relative to write-offs of inventory during the year.
●	We tested the completeness and accuracy of management’s inventory detail.
●	We developed an independent expectation of the obsolescence reserve based on our knowledge of the Company’s inventory, including analysis of slow-moving items and historical usage and compared it to actual.
●	We performed a lower of cost or net realizable value analysis by selecting a sample of items included in inventory at year-end.
●	We selected a sample of purchases made throughout the year to ensure they were included in inventory at the proper weighted-average value.
●	We selected a sample of purchases made before and after the year end to ensure proper cut-off was achieved.
●	During our physical inventory observation, we toured the Company’s facility and examined inventory on hand to determine the completeness and existence of ending inventory.
●	We examined management’s overhead analysis and performed procedures to test its completeness and accuracy.

Shareholders’ Equity and Related Transactions

Description of the Matter

As discussed in Notes 9, 18, and 19 to the consolidated financial statements, the Company has issued a significant amount of equity securities. The tracking of these transactions can be complicated and require management to estimate the value of equity securities using a Black Scholes option pricing model. We identified the fair market value of equity transactions to be a critical audit matter, as the calculations can be complex and subject to error.

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

/s/ Lumsden & McCormick, LLP

Buffalo, New York

March 27, 2024

PCAOB ID Number: 130

Worksport Ltd.

Consolidated Balance Sheets

December 31, 2023 and 2022

	2023	2022
Assets
Current Assets
Cash and cash equivalents	$3,365,778	$14,620,757
Accounts receivable, net	463,122	62,601
Other receivable	165,865	268,032
Inventory (note 5)	3,631,492	1,346,372
Prepaid expenses and deposits (note 8)	1,497,249	2,034,345
Total Current Assets	9,123,506	18,332,107
Investment (note 14)	90,731	24,423
Property and Equipment, net (note 6)	14,483,436	11,900,672
Right-of-use asset, net (note 15)	917,354	1,238,055
Intangible Assets, net (note 7)	1,338,889	1,268,873
Total Assets	$25,953,916	$32,764,130
Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,451,181	$2,028,305
Payroll taxes payable	85,010	-
Related party loan (note 10)	2,192	46,096
Loan payable (note 16)	5,300,000	-
Current lease liability (note 15)	328,229	387,329
Total Current Liabilities	7,166,612	2,461,730
Long Term – Lease Liability (note 15)	608,761	884,146
Loan payable (note 16)	-	5,300,000
Total Liabilities	7,775,373	8,645,876

Shareholders’ Equity
Series A & B Preferred Stock, $0.0001 par value, 100,100 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 9)	-	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 20,320,503 and 17,159,376 shares issued and outstanding, respectively (note 9)	2,032	1,716
Additional paid-in capital	64,685,693	56,919,625
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	1,814,152	591,289
Accumulated deficit	(48,313,177)	(33,384,219)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity	18,178,543	24,118,254
Total Liabilities and Shareholders’ Equity	$25,953,916	$32,764,130

The accompanying notes form an integral part of these consolidated financial statements.

Worksport Ltd.

Consolidated Statements of Operations and Comprehensive Loss

December 31, 2023 and 2022

	2023	2022

Net Sales	$1,529,632	$116,502
Cost of Goods Sold	1,289,118	56,967
Gross Profit	240,514	59,535

Operating Expenses
General and administrative	9,643,680	4,978,582
Sales and marketing	1,483,054	2,446,266
Professional fees	3,853,134	5,418,863
Gain on foreign exchange	(2,693)	(10,461)
Total operating expenses	14,977,175	12,833,250
Loss from operations	(14,736,661)	(12,773,715)

Other Income (Expense)
Interest expense	(616,214)	(488,704)
Interest income	239,353	212,290
Rental income (note 20)	184,564	213,383
Gain on settlement of debt	-	302,332
Total other income (expense)	(192,297)	239,301

Net Loss	(14,928,958)	(12,534,414)

Loss per Share (basic and diluted)	$(0.84)	$(0.73)
Weighted Average Number of Shares (basic and diluted)	17,689,911	17,078,480

The accompanying notes form an integral part of these consolidated financial statements

Worksport Ltd.

Consolidated Statements of Shareholders’ Equity

December 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at December 31, 2021	100	$-	16,951,034	$1,696	$54,608,472	$(1,577)	$430,116	$(20,849,805)	$(8,580)	$34,180,322
Share issuance	-	-	45,000	4	260,096	-	(260,100)	-	-	-
Warrant exercise (note 18)	-	-	73,342	7	(7)	-	-	-	-	-
Issuance for services and subscriptions payable	-	-	90,000	9	2,051,064	-	421,273	-	-	2,472,346
Net loss	-	-	-	-	-	-	-	(12,534,414)	-	(12,534,414)
Balance at December 31, 2022	100	$-	17,159,376	$1,716	$56,919,625	$(1,577)	$591,289	$(33,384,219)	$(8,580)	$24,118,254
Issuance for services and subscriptions payable	-	-	250,000	25	3,271,084	-	1,222,863	-	-	4,493,972
Shares issued (note 9)	-	-	2,024,127	202	4,475,578	-	-	-	-	4,475,780
Warrant exercise (note 18)	-	-	887,000	89	-	-	-	-	-	89
Stock option forfeiture (note 19)	-	-	-	-	19,406	-	-	-	-	19,406
Net loss	-	-	-	-	-	-	-	(14,928,958)	-	(14,928,958)
Balance at December 31, 2023	100	$-	20,320,503	$2,032	$64,685,693	$(1,577)	$1,814,152	$(48,313,177)	$(8,580)	$18,178,543

The accompanying notes form an integral part of these consolidated financial statements

Worksport Ltd.

Consolidated Statements of Cash Flows

December 31, 2023 and 2022

	2023	2022
Operating Activities
Net Loss	$(14,928,958)	$(12,534,414)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	5,754,717	4,899,433
Depreciation and amortization	1,109,742	486,582
Change in operating lease	(13,784)	10,584
Accrued interest	-	27,564
Gain on settlement of debt	-	(302,332)
	(8,078,283)	(7,412,583)
Changes in operating assets and liabilities (note 13)	(3,852,297)	(565,377)
Net cash used in operating activities	(11,930,580)	(7,977,960)

Cash Flows from Investing Activities
Investments	(66,308)	-
Purchase of intangible assets	-	(103,329)
Purchase of property and equipment	(3,690,056)	(11,047,447)
Net cash used in investing activities	(3,756,364)	(11,150,776)

Financing Activities
Proceeds from issuance of common shares, net of issuance cost	4,475,869	-
Proceeds from loan payable	-	5,300,000
Related party loan	(43,904)	10,547
Repayments on loan and promissory notes payable	-	(128,387)
Net cash provided by financing activities	4,431,965	5,182,160

Change in cash	(11,254,979)	(13,946,576)
Cash and cash equivalents - beginning of year	14,620,757	28,567,333
Cash and cash equivalents end of year	$3,365,778	$14,620,757
Supplemental Disclosure of non-cash activities
Shares issued for purchase of intangible assets	$72,466	$575,000
Cashless warrant exercise	$-	$37,000
Supplemental Disclosure of cash flow information
Income tax paid	$-	$-
Interest paid	$626,000	$479,000

The accompanying notes form an integral part of these consolidated financial statements.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

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

On April 6, 2022, Terravis issued Lorenzo Rossi and Steven Rossi, both of whom are members of Terravis’s board of directors, were granted non-qualified stock options under the Terravis 2022 Plan exercisable for 750,000 and 250,000 shares of Terravis’s common stock, respectively, with exercise prices of $0.01 per share exercisable from the date of grant until the tenth anniversary of the date of grant.

On April 12, 2022, Steven Rossi, William Caragol, and Ned L. Siegel, all of whom are members of Terravis’s board of directors, were granted non-qualified stock options under the Terravis 2022 Plan exercisable for 250,000, 50,000, and 50,000 shares of Terravis’s common stock, respectively, with exercise prices of $0.01 per share exercisable from the date of grant until the tenth anniversary of the date of grant.

On November 4, 2022, Terravis filed an amendment to its articles of incorporation with the Colorado Secretary of State, pursuant to which the Terravis board of directors attached a certificate of designation designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock with a par value $0.0001 per share. According to the certificate of designation, holders of the Series A Preferred Stock do not have any dividend, conversion or liquidation rights. Unless otherwise prohibited by law or the Series A Preferred Stock certificate of designation, the Series A Preferred Stock shall vote together with the outstanding shares of common stock of Terravis as one class on any matter put forth before the common stockholders. For so long the Series A Preferred Stock is outstanding, the holders of the Series A Preferred Stock shall be entitled to 51% of the total votes on all matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of the common stock and any other shares of capital stock of Terravis entitled shall be entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power. On November 4, 2022, the Company issued 1,000 shares of Series A Preferred Stock to Lorenzo Rossi, the President of Terravis and the Chief Executive Officer and President of the Company.

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

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

2. Basis of Presentation and Business Condition

a) Statement of Compliance

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as issued by the Financial Accounting Standards Board (“FASB”).

b) Basis of Measurement

The Company’s financial statements have been prepared on an accrual basis.

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

3. Going Concern

As of December 31, 2023, the Company had $3,365,778 in cash and cash equivalents. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in fiscal year 2014, it has never generated a profit. As of December 31, 2023, the Company had an accumulated deficit of $48,313,177.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2023, the Company had net losses of $14,928,958 (2022 - $12,534,414). As of December 31, 2023, the Company had working capital of $1,956,894 (2022 – $15,870,377) and had an accumulated deficit of $48,313,177 (2022 - $33,384,219). The Company has not generated profit from operations since inception and to date has relied on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

3. Going Concern (continued)

The Company has historically operated at a loss, although that may change as sales volumes increase and margins improve. As of December 31, 2023, the Company had working capital of $1,956,894 (2022 – $15,870,377) and an accumulated deficit of $48,313,177 (2022 - $33,384,219). As of December 31, 2023, the Company had cash and cash equivalents of $3,365,778 (2022 - $14,620,757). Despite the Company having mostly completed its purchasing of large manufacturing machinery, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its ramp-up of manufacturing and increasing sales volumes in 2024, which should mitigate the effects of operational costs on cash and cash equivalents; this view is supported by the fact that the manufacturing facility of the Company was completed for initial production output in 2023 and has started to generate revenue in the third quarter of 2023.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of December 31, 2023, the Company has sold and issued 99,127 shares of common stock in consideration for net proceeds of $214,238 under the ATM Agreement.

On November 2, 2023, the Company closed a sale of 1,925,000 shares of common stock and 1,575,000 pre-funded warrants for a total net proceeds of $4,261,542. In association with the sale, the Company also issued 7,000,000 warrants convertible for 7,000,000 shares of common stock at an exercise price of $1.34. The warrants are exercisable six months after issuance and will expire five and a half years from the issuance date.

To date, the Company’s principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the year ended December 31, 2023, the Company received nominal proceeds from public offerings, private placement offerings, and from the exercise of any outstanding warrants or options. Management is focused on transitioning towards revenue as its principal source of liquidity by growing existing product offerings as well as the Company’s customer base. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot provide assurances it will be able to raise additional capital on acceptable terms, or at all.

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

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

4. Significant Accounting Policies

Cash and Cash Equivalents - Cash and cash equivalents includes cash on account and demand deposits with maturities of three months or less. Cash and cash equivalents in financial institutions may exceed insured limits at various times during the year and subject the Company to concentrations of credit risk. Cash and cash equivalents include restricted cash at December 31, 2023 and 2022 totaling $730,802   and $411,016 (see note 16).

Receivables - Trade accounts receivable are stated at the amount the Company expects to collect. Receivables are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances may be required.

The Company offers credit terms on the sale of the Company’s products to a significant majority of the Company’s customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of customers’ financial condition and, if needed, maintains an allowance for doubtful accounts receivable based upon the Company’s historical experience, forecasted economic conditions, and a specific review of accounts receivable at the end of each period. At December 31, 2023 and 2022, the Company had no allowance for doubtful accounts.

Inventory - Inventory is stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Cost includes purchase price of materials, freight, and related costs required to bring the goods to Company warehouses.

Research and Development – Research and development costs are expensed as incurred and are included in general and administrative expense in the accompanying financial statements.

Warranties - The Company currently offers a limited lifetime warranty against defective products out-of-the-box. Customers who are not satisfied with their purchase may attempt to have their purchases reimbursed outside of the warranty period.

Revenue Recognition – In accordance with Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers, sales are recognized when (1) products are shipped, with no right of return except for defective products, and the title and risk of loss has passed to customers; and (2) when they are delivered based on the terms of the sale, and there is an identifiable contract with a customer with defined performance obligations, the transaction price is determinable, and the entity has fulfilled its performance obligation. Revenue related to shipping and handling costs billed to customers is included in net sales, and the related shipping and handling costs are included in cost of goods sold.

Property and Equipment - Capital assets are recorded at cost and are depreciated using the straight-line method over the following estimated useful lives:

Furniture and equipment	5 years
Automobile	5 years
Computers	3 years
Leasehold improvements	15 years
Manufacturing equipment	5-15 years
Building	15 years

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

4. Significant Accounting Policies (continued)

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

Financial Instruments - FASB ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximates their fair values because of the short-term maturities of these instruments. The carrying value of the loan payable approximates fair value as its interest rate fluctuates with market interest rates.

Related Party Transactions - All transactions with related parties are in the normal course of operations and are measured at the exchange amount.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

4. Significant Accounting Policies (continued)

Intangible Assets and Impairment – Patents and other intangibles are amortized using the straight-line method over their estimated useful lives. Intangible assets, such as trademarks with indefinite lives, are not amortized. Intangible assets are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2023 and 2022, the Company had no impairment losses related to intangible assets.

Sales Taxes – Certain jurisdictions impose a sales tax on Company sales to nonexempt customers. The Company collects these taxes from customers and remits the entire amount as required by the applicable law. The Company excluded from revenues and expenses the tax collected and remitted.

Lease Accounting - On January 1, 2019, the Company adopted ASC 842, which requires lessees to recognize operating leases on the balance sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Expanded disclosures about the nature and terms of lease agreements are required and are included in note 15.

Recent Accounting Pronouncements

Any recently issued Accounting Standards Codification guidance has either been implemented or is not significant to the Company.

5. Inventory

Inventory consists of the following at December 31, 2023 and 2022:

	2023	2022
Finished goods	$1,717,669	$1,200,759
Promotional items	101,660	50,790
Raw materials	1,812,163	94,823
	$3,631,492	$1,346,372

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

6. Property and Equipment

Major classes of property and equipment at December 31, 2023 and 2022 are as follows:

	2023	2022
Equipment	2,784,098	2,344,946
Manufacturing equipment	3,260,679	-
Furniture	146,049	143,449
Product molds	524,476	122,675
Computers	84,070	78,885
Leasehold improvements	861,332	675,751
Building	6,079,410	6,079,410
Land	2,239,405	2,239,405
Automobile	168,497	168,497
Deposits	-	605,000
Less accumulated depreciation	(1,664,580)	(557,346)
	$14,483,436	$11,900,672

During the years ended December 31, 2023 and 2022, the Company recognized depreciation expense of $1,107,292 and $484,073, respectively.

During the year ended December 31, 2022, the Company completed the purchase of a manufacturing facility and land for $6,079,410 and $2,239,405, respectively. The Company has and continues to produce soft tonneau covers in Meizhou, China and Foshan, China, and it began producing hard tonneau covers in its West Seneca manufacturing facility in 2023. The Company believes that by doing so it (i) has better control over design and manufacturing quality of its products, (ii) mitigates supply chain risk, (iii) decreases shipping costs, (iv) cuts overall manufacturing costs, and (v), by on-shoring production, participates in creating positive social externalities including employment in its largest market: the United States.

7. Intangible Assets

Intangible assets consist of costs incurred to establish the patent rights related to the quick latch and soft vinyl quad-fold tonneau cover technologies, Worksport trademarks, licenses, and software costs. The Company’s utility patents and design registrations were issued between 2014 and 2023. The patents and software will be amortized on a straight-line basis. At December 31, 2023, the software has not been placed into service.    The Company’s trademark, licenses, and other indefinite life intangible assets are reassessed every year for impairment; the Company has determined that impairment is not necessary for the current year ended December 31, 2023. The change in intangible assets for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Patent	62,706	62,706
License	103,329	103,329
Trademark	5,150	5,150
Software	1,150,000	1,077,534
Other	29,451	29,451
Less accumulated amortization	(11,747)	(9,297)
	$1,338,889	$1,268,873

Amortization expense for the years ended December 31, 2023 and 2022 was $2,450 and $2,509, respectively.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

7. Intangible Assets (continued)

Estimated amortization of the patent and software over the next five years and beyond December 31, 2023 is as follows:

2024	$232,508
2025	$232,508
2026	$232,508
2027	$232,508
2028 and later	$282,674

8. Prepaid expenses and deposits

As of December 31, 2023 and 2022, prepaid expenses and deposits consists of the following:

	2023	2022
Consulting, services and advertising	$5,215	$1,313,799
Insurance	-	20,781
Deposits	1,492,034	699,765
	$1,497,249	$2,034,345

As of December 31, 2023, prepaid expense and deposit consists of $5,215 (2022 - $1,313,799) in prepaid consulting, services and advertising for third party consultants through the issuance of shares and stock options. Deposits primarily include prepayments for raw materials used in the manufacturing of finished goods.

9. Shareholders’ Equity

During year ended December 31, 2023, the following transactions occurred:

During the year ended December 31, 2023, the Company sold 99,127 shares of common stock for a total net proceeds of $214,238. The sale of shares was in connection with the shelf registration statement on Form S-3 effective on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022.

The Company recognized consulting expense of $1,222,863 to share subscriptions payable from restricted shares and stock options to be issued. As of December 31, 2023, the restricted shares have not been issued. During the same period, the Company issued 250,000 shares of common stock for consulting services valued at $635,000.

During the year ended December 31, 2023, the Company closed a sale of 1,925,000 shares of common stock for $2,579,500. The Company incurred share issuance expense of $428,300. In association with the sale of common shares, the Company also issued 1,575,000 pre-funded warrants and 7,000,000 warrants. Refer to note 18.

Refer to notes 18 and 19 for additional shareholders’ equity (deficit).

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

9. Shareholders’ Equity (continued)

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

Refer to note 18 and 19 for additional disclosures of shareholders’ equity.

For the years ended December 31, 2023 and 2022, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regards to the Company’s residual assets. During 2023 and 2022, the Company was authorized to issue 100 shares of its Series A and 100,000 of its Series B Preferred Stock with a par value of $0.0001. Series A Preferred Stock have voting rights equal to 299 shares of common stock, per share of Preferred Stock. Series B Preferred Stock have voting rights equal to 10,000 shares of common stock, per share of Preferred Stock.

10. Related Party Transactions

During the year ended December 31, 2023, the Company recorded salaries expense of $374,864 (2022 - $387,308) related to services rendered to the Company by its CEO. During the same period the Company recorded salaries expense of $271,601 (2022 - $265,858) to an officer and director of the Company. As of December 31, 2023 and 2022, the Company has a payable of $2,192 and $46,096 to the CEO.

Refer to note 9 and 19 for additional related party transactions.

11. Income Taxes

a) The income tax expense for the years ended December 31, 2023 and 2022 is reconciled per the schedule below:

	2023	2022
Loss before income taxes	$(14,929,000)	$(12,534,000)
State income taxes, net of federal benefits	(746,000)	(627,000)
Non-deductible portion of meals and entertainment	14,000	41,000
Share base compensation	1,901,000	-
Interest and penalty	-	100,000
Adjusted net loss for tax purposes	(13,760,000)	(13,020,000)
Statutory rate	21%	21%
	(2,889,000)	(2,734,000)
Increase in valuation allowance	2,889,000	2,734,000
Provision for income taxes	$-	$-

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

11. Income Taxes (continued)

b) Deferred Income Tax Assets

The tax effects of temporary differences that give rise to the deferred income tax assets at December 31, 2023 and 2022 are as follows:

	2023	2022
Net operating loss carry forwards	$6,005,000	$3,784,000
Amortization and depreciation	120,000	(98,000)
Change in operating lease	(3,000)	(2,000)
Share base compensation	1,415,000	964,000
	7,537,000	4,648,000
Deferred tax assets not recognized	(7,537,000)	(4,648,000)
Net deferred tax asset	$-	$-

Deferred income taxes within each jurisdiction on the balance sheets at December 31, 2023 and 2022 are as follows:

	2023	2022
United States	$4,201,000	$2,103,000
Canada	3,336,000	2,545,000
Valuation allowance	(7,537,000)	(4,648,000)
	$-	$-

c) Cumulative Net Operating Losses

The Company has non-capital losses carried forward of approximately $28,594,000 available to reduce future years’ taxable income. These losses will expire as follows:

	United States	Canada	Total
2034	$53,000	$183,000	$236,000
2035	161,000	368,000	529,000
2036	868,000	262,000	1,130,000
2037	1,472,000	59,000	1,531,000
2038	-	520,000	520,000
2039	-	193,000	193,000
2040	-	718,000	718,000
2041	-	3,000,000	3,000,000
2042	-	4,100,000	4,100,000
2043	-	3,140,000	3,140,000
	$2,554,000	$12,543,000	$15,097,000
Never expire	$13,497,000	$-	$13,497,000

Net operating loss carryforwards of approximately $28,594,000 may be offset against future taxable income. No tax benefit from these losses have been reported in the December 31, 2023 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

11. Income Taxes (continued)

Due to change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company complies with the provisions of FASB ASC 740 in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more –likely –than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and tax penalties at December 31, 2023 and 2022.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is required to file income tax returns in the U.S. and Canadian Federal jurisdictions, as well as various states and in the province of Ontario. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2020 in the United States and for tax years ending before December 31, 2014 in Canada.

12. Financial Instruments

Credit Risk

The Company is exposed to credit risk on the accounts receivable from its customers. To reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit balances. The Company incurred bad debt expense of $0 during each of the years ended December 31, 2023 and 2022.

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

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

12. Financial Instruments (continued)

Concentration of Supplier Risk

The Company has historically purchased all of its soft tonneau cover finished goods from Meizhou, China, and it began purchasing soft tonneau cover finished goods from a second supplier in Foshan, China in late 2023. The Company carries significant strategic inventories of these materials and is increasing its purchasing from the supplier in Foshan to lower supplier concentration risk. Further, the Company has established domestic assembly of its hard tonneau cover product line to further reduce the risk associated with this concentration of finished good suppliers. Strategic inventories are managed based on demand. To date, the Company has been able to obtain adequate supplies of the materials used in the production of its products in a timely manner from existing sources. The loss of these key suppliers or a delay in shipments could have an adverse effect on its business.

Concentration of Customer Risk

A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales. The loss of any key customer could have an adverse effect on the Company’s business.

For the year ended December 31, 2023, 93% of the Company’s revenue is comprised of one customer. For the year ended December 31, 2022, two customers made up 50% (38% and 12% individually) of revenue.

13. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Decrease (increase) in accounts receivable	$(400,521)	$83
Decrease (increase) in other receivable	102,167	(83,311)
Decrease (increase) in inventory	(2,285,120)	(844,600)
Decrease (increase) in prepaid expenses and deposits	(776,709)	(529,438)
Increase (decrease) in lease liability	-	8,738
Increase (decrease) in payroll taxes payable	85,010	(112,189)
Increase (decrease) in accounts payable and accrued liabilities	(577,124)	995,340
	$(3,852,297)	$(565,377)

14. Investment

a)	During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares of a privately owned US-based mobile phone development company for $50,000 – representing a 10% equity stake. The shares have been issued to the Company. As of December 31, 2023 and 2022, the Company had advanced a total of $24,423 and is advancing tranches of capital as required by the Company.

b)	During the year ended December 31, 2023, the Company purchased $66,308 ($90,000 CAD) of Guaranteed Investment Certificate (“GIC”). The GIC bears a variable interest rate and matured on February 27, 2024. The anticipated earned interest on the GIC at maturity is $2,818 ($3,825 CAD).

15. Operating Lease Obligations

During the year ended December 31, 2019, the Company signed a lease agreement for warehouse space to commence on August 1, 2019 and end on July 31, 2022 with monthly lease payments of $2,221. During the year ended December 31, 2021, the Company entered into a second lease agreement for warehouse space to commence on June 1, 2021 and end on May 31, 2024 with monthly lease payments of $19,910.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

15. Operating Lease Obligations (continued)

During the year ended December 31, 2022, the Company signed a lease agreement for approximately 20,296 square feet to be used as its then primary, now secondary corporate office and R&D facility pursuant to a five-year lease, dated June 1, 2022, for a variable rate averaging $22,101 per month over the lifetime of the lease. The Company also pays approximately $4,418 in additional fees per month, which varies year to year.

During the year ended December 31, 2023, the Company signed a lease agreement for office space to be used as an R&D facility pursuant to a one-year lease with an option to extend the lease for an additional year, dated June 1, 2023, for a monthly rent of $3,350.

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

The Company’s right-of-use asset and lease liability as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Right-of-use asset	$917,354	$1,238,055
Current lease liability	$328,229	$387,329
Long-term lease liability	$608,761	$884,146

The following is a summary of the Company’s total lease costs:

	December 31, 2023	December 31, 2022
Operating lease cost	$488,463	$409,179

The following is a summary of cash paid in 2023 and 2022 for amounts included in the measurement of lease liabilities:

	December 31, 2023	December 31, 2022
Operating cashflow	$515,776	$400,130

Maturities of lease liability are as follows:

Future minimum lease payments as of December 31, 2023:

2024	$400,999
2025	286,395
2026	277,767
2027	117,158
Total future minimum lease payments	1,082,319
Less: amount representing interest	(145,329)
Present value of future payments	936,990
Current portion	328,229
Long term portion	$608,761

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

16. Loans payable

a)	On May 4, 2022, the Company entered into a secured loan agreement (the “Loan Agreement”) with an external banking entity relating to the Company’s purchase of a 152,847 square-foot building situated on two parcels of land aggregating 18 acres of land located in West Seneca, New York (collectively, the “Property”) for a total purchase price of $8,150,000 on May 6, 2022. Under the terms of the Loan Agreement, the Company procured a total principal sum of $5,300,000, bearing an interest rate of the prime rate plus 2.25% annually, for the Company’s purchase of the Property and covering associated costs. To ensure the loan’s servicing over its duration, the Company allocated $667,409 into a specially designated account. By the close of December 31, 2023, this account’s balance had risen to $730,802, which is recorded under cash and cash equivalents in the concurrent financial statements. As of December 31, 2023, the outstanding principal and the accrued interest was an aggregate of $5,331,889. This outstanding balance and accrued interest are due on May 20, 2024. The Company disclosed the material terms of the Loan Agreement in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2022.

b)	During the year ended December 31, 2020, the Company received $28,387 ($40,000 CAD) interest-free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2023 resulted in loan forgiveness of 25 percent (25%). As of September 30, 2022, the Company made the repayment of $28,387 ($40,000 CAD) and, as of February 14, 2023, received the forgiven debt of $7,493 ($10,000 CAD). As at December 31, 2023 and 2022, there are no amounts owing, and the loan has been fully settled.

17. Loss per Share

For the year ended December 31, 2023, loss per share is $0.84 (basic and diluted) compared to that of the year ended December 31, 2022 of $0.73 (basic and diluted) using the weighted average number of shares of 17,689,911 (basic and diluted) and 17,078,480 (basic and diluted), respectively.

There are 299,000,000 shares authorized with 20,320,503 and 17,159,376 shares issued and outstanding, as at December 31, 2023 and 2022, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As of December 31, 2023, the Company has 11,627,924   warrants convertible to 11,927,924 common shares, 570,212 restricted stock to be issued, and 5,063,856   stock options exercisable for 5,063,856 common shares for a total underlying common shares of 17,561,922. As of December 31, 2022, the Company has 3,939,924 warrants convertible to 4,239,924 common shares, 1,940,000 restricted stock to be issued, and 785,000 stock options exercisable for 785,000 common shares for a total underlying common shares of 7,669,924.

18. Warrants

During the year ended December 31, 2023, in connection to the sale of 1,925,000 shares of common stock the Company also sold 1,575,000 pre-funded warrants and 7,000,000 warrants convertible for 8,575,000 shares of common stock at an exercise price of $0.0001 and $1.34, respectively. The Company received net proceeds of $2,110,342 associated with the sale of the pre-funded warrants. The pre-funded warrants are exercisable immediately with no expiration date. The warrants are exercisable six months after issuance and will expire five and a half years from the issuance date.

During the year ended December 31, 2023, 887,000 pre-funded warrants were exercised for 887,000 shares of common stock for $89.

During the year ended December 31, 2023, the Company and a stock options holder agreed to cancel all 400,000 stock options in exchange for extending the exercisable period of 300,000 warrants to December 31, 2024. Later in the year ended December 31, 2023, the expiration date for these warrants was extended to December 31, 2026, and the stock option holder was issued an additional 400,000 restricted stock units.

During the year ended December 31, 2022, an aggregate of 250,121 warrants were exercised primarily on a cashless basis for 73,321 common shares, and 1,599,179 Reg-A public offering and private placement warrants expired.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

18. Warrants (continued)

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

As of December 31, 2023, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$6.05	3,446,515	0.60	August 6, 2024
$6.05	130,909	0.59	August 3, 2024
$4.00	300,000	3.00	December 31, 2026
$2.40	62,500	1.22	March 20, 2025
$1.34	7,000,000	5.34	May 2, 2029
$0.0001	688,000	N/A	Never – see note 22
	11,627,924	2.04

	December 31, 2023		December 31, 2022
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	3,939,924	$5.84	5,652,827	$5.14
Issuance	8,575,000	$1.09	130,909	$6.05
Expired	-	$-	(1,593,691)	$(4.00)
Exercise	(887,000)	$0.0001	(250,121)	$(2.00)
Balance, end of period	11,627,924	$2.78	3,939,924	$5.84

19. Stock Options and Performance Share Units

Under the Company’s 2015, 2021 and 2022 Equity Incentive Plans, the number of shares of common stock reserved for issuance under the option plan shall not exceed 10% of the issued and outstanding shares of common stock of the Company, have a maximum term of 10 years, and vest at the discretion of the Board of Directors.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

19. Stock Options and Performance Share Units (continued)

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

Performance Share Units

On May 1, 2023, the Company and Steven Rossi reached an agreement to modify 1,600,000 restricted stock units and 400,000 performance stock units (“PSUs”) issued on November 11, 2022, and December 29, 2021, respectively, and replace them with 2,000,000 stock options, as described below.

On November 11, 2022, 400,000 and 300,000 PSUs granted on December 29, 2021, as described below, were modified to include new terms pertaining to the PSU vesting schedule. The PSUs vest in 5% increments according to the modified schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $2.25, 50% will have vested at a closing price of $5.31, and 100% will have vested at a closing price of $13.76 as measured using the volume weighted average of the Company’s common stock for ten (10) consecutive trading days, with over $100,000 of trading volume on each of those days. The fair value of the PSUs was estimated to be $1,254,460. As of December 31, 2023, 75,000 PSUs of the remaining 300,000 PSUs had vested, and the Company recognized $155,314 (2022 - $35,100) in consulting expenses.

On December 29, 2021, the Company granted 400,000 and 300,000 PSUs to the Company’s Chief Executive Officer and a director, respectively. The PSUs were to vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs was to have vested upon the Company’s stock price closing at $3.00, 50% was to have vested at a closing price of $16.50, and 100% was to have vested at a closing price of $31.50. The fair value of the PSUs was estimated to be $1,344,570. As December 31, 2023, no PSUs have vested, and the Company recognized $0 (2022 - $232,312) in consulting expenses.

Stock Options

The Company uses the Black-Scholes option pricing model to determine fair value of stock options on the grant date.

During the year ended December 31, 2023, the Company issued 1,500,000 stock options to Steven Rossi. The stock options have an exercise price of $1.584 and an expiration date of October 31, 2033. The stock options shall vest as follows: 20% shall vest upon the Company achieving annual run rate revenue of $10,000,000, measured by $2,500,000 of quarterly revenue; (ii) an additional 20% shall vest upon the Company achieving annual run rate revenue of $20,000,000, measured by $5,000,000 of quarterly revenue; (iii) an additional 20% shall vest upon the Company achieving annual run rate revenue of $30,000,000, measured by $7,500,000 of quarterly revenue; (iv) an additional 20% shall vest upon the Company achieving annual run rate revenue of $40,000,000, measured by $10,000,000 of quarterly revenue; and (v) an additional 20% shall vest upon the Company achieving annual run rate revenue of $50,000,000, measured by $12,500,000 of quarterly revenue. During the year ended December 31, 2023 the Company recognized $374,547 in related wages and salary.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

19. Stock Options and Performance Share Units (continued)

During the year ended December 31, 2023, the Company issued 12,100 and 25,000 stock options to employees with an exercise price of $1.70 and $1.44, respectively. The stock options will expire 10 years from the grant date. 12,100 stock options shall vest in two equal installments on the second and third anniversary of the grant date. 25,000 stock options shall vest on October 31, 2025. The total fair value of the options on the grant date was estimated to be $56,496. The Company recognized $4,144 in wages and salary during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company issued 321,150   stock options to employees, consultants and directors with an exercise price ranging from $2.55 to $4.20. 108,750 of the stock options shall expire 5 years after grant date and vest in two equal installments on the first and second anniversary of the grant date. 155,400 of the stock options shall expire 10 years after grant date and vest in two equal installments on the first and second anniversary of the grant date. The fair value of the options on the grant date was estimated to be $1,116,856. During the year ended December 31, 2023, 49,500 stock options were cancelled   upon the departure of employees. The Company recognized $386,606 in wages and salary and consulting expenses during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company issued 2,000,000 stock options to Steven Rossi. The stock options have an exercise price of $1.74 and an expiration date of May 1, 2033. The options shall vest in increments of 10% for each dollar that the Company’s stock price increases between $2.00 and $11.00, as measured using the volume weighted average of the Company’s common stock for ten consecutive trading days. The fair value of the options on the grant date was estimated to be $2,821,572. The Company recognized $714,798 in wages and salary during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company issued 75,000 stock options to an employee with an exercise price of $2.43 and expiring on May 18, 2033. The options shall vest in two installments, 25,000 on May 18, 2024, and 50,000 on August 1, 2024. The fair value of the options on the grant date was estimated to be $182,025. The Company recognized $37,632 in wages and salary expenses during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company issued 65,000 stock options to employees and a consultant with an exercise price of $1.53 and expiring on March 14, 2033. The options shall vest in two equal installments on March 14, 2024, and 2025. The fair value of the options on the grant date was estimated to be $98,670. The Company recognized $33,683 in wages and salary and consulting expenses during the year ended December 31, 2023. During the year ended December 31, 2023, 15,000 stock options were cancelled upon the departure of employees; as a result the Company recognized $19,406 in wages and salary expense during the period.

During the year ended December 31, 2023, the Company issued 85,106 stock options to an employee with an exercise price of $1.53 and expiring on March 14, 2033. The options shall vest in two installments; a) one fiscal quarter in which the Company generates $3,600,000 in sales with at least 20% unit margin and b) one fiscal quarter in which the Company generates $5,400,000 in sales with at least 30% unit margin. The fair value of the options on the grant date was estimated to be $129,191. The Company recognized $45,476 in wages and salary expenses during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company issued 300,000 stock options to a consultant with an exercise price of $1.66 and expiring on January 30, 2028. 150,000 of the stock options shall vest on January 30, 2023, and 75,000 of the stock options shall each vest on March 1, 2023 and September 1, 2023. The fair value of the options on the grant date was estimated to be $486,600. The Company recognized $486,600 in consulting expenses during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company issued 360,000 stock options to directors with an exercise price of $1.66 and expiring on January 30, 2033. The options shall vest in six equal installments on January 30, 2023, July 31, 2023, January 30, 2024, July 30, 2024, January 30, 2025, and July 30, 2025. The fair value of the options on the grant date was estimated to be $592,560. The Company recognized $217,542 in consulting expenses during the year ended December 31, 2023.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

19. Stock Options and Performance Share Units (continued)

During the year ended December 31, 2022, the Company granted 10,000 and 50,000 options to advisors with an exercise price of $2.19 and $2.37, respectively, expiring on February 7, 2027, and May 5, 2032, respectively. The options vested immediately upon issuance. The fair values of the options on the grant date were estimated to be $21,780 and $261,400, respectively. The Company recognized $0 (2022 - $283,180) in consulting expenses during the year ended December 31, 2023.

During the year ended December 31, 2022, the Company granted 12,500 options to a consultant with an exercise price of $1.60 expiring on November 29, 2032. The options are earned in four equal installments on February 27, 2023, May 29, 2023, August 29, 2023, and November 27, 2023. The options shall vest one year after being earned on February 27, 2024, May 29, 2024, August 29, 2024, and November 27, 2024. The fair value of the options on the grant date was estimated to be $18,725. The Company recognized $17,083 (2022 - $1,642) in consulting expenses during the year ended December 31, 2023.

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

On July 23, 2021, the Company granted 15,000 options to a director with an exercise price of $5.50 and an expiry date of July 23, 2026. The stock options vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $129,480. The Company recognized $0 (2022 - $799) to consulting expenses during the year ended December 31, 2023.

On August 6, 2021, the Company granted 140,000 options to directors, advisors, and officers with an exercise price of $5.50 and an expiry date of August 6, 2026. The stock options vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $754,189. The Company recognized $0 (2022 - $5,105) to consulting expenses during the year ended December 31, 2023.

On September 1, 2021, the Company granted 400,000 options to a consultant with an exercise price of $5.32 and an expiry date of September 1, 2026. 100,000 shall vest on March 1, 2022, 100,000 shall vest on September 1, 2022, 100,000 shall vest on March 1, 2023, and 100,000 shall vest on September 1, 2023. The fair value of the options on the grant date was estimated to be $2,112,000. The Company recognized $87,514 (2022 - $1,058,917) to consulting expenses during the year ended December 31, 2023. During the year ended December 31, 2023, the Company and the stock options holder reached an agreement to cancel all 400,000 stock options in exchange for extending the exercisable period of 300,000 warrants to December 31, 2024.

On October 7 and November 2, 2021, the Company granted advisors 5,000 and 62,500 options with exercise prices of $5.50 and $5.24, respectively. The options will expire on October 7, 2026, and November 2, 2026, respectively. The stock options fully vested on January 1, 2022. The fair value of the options on the grant date was estimated to be $353,230. The Company recognized $0 (2022 - $32,856) to consulting expenses during the year ended December 31, 2023.

On December 29, 2021, the Company granted an aggregate of 90,000 options to members of the board with an exercise price of $2.51. The options will expire on December 29, 2026. For each of these three option grants, 10,000 vested on December 29, 2022, 10,000 shall vest on December 29, 2023, and 10,000 shall vest on December 29, 2024. The fair value of the options on the grant date was estimated to be $224,280. The Company recognized $75,170 (2022 - $73,941) in consulting expenses during the year ended December 31, 2023.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

19. Stock Options and Performance Share Units (continued)

	December 31, 2023		December 31, 2022
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	785,000	$4.74	712,500	$5.00
Granted	4,743,356	$1.80	72,500	$2.21
Cancelled	(464,500)	$(5.02)	-	$-
Balance, end of period	5,063,856	$1.96	785,000	$4.74

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on December 31, 2023
Stock options	$1.44 – 5.50	5,063,856	8.63	$1.96	1,162,500

As of December 31, 2023, Terravis Energy Inc. had the following options outstanding:

	December 31, 2023		December 31, 2022
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	1,350,000	$0.01	-	$-
Granted	-	$-	1,350,000	$0.01
Balance, end of period	1,350,000	$0.01	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on December 31, 2023
Stock options	$0.01	1,350,000	8.28	$0.01	1,350,000

20. Rental Income

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

During the year ended December 31, 2023, the Company recognized rental income of $184,564 (2022 - $213,383).

21. Legal Proceedings

There are no legal proceedings except for routine litigation incidental to the business.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

22. Subsequent Events

The Company has evaluated subsequent events through March 27, 2024, which is the date the financial statements were available to be issued. The following events occurred after year-end:

●	On January 11, 2024, the Company issued 53,194 of restricted stock to an employee.
●	On February 5, 2024, the remaining 688,000 pre-funded warrants issued in October of 2023 were exercised for 688,000 shares of common stock for $0.0001 per share, for an aggregate of $69.
●	On February 7, 2024, the Company issued 1,343 shares of common stock for services received valued at $2,000.
●	Subsequent to the year ended December 31, 2023, the Company granted 68,800 stock options to employees. 8,300 of these options shall vest 50% on July 17, 2025 and 50% on July 17, 2026; the remainder shall vest in two equal installments on the second and third anniversary of the grant date. The exercise price of the stock options ranges from $0.62 to $1.41. 8,300 stock options will expire 5 years from grant date and 60,500 stock options will expire 10 years from grant date.
●	Subsequent to the year ended December 31, 2023, the Company issued 504,921 shares of common stock for net proceeds of $566,118.
●	On March 18, 2024, Worksport entered into a securities purchase agreement with a single institutional investor to purchase 3,850,132 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) in a registered direct offering. The offering was consummated on March 20, 2024. In a concurrent private placement, the Company also agreed to issue and sell to the investor warrants to purchase up to 7,700,264 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant is $0.74. The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date and have an exercise price of $0.74 per share. The gross proceeds to the Company from the registered direct offering and concurrent private placement are estimated to be approximately $2.8 million before deducting the placement agent’s fees and other estimated offering expenses payable by the Company.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

We have not designed written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and detect potential errors. We also did not maintain adequate documentation to evidence the operating effectiveness of certain control activities. Lastly, we did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated within those systems.

These control deficiencies resulted in several misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2023.

Remediation Plan

During the year ended December 31, 2023, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. Measures taken in this remediation included investing in additional accounting personnel, establishing a clearer organizational structure, implementing additional enterprise resource planning system modules, and formalizing internal processes and procedures.

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

We expect to remediate these material weaknesses in 2024. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed for smaller reporting companies.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is a list of the names, ages and positions of our executive officers and directors as of March 27, 2024:

Name:	Age	Position(s):	Director or Executive Officer Since:
Steven Rossi	38	Chief Executive Officer, President, Secretary, Chair of the Board of Directors (Principal Executive Officer)	November 7, 2014

Michael Johnston	43	Chief Financial Officer (Principal Financial and Accounting Officer)	December 5, 2017

Lorenzo Rossi	69	Director	December 9, 2014

Craig Loverock	53	Independent Director*	April 22, 2019

William Caragol	57	Independent Director#	June 30, 2021

Ned L. Siegel	72	Independent Director†	June 30, 2021

* Audit Committee Chair

# Compensation Committee Chair

† Nominating and Corporate Governance Chair

A brief description of the background and business experience of our executive officers and directors for the past five years is as follows:

Steven Rossi has served as the Chief Executive Officer, President, Secretary and Chair of the Board of Directors of the Company since November 7, 2014. Mr. Rossi founded Worksport Ontario, a wholly owned operating entity of the Company, in 2011. Steven Rossi has over two decades of business experience. Prior to founding Worksport, he founded two automotive based companies in 2005 and 2006, respectively, and managed and grew their respective operations for several years. Since founding Worksport Ontario in 2011, Mr. Rossi has been granted numerous patents across the United States and Canada. He has assigned all patents exclusively to Worksport. Mr. Rossi attended the University of Toronto from 2005 to 2007, majoring in Life Science, pausing his post-secondary education to begin his career as an entrepreneur, visionary, and founder. Through his prior experiences, Steven possesses the knowledge and experience in establishing, managing, and growing automotive companies that aid him in efficiently and effectively identifying and executing the Company’s strategic priorities. As our Chief Executive Officer, President, Chair and founder, Mr. Rossi brings to the Board extensive knowledge of the Company’s products, structure, history, and culture as well as years of expertise in the industry and is qualified to be a member of the Company’s Board of Directors.

Michael Johnston CPA, CA, has been serving as the Chief Financial Officer of the Company since December 5, 2017. Mr. Johnston has been a partner with Forbes Andersen LLP, Chartered Professional Accountants, since January 2012 and offers over 19 years of experience advising both private and public companies. His responsibilities include assisting Steven Rossi in developing new business, maintaining operating budgets and ensuring adequate cash flow. Mr. Johnston was appointed by the Board for his extensive knowledge of the Company’s products and his financial and accounting expertise. Mr. Johnston holds a graduate degree from the University of Western Ontario.

Lorenzo H. Rossi has served as Director of the company since December 9, 2014, and he has since been a cornerstone of leadership and expertise, significantly shaping the Company’s strategic and governance frameworks with a keen focus on excellence and innovation. His strategic acumen, particularly as Chair of Finance for Canada’s second-largest Catholic school board, has demonstrated his ability to drive educational excellence while maintaining fiscal discipline. Mr. Rossi has also contributed valuable insights from his tenure as a Board Director for a TSX-listed biometric company, enhancing his understanding of corporate strategies in technology and security. His extensive experience as a Continuing Education High School Principal for 23 years further showcases his leadership in educational development and his commitment to fostering academic achievements.

With academic qualifications that include a Doctorate in Theology (ThD), a Master of Education (M.Ed.) in Computer Science, a Bachelor of Education (B.Ed.), and a Bachelor of Arts (B.A.), Mr. Rossi’s diverse educational background underpins his strategic decision-making and commitment to lifelong learning. Lorenzo H. Rossi’s tenure embodies strategic leadership, innovation, and a commitment to operational excellence, making him an integral asset to the Company’s leadership team. His contributions are pivotal in driving the Company’s strategic initiatives, optimizing performance, and enhancing shareholder value.

Craig Loverock, CPA, CA, has been serving as a member of the Board of the Company since April 22, 2019. Mr. Loverock has also served as the Chair of the Audit Committee since April 22, 2019. Mr. Loverock is a licensed CPA (Chartered Professional Accountant) and received his Chartered Accountant designation from the Institute of Chartered Accountants, Ontario in 1997, and has over 25 years’ experience in accounting and finance roles in Canada, the United States and England. Mr. Loverock has been the Chief Financial Officer and Corporate Secretary at Contagious Gaming Inc. since November 30, 2015, and currently serves as the Chief Financial Officer of Stronach International Inc. From January 2018 to April 2023, he served as the Chief Financial Officer of Sproutly Canada, Inc. From October 2014 to May 2015, he served as the Chief Financial Officer of VoiceTrust Inc. From November 2012 to October 2014, he served as the Chief Financial Officer and Chief Compliance officer of Quartz Capital Group Ltd. The Board believes that Mr. Loverock’s vast professional experience, education, and professional credentials qualify him to serve as a member of the Company’s Board of Directors and as a member of the Board’s committees.

William Caragol was appointed a director June 30, 2021. Mr. Caragol is the Chief Financial Officer of Mainz Biomed, N.V. (NASDAQ: MYNZ) since July of 2021. From 2018 to the present, Mr. Caragol has also been Managing Director of Quidem LLC, a corporate advisory firm. Since 2015, Mr. Caragol has been Chairman of the Board of Thermomedics, Inc., a medical diagnostic equipment company. Since July 2023, Mr. Caragol has also been on the board of directors and has been Chairman of the audit committee of Janover, Inc. (NASDAQ: JNVR), and he served on the board of directors of Greenbox POS (NASDAQ: GBOX) from 2021 to April 2023. Since November 2021, Mr. Caragol has also served as the Chief Operating Officer of Iron Horse Acquisitions Corp. (NASDAQ: IROH). Mr. Caragol earned a B.S. in business administration and accounting from Washington & Lee University and is a member of the American Institute of Certified Public Accountants. The Board believes that Mr. Caragol’s vast experience as a member of several publicly traded companies’ board of directors, his education, and professional credentials qualify him to serve as a member of the Company’s Board Directors and as a member of the Board’s committees.

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

Ambassador Siegel presently serves on the Board of Directors of the following companies: Janover Inc., La Rosa Holdings Corp. and Bannix Acquisition Corp. He also presently serves in an advisory capacity to the U.S. Medical Glove Company,

Ambassador Siegel received a B.A. from the University of Connecticut in 1973 and J.D. from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina.

The Board believes that Mr. Ambassador Siegel’s vast professional experience, education, and professional credentials qualify him to serve as a member of the Company’s Board Directors, and as a member of the Board’s committees.

Advisory Board

The following members comprise our Advisory Board as of March 27, 2024:

Name:	Age
Yosi Behar	80
Sengkee Ahn	53
Mike Timmons	48
Thomas DiNanno	56

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

Mike Timmons joined the Company’s Advisory Board on June 30, 2021. Mike Timmons is Vice President of Sales and Marketing for EGR, Inc., a global OEM manufacturer, where he is leading the efforts to relaunch the brand in the Aftermarket space. Previously, Mike Timmons was VP of Jeep & Off-Road for Truck Hero, Inc (now RealTruck), leading brands like Rugged Ridge, Omix-ADA, and other aftermarket leading brands where he developed & oversaw core business practices that improved branding and new product development approaches.

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

Insider Trading Policy

All officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries are subject to our Insider Trading Policy. The Insider Trading Policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in the trading of our securities. To ensure compliance with the Insider Trading Policy and applicable federal and state securities laws, all officers, directors and employees of, and consultants and contractors to, us or any of our subsidiaries must refrain from the sale or purchase of our securities except in specific designated trading windows or pursuant to 10b5-1 trading plans that were preapproved. Even during a trading window period, certain insiders, including our named executive officers and directors, must comply with our designated pre-clearance policy prior to trading in our securities.

Director Independence and Board Committees

An “independent director” is defined generally as a director that is not an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Steven Rossi, Lorenzo Rossi, Craig Loverock, William Caragol and Ned L. Siegel serve as members of our Board of Directors. Our Board has determined that Craig Loverock, William Caragol and Ned L. Siegel are “independent directors” as defined in The Nasdaq Stock Market LLC (“Nasdaq”) listing rules and under Rule 10-A-3(b)(1) of the Exchange Act and applicable SEC rules.

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

We have adopted an Audit Committee charter, which details the purpose and principal functions of the Audit Committee, including to:

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

Compensation Committee. We have a standing Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent. William Caragol, Craig Loverock and Ned L. Siegel serve as members of our Compensation Committee. Mr. Caragol serves as the Compensation Committee Chairman.

We have adopted a Compensation Committee charter, which details the purpose and responsibility of the Compensation Committee, including to:

●	discharge the responsibilities of the Board relating to compensation of our directors, executive officers and key employees;
●	assist the Board in establishing appropriate incentive compensation and equity-based plans and to administer such plans;
●	oversee the annual process of evaluation of the performance of our management; and
●	perform such other duties and responsibilities as enumerated in and consistent with the Compensation Committee’s charter.

The Compensation Committee’s charter permits the committee to retain or receive advice from a compensation consultant and outlines certain requirements to ensure the consultant’s independence or certain circumstances under which the consultant need not be independent. However, as of the date hereof, we have not retained such a consultant.

Nominating and Corporate Governance Committee. We have a standing Nominating and Corporate Governance Committee. Craig Loverock, William Caragol and Ned L. Siegel serve as members of the Nominating and Corporate Governance. Ned L. Siegel serves as the Nominating and Corporate Governance Committee Chairman.

We have adopted a Nominating and Corporate Governance Committee charter, which details the purpose and responsibilities of the Nominating and Corporate Governance Committee, including to:

●	assist the Board by identifying qualified candidates for director nominees, and to recommend to the Board of Directors the director nominees for the next annual meeting of shareholders;
●	lead the Board in its annual review of its performance;

●	recommend director nominees to the Board for each committee of the Board; and
●	develop and recommend to the Board corporate governance guidelines applicable to us.

Meetings of the Board of Directors

During our fiscal year ended December 31, 2023, the Board met from time to time informally and acted by written consent on numerous occasions.

Indemnification and Limitation on Liability of Directors

Our articles of incorporation limit the liability of our directors to the fullest extent permitted by Nevada law. Nothing contained in the provisions will be construed to deprive any director of his or her right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he or she may have for contribution from any other director or other person.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid during the years ended December 31, 2023 and 2022 in all capacities for our “named executive officers” which include: (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation for the last fiscal year exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided under (ii), except that the individual was not serving as an executive officer of the company at the end of the last completed fiscal year.

Summary Compensation Table

Name and Position	Fiscal Year Ended December 31,	Salary ($)		Stock Awards ($)		Stock Options ($)		Total ($)
Steven Rossi, Chief Executive Officer,	2023	374,239	(1)	-		4,978,572	(2)	5,352,811
President	2022	323,667	(3)	3,040,000	(4)	-		3,363,667

(1) Steven Rossi’s gross salary in 2023 was $304,569.57 ($411,000.10 CAD), and he received $69,214.30 ($93,400.94 CAD) in vacation payouts. He additionally received contributions towards health, dental, and vision coverage equaling $454.90 ($613.86 CAD) in the same year. The payments were made in CAD, of which was converted to USD using the 2023 average exchange rate of 0.741045.

(2) On May 1, 2023, we granted Steven Rossi 2,000,000 NQSO Stock Options with a strike price of $1.74 and a vesting schedule based on market capitalization. On July 21, 2023, we granted Steven Rossi 50,000 NQSO stock options with a strike price of $3.61 to be vested 50% one year from grant date and 50% two years from grant date. On October 31, 2023, we granted Steven Rossi 1,500,000 ISO Stock Options with a strike price of $1.44 to be vested upon completion of revenue milestones.

(3) Steven Rossi accrued $23,745 ($32,160 CAD) in unused vacation during 2022, which was paid out to Steven Rossi during 2023. His gross salary in 2022 was $298,943 ($404,888 CAD), and he received contributions towards health, dental, and vision coverage equaling $979 ($1,326 CAD) in the same year. The payments were made in CAD, which was converted to USD using the exchange rate of 0.738334 at December 31, 2022.

(4) On November 11, 2022, we granted Steven Rossi 1,600,000 restricted stock units   that vest in equal installments of 200,000 pursuant to the completion of eight milestones. For one of these 200,000 installments, Steven Rossi has the opportunity to earn the greater of 200,000 restricted shares or the number of restricted shares equal to 3% of the value of a material accretive acquisition. The value at the grant date based upon the probable outcome of such conditions for the 1,600,000 restricted stock units was $3,040,000. On May 1, 2023, this award was cancelled, and in consideration for this and his service to the corporation Steven Rossi was granted a non-qualified stock option to purchase up to an aggregate of two million (2,000,000) shares of common stock of the Corporation.

Employment Agreements

We entered into an employment agreement with Steven Rossi, our Chief Executive Officer, effective May 10, 2021 (the “Employment Agreement”).

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

Mr. Rossi’s annual base salary will be $300,000 (“Base Salary”), and Mr. Rossi shall be entitled to an annual bonus (“Bonus”) equal to 50% of his Base Salary, provided that certain performance goals are met. The performance goals will be established on an annual basis by the Compensation Committee of the Board of Directors of the Company.

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

The Employment Agreement provides that the Company shall indemnify Mr. Rossi to the fullest extent permitted by law for all amounts (including, without limitation, judgments, fines, settlement payments, expenses and reasonable out-of-pocket attorneys’ fees) incurred or paid by Executive in connection with any action, suit, investigation or proceeding, or threatened action, suit, investigation or proceeding, arising out of or relating to the performance by Executive of services for, or the acting by Executive as a director, officer or Executive of, the Company or any subsidiary of the Company.

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

The table below set forth the outstanding equity awards held by our named executive officers at of December 31, 2023.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023

	Option Awards					Stock Awards
Name	Number of securities underlying exercised options (#)	Number of securities underlying unexercised options (#) exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Steven Rossi, CEO & Pres. (PEO)		3,650,000(1)(2)(3)(4)		1.75	(1)(2)(3)(4)	-	-

(1)	On August 6, 2021, we granted Steven Rossi an incentive stock option to purchase 100,000 shares of common stock for $5.50 per share under the Worksport Ltd. 2021 Equity Incentive Plan. The option vests 100% on the grant date. The expiration date of the option is August 6, 2026.

(2)	On July 21, 2023, we granted Steven Rossi a non-qualified stock option to purchase 50,000 shares of common stock for $3.61 per share under the Worksport Ltd. 2022 Equity Incentive Plan. The option vests 50% on the first annual anniversary of the grant date, and the other 50% vests on the second annual anniversary of the grant date. The expiration date of the option is July 21, 2028.

(3)

On May 1, 2023, we granted Steven Rossi a non-qualified stock option to purchase 2,000,000 shares of common stock for $1.74 per share. Vesting is based upon the achievement of either the Company’s Market Capitalization or the Company’s Share Price. The grant vests in ten tranches. The first tranche vests once the Company either maintains a volume weighted average price of $2.00 or more for 10 consecutive trading days or reaches a market capitalization of $38,000,000, and an additional tranche representing 10% of the option grant vests for each dollar by which the volume weighted average price increases or for each additional $17,000,000 in which the Company’s market capitalization increases.

(4)	On October 31, 2023, we granted Steven Rossi an incentive stock option to purchase 1,500,000 shares of common stock for $1.44 per share. Vesting is based upon the achievement of revenue-based milestones. The first tranche representing 20% of the option vests upon the achieving of an annual run rate revenue of $10,000,000 as measured by $2,500,000 of quarterly revenue, and an additional 20% vests for each $10,000,000 increase in annual run rates, each represented by an additional $2,500,000 of quarterly revenue.

Equity Incentive Plans

2015 Equity Incentive Plan

In July 2015, our Board and shareholders adopted the Worksport Ltd. 2015 Equity Incentive Plan (the “2015 Plan”), effective as of July 5, 2015. The 2015 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2015 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of any affiliate and provide a means by which the eligible recipients may benefit from increases in value of our common stock. The Board reserved 500,000 shares of common stock issuable upon the grant of awards under the 2015 Plan. As of December 31, 2023, zero shares of common stock remain available under the 2015 Plan.

2021 Equity Incentive Plan

On March 31, 2021, our Board and shareholders adopted the Worksport Ltd. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2021 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of any affiliate and provide a means by which the eligible recipients may benefit from increases in value of our common stock. The Board reserved 1,250,000 shares of common stock issuable upon the grant of awards under the 2021 Plan. As of December 31, 2023, 15,000 shares of common stock were available under the 2021 Plan.

2022 Equity Incentive Plan

In September 2022 and November 2022, our Board and shareholders, respectively, approved and adopted the Worksport Ltd. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan authorizes the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock units, (vi) performance units, (vii) performance shares and (vii) other awards as the administrator may determine. The 2022 Plan is to be administered by the Board, the Compensation Committee or any other committee appointed by the Board. The 2022 Plan is intended to (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide incentives to individuals who perform services for us and (iii) promote the success of our business. A total of 750,000 shares of common stock have been reserved for the issuance of awards under the 2022 Plan. The 2022 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31st of the prior calendar year minus the total number of shares reserved and available for issuance under the 2015 Plan and 2021 Plan. As of December 31, 2023, 967,791 shares of common stock were available under the 2022 Plan. The number of shares of common stock authorized under the 2022 Plan as of January 1, 2024 was 3,033,107.

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

Non-Transferability

Unless determined otherwise by the administrator, an award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the participant, only by the participant. If the administrator makes an award transferable, such award may only be transferred (i) by will, (ii) by the laws of descent and distribution, (iii) to a revocable trust or (iv) as permitted by Rule 701 of the Securities Act of 1933, as amended (the “Securities Act”).

Limitation on Number of Shares Subject to Awards

The maximum aggregate amount of cash that may be paid in cash during any calendar year (measured from the date of any payment) with respect to one or more awards payable in cash is $100,000.

Amendments to the 2022 Plan

The administrator may at any time amend, alter, suspend, or terminate the 2022 Plan. We will obtain shareholder approval of any 2022 Plan amendment to the extent necessary and desirable to comply with applicable laws. No amendment, alteration, suspension, or termination of the 2022 Plan will impair the rights of any participant, unless mutually agreed otherwise between the participant and the administrator, in which case such an agreement must be in writing and signed by the participant and the Company. Termination of the 2022 Plan will not affect the administrator’s ability to exercise the powers granted to it hereunder with respect to awards granted under the 2022 Plan prior to the date of such termination.

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

Vesting Criteria and Other Terms

The administrator will set vesting criteria in its discretion, which, depending on the extent to which the criteria are met, will determine the number of restricted stock units that will be paid out to the participant. After the grant of restricted stock units, the administrator, in its sole discretion, may reduce or waive any restrictions for such restricted stock units. Each award of restricted stock units will be evidenced by an award agreement that will specify the vesting criteria, and such other terms and conditions as the administrator, in its sole discretion will determine. The administrator, in its discretion, may accelerate the time at which any restrictions will lapse or be removed. Upon meeting the applicable vesting criteria, the participant will be entitled to receive a payout as specified in the award agreement. On the date set forth in the award agreement, all unearned restricted stock units will be forfeited to us.

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

Performance Objections and Other Terms

The administrator will set performance objectives or other vesting provisions. The administrator may set vesting criteria based upon the achievement of Company-wide, business unit, or individual goals (including, but not limited to, continued employment), or any other basis determined by the administrator in its discretion. Each award of performance units/shares will be evidenced by an award agreement that will specify the performance period, and such other terms and conditions as the administrator, in its sole discretion, will determine. After the applicable performance period has ended, the holder of performance units/shares will be entitled to receive a payout of the number of performance units/shares earned by the participant over the performance period, to be determined as a function of the extent to which the corresponding performance objectives or other vesting provisions have been achieved. After the grant of a performance unit/share, the administrator, in its sole discretion, may reduce or waive any performance objectives or other vesting provisions for such performance unit/share. On the date set forth in the award agreement, all unearned or unvested performance units/shares will be forfeited to the Company, and again will be available for grant under the 2022 Plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board has the authority to fix the compensation of directors.

During 2023, Steven Rossi, Lorenzo Rossi, Craig Loverock, Bill Caragol, and Ned L. Siegel were compensated for their services.

Director Compensation (1)

As of December 31, 2023

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Craig Loverock	34,197	(1)	-	224,363	(3)	-	-		258,560
William Caragol	60,000		-	224,363	(3)	-	-		284,363
Ned L. Siegel	60,000		-	224,363	(3)	-	-		284,363
Lorenzo Rossi	270,824	(2)	-	-		-	903	(2)	271,727

(1) Payments were made in CAD and converted to USD per the exchange rate as of the date of each bill, of which include $11,456.51, $11,382.77, $11,366.40, and $11,542.10 on March 31, 2023, July 1, 2023, October 1, 2023, and December 31, 2023, respectively.

(2) Lorenzo Rossi’s gross salary in 2023 was $236,921.13 ($319,712.20 CAD), and he received $33,903.28 ($45,750.63 CAD) in vacation payouts. He additionally received contributions towards health, dental, and vision coverage equaling $902.78 ($1,218.25 CAD) in the same year. The payments were made in CAD, of which was converted to USD using the 2023 average exchange rate of 0.741045.

(3) During the year ended December 31, 2023, each of the three independent directors were granted 120,000 and 7,500 shares of common stock issuable upon the exercise of vested options at a price of $1.66 and $3.61 per share until January 30, 2033 and July 21, 2028, respectively.

Clawback Policy

On October 2, 2023, our Board adopted an executive compensation recoupment policy consistent with the requirements of the Exchange Act Rule 10D-1 and the Nasdaq listing standards thereunder, to help ensure that incentive compensation is paid based on accurate financial and operating data, and the correct calculation of performance against incentive targets. Our policy addresses recoupment of amounts from performance-based awards paid to all corporate officers, including awards under our equity incentive plans, in the event of a financial restatement to the extent that the payout for such awards would have been less, or in the event of fraud, or intentional, willful or gross misconduct that contributed to the need for a financial restatement.

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by (a) each shareholder who is known to us to beneficially own more than 5% of our common stock, (b) directors, (c) our executive officers, and (d) all executive officers and directors as a group. Beneficial ownership is determined according to the SEC rules, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options, warrants and other securities convertible or exercisable into shares of common stock, provided that such securities are currently exercisable or convertible within 60 days of March 27, 2024. Each director or officer, as the case may be, has furnished us with information with respect to their beneficial ownership. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their common stock.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (2)
Directors and Executive Officers:

Steven Rossi —CEO, President, and Chairman	2,592,539	(3)	10.71%

Michael Johnston —CFO	—		—

Lorenzo Rossi —Director	—		—

Craig Loverock —Director	90,000	(4)	*	%

William Caragol —Director	90,000	(5)	*	%

Ned L. Siegel —Director	90,000	(6)	*	%

All officers and directors as a group (6 persons)	2,862,539		11.72%

5%+ Shareholders:

*Less than 1%.

(1) Unless otherwise indicated, the address for each person is c/o Worksport Ltd., 2500 N America Drive, West Seneca, NY 14224.

(2) Based on 24,100,413 shares of common stock outstanding as of March 27, 2024.

(3) Includes 100,000 shares of common stock issuable upon the exercise of vested options at a price of $5.5 per share until August 6, 2021. Mr. Rossi also owns 100 shares of Series A Preferred Stock entitling him to 51% of the voting power of the corporation. Mr. Rossi also has option grants amounting to 3,500,000 of issuable stock upon the completion of milestones deemed unlikely to be completed in the near future.

(4) Includes (i) 15,000 shares of restricted shares of common stock granted on September 6, 2021 and that vested on September 6, 2021, (ii) 15,000 shares of common stock issuable upon the exercise of vested options at a price of $5.50 per share until July 23, 2026, (iii) 20,000 shares of common stock issuable upon the exercise of vested options at a price of $2.51 per share until December 29, 2026 and (iv) 40,000 shares of common stock issuable upon the exercise of vested options at a price of $1.66 per share until January 30, 2033.

(5) Includes (i) 15,000 shares of restricted shares of common stock granted on September 6, 2021 and that vested on January 1, 2022, (ii) 15,000 shares of common stock issuable upon the exercise of vested options at a price of $5.50 per share until August 6, 2026, (iii) 20,000 shares of common stock issuable upon the exercise of vested options at a price of $2.51 per share until December 29, 2026 and (iv) 40,000 shares of common stock issuable upon the exercise of vested options at a price of $1.66 per share until January 30, 2033.

(6) Includes (i) 15,000 shares of restricted shares of common stock granted on September 6, 2021 and that vested on January 1, 2022, (ii) 15,000 shares of common stock issuable upon the exercise of vested options at a price of $5.50 per share until August 6, 2026, (iii) 20,000 shares of common stock issuable upon the exercise of vested options at a price of $2.51 per share until December 29, 2026 and (iv) 40,000 shares of common stock issuable upon the exercise of vested options at a price of $1.66 per share until January 30, 2033.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

(As of December 31, 2023)

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2015 Equity Incentive Plan:
Equity compensation plans approved by security holders	672,500	$2.54	0
Equity compensation plans not approved by security holders	0	0	0
Total	672,500	$2.54	0

2021 Equity Incentive Plan:
Equity compensation plans approved by security holders	1,190,000	$5.5	60,000
Equity compensation plans not approved by security holders	0	$0	0
Total	1,190,000	5.5	60,000

2022 Equity Incentive Plan: (1)
Equity compensation plans approved by security holders	12,500	$1.60	737,500
Equity compensation plans not approved by security holders	0	0	0
Total	12,500	$1.60	737,500

Total	1,875,000	$4.41	797,500

(1)	The 2022 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1st of each calendar year during the term of the 2022 Plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31st of the prior calendar year minus the total number of shares reserved and available for issuance under the 2015 Plan and 2021 Plan. The number of shares of common stock authorized under the 2022 Plan as of January 1, 2024 was 3,033,107.

Changes in Control

There are no arrangements, to our knowledge, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions entered since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed $120,000 (or, if less, 1% of the average of our total assets amounts as of December 31, 2023), and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Forbes Anderson Limited, an accounting firm based in Ontario, Canada and managed by Worksport’s Chief Financial Officer, Michael Johnston, received $130,639 ($176,290 CAD) based on the 2023 average exchange rate for services rendered within the year ending December 31, 2023.

Controlling Persons

Mr. Rossi owns 100% of the outstanding shares of Series A Preferred Stock of the Company. The shares of Series A Preferred Stock collectively have 51% voting power of the outstanding securities of the Company which thereby renders Mr. Rossi the ability to elect members of our Board of Directors. The Company is not aware of any other agreements or understandings by a person or group of persons that could be construed as a controlling person.

Related Person Transaction Policy

Under our policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of our Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our Audit Committee, or other independent body of our Board, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;
●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
●	the availability of other sources for comparable services or products; and
●	the terms available to or from, as the case may be, unrelated third parties or to or from employees, generally.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our former independent auditor Haynie & Company billed an aggregate of $100,200 for the fiscal year ended December 31, 2022, for professional services rendered for the audit of our 2021 annual financial statements and review of the financial statements included in our quarterly reports. On November 15, 2022, Haynie & Company resigned as the Company’s independent public accountants.

During the year ended 2021 and for the period from January 1, 2022 until November 15, 2022, we engaged Haynie & Company as our independent registered accounting firm. On November 18, 2022, we appointed Lumsden & McCormick, LLP to serve as our independent auditor. Our independent auditor billed an aggregate of $35,250 through December 31, 2023 for professional services rendered for the audit of our 2023 annual financial statements. We incurred fees from both Haynie & Company as well as Lumsden & McCormick, LLP for the years ended December 31, 2023 and 2022, as discussed below:

	Fiscal Year Ended December 31,
	2023	2022
Audit Fees	$123,250	$58,150
Audit-Related Fees (1)	$60,546	$51,700
Tax Fees	$22,365	$-
All Other Fees	$9,925	$-
Total	$216,086	$109,850

(1)	Fees incurred in conjunction with consents for various registration statements filed during years.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.:	Description:
3.1	Amended and Restated Articles of Incorporation of Worksport Ltd. filed with the Nevada Secretary of State on May 7, 2021 (8)
3.1.1	Amended and Restated Certificate of Designation of the Series A Preferred Stock filed with the Nevada Secretary of State on March 20, 2019 (8)
3.1.2	Series B Preferred Stock Certificate of Designation filed with the Nevada Secretary of State on May 18, 2020 (8)
3.1.3	Amendment to the Amended and Restated Certificate of Designation of the Series A Preferred Stock filed with the Nevada Secretary of State on May 7, 2020 (8)
3.1.4	Amendment to the Amended and Restated Articles of Incorporation filed May 21, 2021 effecting the 1-for-20 Reverse Stock Split (10)
3.2	Amended and Restated Bylaws adopted on March 31, 2021 (8)
3.3	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc. (filed as an exhibit to the Company’s form 10-K for the fiscal year ended December 31, 2018 filed on May 13, 2019)
4.1	Description of Registrant’s Securities (15)
4.2	Form of Warrant Agent Agreement and Form of Warrant (10)
4.3	Form of Representative Warrant (11)
4.4	Form of Common Stock Purchase Warrant used in 2021 Private Placement (11)
4.5	Form of Pre-Funded Warrant, dated November 2, 2023 (16)
4.6	Form of Warrant, dated November 2, 2023 (16)
4.7	Form of Pre-Funded Warrant, dated March 20, 2024 (17)
4.8	Form of Warrant, dated March 20, 2024 (17)
10.1	Broker-Dealer Agreement, dated September 15, 2020, between Worksport Ltd. and Dalmore Group, LLC (6)
10.2	Patent License Agreement, dated November 26, 2014 (3)
10.3	Corporate Advisory Services Agreement between Worksport Ltd. and Belair Capital Partners, Inc., dated May 1, 2014 (3)
10.4	Shipping Agreement with Federal Express (Fedex) dated September 26, 2014 (3)
10.5	Shipping Agreement with United Parcel Service (UPS) dated March 31, 2014 (3)
10.6	Warehousing and Shipping with JBF Express dated July 24, 2013 (3)
10.7	Continuous Importation Bond with Globe Express Services (3)
10.8	Business Services Agreement, between 1369781 and Worksport Ltd, dated July 1, 2015 (4)
10.9	Business Services Agreement, between 2224342 and Worksport Ltd, dated July 23, 2015 (4)
10.10	Services Agreement, between Marchese and Worksport Ltd., dated July 3, 2015 (4)
10.11	Services Agreement, between JAAM and Worksport Ltd, dated July 15, 2015 (4)
10.12	Software as a Service Agreement, dated September 16, 2020, between Worksport Ltd. and Novation Solutions Inc. (o/a DealMaker) (6)
10.14†	Employment Agreement, dated May 10, 2021, between Worksport Ltd. and Steven Rossi (7)
10.15†	Worksport Ltd. 2015 Equity Incentive Plan (10)
10.16	Lease Agreement, dated April 16, 2021, between Worksport Ltd. and Majorcon Holdings, Inc. re 7299 East Danbro Crescent (10)
10.17	Lease Agreement, dated April 30, 2018, between Worksport Ltd. and N.H.D. Developments Limited re 41 Courtland Avenue (10)
10.18	Form of Subscription Agreement for 2021 Private Placement (11)
10.19†	Worksport Ltd. 2015 Equity Incentive Plan (10)
10.20†	Worksport Ltd. 2021 Equity Incentive Plan (15)
10.21†	Worksport Ltd. 2022 Equity Incentive Plan (15)
10.22	At the Market Offering Agreement, dated September 30, 2022, by and between the Company and H.C. Wainwright & Co., LLC. (12)
10.23†	Performance Stock Unit award, dated November 11, 2022, to Steven Rossi (13)
10.24†	Performance Stock Unit award, dated November 11, 2022, to Lorenzo Rossi (13)
10.25†	Restricted Stock award, dated November 11, 2022, to Steven Rossi (13)
10.26	Agreement dated as of January 30, 2023, between Worksport Ltd. and Wesley Van de Wiel. (15)
10.27	Form of Securities Purchase Agreement, dated October 31, 2023 (16)
10.28	Form of Securities Purchase Agreement, dated March 18, 2024 (17)
10.29*	Loan Agreement dated as of May 4, 2022, by and between the Company and Northeast Bank
14.1	Code of Ethics (9)
19.1*	Insider Trading Policy and Procedures
21.1*	List of Subsidiaries
23.1*	Consent of Lumsden & McCormick, LLP
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101	Interactive Data Files *
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
104	Cover Page Interactive Data File.

†Management compensatory plan.

*Filed herewith.

**Furnished herewith and not to be incorporated by reference into any filing of Worksport Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.

(1)	Filed as an exhibit to the Company’s Form 10-Q filed April 24, 2009.

(2)	Filed as an exhibit to the Company’s Form 1-A filed on July 15, 2020.

(3)	Filed as an exhibit to the Company’s Form 8-K filed on December 17, 2014.

(4)	Filed as an exhibit to the Company’s Form S-1 filed on July 21, 2015.

(5)	Filed as an exhibit to the Company’s Form 1-A/A filed on September 10, 2020.

(6)	Filed as an exhibit to the Company’s Form 1-A/A filed on September 29, 2020.

(7)	Filed as an exhibit to the Company’s Form 8-K filed on May 12, 2021.

(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on May 14, 2021.

(9)	Filed as an exhibit to the Company’s Form 8-K filed July 2, 2021.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed on July 8, 2021.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed on July 16, 2021.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on September 30, 2022.
(13)	Filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2022 filed November 14, 2022.
(14)	Filed as an exhibit to the Company’s Form 8-K filed November 21, 2022.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 31, 2023.

(16)	Filed as an exhibit to the Company’s Form 8-K filed on November 3, 2023.

(17)	Filed as an exhibit to the Company’s Form 8-K filed on March 20, 2024.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSPORT LTD

Dated: March 28, 2024	/s/ Steven Rossi
Steven Rossi
President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Rossi	President, Chief Executive Officer and	March 28, 2024
Steven Rossi	Chairman of the Board of Directors(Principal Executive Officer)

/s/ Michael Johnston	Chief Financial Officer	March 28, 2024
Michael Johnston	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lorenzo Rossi	Director	March 28, 2024
Lorenzo Rossi

/s/ Craig Loverock	Director	March 28, 2024
Craig Loverock

/s/ William Caragol	Director	March 28, 2024
William Caragol

/s/ Ned L. Siegel	Director	March 28, 2024
Ned L. Siegel

