Form 10-Q
period 2024-03-31
Worksport Ltd
filed 2024-05-16
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2024

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

As of May 15, 2024, the Registrant had 25,594,972 shares of common stock, par value $0.0001 per share, issued and outstanding.

WORKSPORT LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Worksport Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,536,980	$3,365,778
Accounts receivable, net	156,344	463,122
Other receivable	155,327	165,865
Inventory (note 4)	6,539,846	3,631,492
Related party loan (note 8)	14,303	-
Prepaid expenses and deposits (note 5)	342,159	1,497,249
Total Current Assets	10,744,959	9,123,506
Investments (note 10)	90,731	90,731
Property and Equipment, net (note 6)	14,313,885	14,483,436
Right-Of-Use Asset, net (note 11)	803,006	917,354
Intangible Assets, net	1,338,262	1,338,889
Total Assets	$27,290,843	$25,953,916
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$2,261,869	$1,451,181
Payroll taxes payable	3,625	85,010
Related party loan (note 8)	-	2,192
Loan payable (note 12)	5,300,000	5,300,000
Current lease liability (note 11)	278,064	328,229
Total Current Liabilities	7,843,558	7,166,612
Long Term – Lease Liability (note 11)	546,566	608,761
Total Liabilities	8,390,124	7,775,373

Shareholders’ Equity
Series A & B Preferred Stock, $0.0001 par value, 100,100 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 7)	-	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 24,100,201 and 20,320,503 shares issued and outstanding, respectively (note 7)	2,410	2,032
Additional paid-in capital	69,018,715	64,685,693
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	1,917,585	1,814,152
Accumulated deficit	(52,027,834)	(48,313,177)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity	18,900,719	18,178,543
Total Liabilities and Shareholders’ Equity	$27,290,843	$25,953,916

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months ended March 31,
	2024	2023

Net Sales	$512,637	$31,925
Cost of Goods Sold	475,181	19,757
Gross Profit	37,456	12,168

Operating Expenses
General and administrative	2,674,318	2,129,612
Sales and marketing	66,777	544,351
Professional fees	943,778	868,611
Gain on foreign exchange	(7,951)	(458)
Total operating expenses	3,676,922	3,542,116
Loss from operations	(3,639,466)	(3,529,948)

Other Income (Expense)
Interest expense	(123,598)	(165,099)
Interest income	3,054	119,828
Rental income (note 16)	45,353	44,456
Gain on settlement of debt	-	7,493
Total other income (expense)	(75,191)	6,678

Net Loss	$(3,714,657)	$(3,523,270)

Loss per Share (basic and diluted)	$(0.18)	$(0.21)
Weighted Average Number of Shares (basic and diluted)	21,188,070	17,159,376

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2023	100	$0	17,159,376	$1,716	$56,919,625	$(1,577)	$591,289	$(33,384,219)	$(8,580)	$24,118,254
Issuance for services and subscriptions payable	-	-	-	-	356,295	-	631,822	-	-	988,117
Net loss	-	-	-	-	-	-	-	(3,523,270)	-	(3,523,270)
Balance at March 31, 2023	100	$0	17,159,376	$1,716	$57,275,920	$(1,577)	$1,223,111	$(36,907,489)	$(8,580)	$21,583,101

Balance at January 1, 2024	100	$0	20,320,503	$2,032	$64,685,693	$(1,577)	$1,814,152	$(48,313,177)	$(8,580)	$18,178,543
Issuance for services and subscriptions payable	-	-	214,537	21	1,138,109	-	103,433	-	-	1,241,563
Shares issued (note 7)	-	-	2,877,161	288	3,194,913	-	-	-	-	3,195,201
Warrant exercise	-	-	688,000	69	-	-	-	-	-	69
Net loss	-	-	-	-	-	-	-	(3,714,657)	-	(3,714,657)
Balance at March 31, 2024	100	$0	24,100,201	$2,410	$69,018,715	$(1,577)	$1,917,585	$(52,027,834)	$(8,580)	$18,900,719

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	2024	2023
Operating Activities
Net Loss	$(3,714,657)	$(3,523,270)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	1,241,563	1,453,617
Depreciation and amortization	383,147	194,974
Change in operating lease	1,988	(20,493)
	(2,087,959)	(1,895,172)
Changes in operating assets and liabilities (note 9)	(706,645)	(1,039,238)
Net cash used in operating activities	(2,794,604)	(2,934,410)

Cash Flows from Investing Activities
Investments	-	(66,308)
Purchase of property and equipment	(212,969)	(1,086,921)
Net cash used in investing activities	(212,969)	(1,153,229)

Financing Activities
Shareholder assumption of debt	(16,495)	(43,904)
Proceeds from warrant exercise	69	-
Proceeds from issuance of common share, net of issuance cost	3,195,201	-
Net cash received from financing activities	3,178,775	(43,904)

Change in cash	171,202	(4,131,543)
Cash, restricted cash and cash equivalents - beginning of period	3,365,778	14,620,757
Cash, restricted cash and cash equivalents end of period	$3,536,980	$10,489,214
Supplemental Disclosure of non-cash investing and financing Activities
Shares issued for purchase of software	$-	$72,467
Supplemental Disclosure of cash flow information
Income tax paid	$-	$-
Interest paid	$144,020	$159,156

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Business Condition

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

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

2. Going Concern

As of March 31, 2024, the Company had $3,536,980 in cash and cash equivalents. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in fiscal year 2014, it has never generated a profit. As of March 31, 2024, the Company had an accumulated deficit of $52,027,834.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2024, the Company had net losses of $3,714,657 (2023 - $3,523,270). As of March 31, 2024, the Company had working capital of $2,901,401 (December 31, 2023 – $1,956,894) and had an accumulated deficit of $52,027,834 (December 31, 2023 - $48,313,177). The Company has not generated profit from operations since inception and to date has relied on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

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

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of March 31, 2024, the Company has sold and issued 604,048 shares of common stock in consideration for net proceeds of $780,356 under the ATM Agreement.

On November 2, 2023, the Company consummated a registered direct offering pursuant to which the Company issued 1,925,000 shares of common stock and 1,575,000 pre-funded warrants to an institutional investor for a total net proceeds of $4,261,542. Concurrently with the registered direct offering, the Company issued the same institutional investor 7,000,000 warrants in a private sale. The warrants are exercisable for 7,000,000 shares of common stock for $1.34 per share six months after issuance and until five and a half years from the issuance date, subject to beneficial ownership limitations as described in the warrants. The Company registered the 7,000,000 shares of common stock underlying the warrants on a Form S-1 (333-276241) which was declared effective by the SEC on December 29, 2023.

On March 20, 2024, the Company consummated a registered direct offering pursuant to which the Company issued 2,372,240 shares of common stock and 1,477,892 pre-funded warrants to the same institutional investor as in the Company’s registered direct offering on November 2, 2023, for a total net proceeds of $2,629,083. Concurrently with the registered direct offering, the Company issued the institutional investor 7,700,264 warrants in a private sale. The warrants are exercisable for 7,700,264 shares of common stock for $0.74 per share six months after issuance until five and a half years from the issuance date, subject to beneficial ownership limitations as described in the warrants. The Company registered the 7,700,264 shares of common stock underlying the warrants on a Form S-1 (333-278461) which was declared effective by the SEC on April 8, 2024.

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

3. Significant Accounting Policies

The accounting policies used in the preparation of these condensed consolidated interim financial statements are consistent with those of the Company’s audited financial statements for the year ended December 31, 2023.

4. Inventory

As of March 31, 2024 and December 31, 2023, inventory consists of the following:

	March 31, 2024	December 31, 2023
Finished goods	$5,984,977	$1,717,669
Promotional items	101,660	101,660
Raw materials	453,209	1,812,163
	$6,539,846	$3,631,492

As of March 31, 2024, the value of finished goods on-hand increased due to stockpiling of hard tonneau covers, which have higher values than stockpiled soft tonneau covers, in preparation for 2024 sales campaigns.

5. Prepaid expenses and deposits

As of March 31, 2024 and December 31, 2023, prepaid expenses and deposits consist of the following:

	March 31, 2024	December 31, 2023
Consulting, services, and advertising	$59,009	$5,215
Deposits	283,150	1,492,034
	$342,159	$1,497,249

As of March 31, 2024, prepaid expenses and deposits consists of $59,009 (December 31, 2023 - $5,215) in prepaid consulting, services, and advertising for third party consultants through the issuance of shares and stock options. Amounts in deposits relate to prepayments for manufacturing components and finished goods.

6. Property and Equipment

As of March 31, 2024 and December 31, 2023, major classes of property and equipment consist of the following:

	March 31, 2024	December 31, 2023
Equipment	$2,955,303	$2,784,098
Manufacturing equipment	3,248,180	3,260,679
Furniture	154,065	146,049
Product molds	524,476	524,476
Computers	96,056	84,070
Leasehold improvements	895,593	861,332
Building	6,079,410	6,079,410
Land	2,239,405	2,239,405
Automobile	168,497	168,497
Less accumulated depreciation	(2,047,100)	(1,664,580)
	$14,313,885	$14,483,436

7. Shareholders’ Equity (Deficit)

During three months ended March 31, 2024, the following transactions occurred:

During the three months ended March 31, 2024, the Company sold 504,921 shares of common stock for a total net proceeds of $566,118. The sale of shares was in connection with the shelf registration statement on Form S-3 effective on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022.

The Company recognized consulting expense of $407,621 to share subscriptions payable from restricted shares and stock options to be issued. As of March 31, 2024, the Company issued 214,537 restricted shares with a value of $304,188.

During the three months ended March 31, 2024, the Company closed a sale of 2,372,240 shares of common stock for net proceeds of $1,535,591. In association with the sale of common stock, the Company issued 1,477,892 pre-funded warrants and 7,700,264 warrants totaling proceeds of $1,093,492. Refer to note 14.

Refer to note 15 for additional shareholders’ equity (deficit) details.

During three months ended March 31, 2023, the following transactions occurred:

The Company recognized consulting expense of $631,822 to share subscriptions payable from restricted shares and stock options to be issued. As of March 31, 2023, the restricted shares have not been issued.

Refer to note 15 for additional shareholders’ equity (deficit) details.

As of March 31, 2024, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regard to the Company’s residual assets. During the three months ended March 31, 2024, the Company was authorized to issue 100 shares of its Series A and 100,000 Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 299 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock, per share of Preferred Stock.

8. Related Party Transactions

During the three months ended March 31, 2024, the Company recorded salaries expense of $121,752 (2023 - $121,410) for the Company’s CEO. During the three months ended March 31, 2024, the Company recorded salaries expense of $77,155 (2023 - $76,938) to an officer and director of the Company. As of March 31, 2024, the Company has a receivable of $14,303 (December 31, 2023 – payable of $2,192) from the CEO.

9. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the three months ended March 31, 2024 and 2023 are as follows:

	2024	2023
Decrease (increase) in accounts receivable	$306,778	$(38,013)
Decrease (increase) in other receivable	10,538	(4,523)
Decrease (increase) in inventory	(2,908,354)	(257,423)
Decrease (increase) in prepaid expenses and deposits	1,155,090	(742,590)
Increase (decrease) in taxes payable	(81,385)	10,110
Increase (decrease) in accounts payable and accrued liabilities	810,688	(6,799)
	$(706,645)	$(1,039,238)

10. Investments

a)	During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares of a privately owned US-based mobile phone development company for $50,000 – representing a 10% equity stake. The shares have been issued to the Company. As of March 31, 2024, and December 31, 2023, the Company had advanced a total of $24,423 and is advancing tranches of capital as required by the Company.

b)	During the three months ended March 31, 2024, $66,308 ($90,000 CAD) of the Company’s Guaranteed Investment Certificate (“GIC”) matured and the Company received $3,054 ($4,129 CAD) in interest income. During the same period, the Company reinvested the principal amount of $66,308 ($90,000 CAD) in a GIC. The GIC bears a variable interest rate and will mature on February 27, 2025 . The anticipated earned interest on the GIC at maturity is $3,167 ($4,275 CAD).

11. Operating Lease Obligations

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

The Company has accounted for its leases upon adoption of ASC 842 whereby it recognizes a lease liability and a right-of-use asset at the date of initial application beginning January 1, 2019. The lease liability is measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate of 10%. The Company has measured the right-of-use asset at an initial amount equal to the lease liability.

The Company’s right-of-use asset and lease liability as of March 31, 2024, and December 31, 2024, are as follows:

	March 31, 2024	December 31, 2023
Right-of-use asset	$803,006	$917,354
Current lease liability	$278,064	$328,229
Long-term lease liability	$546,566	$608,761

The following is a summary of the Company’s total lease costs:

	March 31, 2024	March 31, 2023
Operating lease cost	$133,796	$126,034

The following is a summary of cash paid during the three months ended March 31, 2024 and 2023 for amounts included in the measurement of lease liabilities:

	March 31, 2024	March 31, 2023
Operating cashflow	$135,784	$122,156

The following are future minimum lease payments as of March 31, 2024:

2025	$343,496
2026	278,352
2027	279,815
2028	46,863
Total future minimum lease payments	948,526
Less: amount representing interest	(123,896)
Present value of future payments	824,630
Current portion	278,064
Long term portion	$546,566

12. Loan payable

a)	On May 4, 2022, the Company, as the guarantor, and Worksport New York Operations Corporation (“Worksport New York”), as the borrower (the “Borrower”) entered into a secured loan agreement (the “Loan Agreement”) with an external banking entity (the “Lender”) relating to the Company’s purchase of a 152,847 square-foot building situated on two parcels of land aggregating 18 acres of land located in West Seneca, New York (collectively, the “Property”) for a total purchase price of $8,150,000 on May 6, 2022. Under the terms of the Loan Agreement, the Borrower procured a total principal sum of $5,300,000, bearing an interest rate of the prime rate plus 2.25% annually, for the Company’s purchase of the Property and covering associated costs. To ensure the loan’s servicing over its duration, the Company allocated $667,409 into a specially designated account. By the close of March 31, 2024, this account’s balance had changed to $558,358, which is recorded under cash and cash equivalents in the accompanying financial statements. As of March 31, 2024, the outstanding principal and the accrued interest was an aggregate of $5,347,479. This outstanding balance and accrued interest are due on August 10, 2024. The Company disclosed the material terms of the Loan Agreement in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2022.

On February 4, 2024, the Company and Worksport New York entered into a Forbearance Agreement with the Lender in connection with the Loan Agreement. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from commencing an action for judgement of foreclosure and sale, seeking an appointment of a receiver or collecting default accrued interest under the Loan until the occurrence of a Termination Event (as defined in the Forbearance Agreement) and the Company and Worksport waived all defenses in connection with the Worksport New York failure to maintain 1.20 to 1.0 debt service coverage ratio of net operating income to debt service under the Loan for each of the trailing twelve (12) months ended December 31, 2023, and the indirect sale of equity securities of Worksport New York as a result of the Company’s sale equity securities in November 2023 (the “Existing Defaults”). Pursuant to the Forbearance Agreement, the definition of “Permitted Transfers” in the Loan Agreement was amended to include the transfer of direct or indirect interest in the Company solely through a stock sale for capital raising purposes, subject to certain conditions, including no occurrence of an Events of Default (other than the Existing Defaults), change in ownership or control of the Company, no new 10% or greater owners, and no involvement of Sanctioned Persons. The Borrower must provide prior notice to Lender and satisfactory reporting of the results of the capital raise.

On May 14, 2024, the Company successfully negotiated an extension of the maturity date for its $5.3 million Loan Agreement (Note 12) that was originally due on May 20th, 2024. The Company entered into an agreement with the lender to extend the maturity date to August 10th, 2024. See “Note 17 Subsequent Events.”

b)	During the year ended December 31, 2020, the Company received $28,387 ($40,000 CAD) interest-free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2023 resulted in loan forgiveness of 25 percent (25%). As of September 30, 2022, the Company made the repayment of $28,387 ($40,000 CAD) and, as of February 14, 2023, received the forgiven debt of $7,493 ($10,000 CAD). As at March 31, 2024 and December 31, 2023, there are no amounts owing, and the loan has been fully settled.

13. Loss per Share

For the three months ended March 31, 2024, loss per share is $0.18 (basic and diluted) compared to that of the three months ended March 31, 2023, of $0.21 (basic and diluted) using the weighted average number of shares of 21,188,070 (basic and diluted) and 17,159,376 (basic and diluted), respectively.

There are 299,000,000 shares authorized with 24,100,201 and 17,159,376 shares issued and outstanding, as at March 31, 2024 and 2023, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As of March 31, 2024, the Company has 20,118,080 warrants convertible to 20,418,080 common shares, 357,018 restricted stock to be issued, and 5,132,656 stock options exercisable for 5,132,656 common shares for a total underlying common shares of 25,907,754. As of March 31, 2023, the Company has 3,939,924 warrants convertible to 4,239,924 common shares, 2,815,212 restricted stock to be issued, 700,000 performance stock units and 1,195,106 stock options exercisable for 1,195,106 common shares for a total underlying common shares of 8,950,242.

14. Warrants

During the three months ended March 31, 2024, in connection with the sale of 2,372,240 shares of common stock, the Company also sold 1,477,892 pre-funded warrants and issued 7,700,264 warrants exercisable for a total of 7,700,264 shares of common stock for $0.0001 and $0.74, respectively, per share. The Company received net proceeds of $1,093,492 associated with the sale of the pre-funded warrants. The pre-funded warrants are immediately exercisable until all of the pre-funded warrants are exercised.

During the year ended December 31, 2023, in connection with the sale of 1,925,000 shares of common stock the Company in a registered direct offering, the Company also sold 1,575,000 pre-funded warrants and 7,000,000 warrants exercisable for 7,000,000 shares of common stock for $0.0001 and $1.34, respectively, per share. The Company received net proceeds of $2,110,342 associated with the sale of the pre-funded warrants. During the same period 887,000 pre-funded warrants were exercised for 887,000 shares of common stock for $89. During the three months ended March 31, 2024, the remaining 688,000 pre-funded warrants were exercised for 688,000 shares of common stock for $69.

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

As of March 31, 2024, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$6.05	130,909	0.34	August 3, 2024
$6.05	3,446,515	0.35	August 6, 2024
$2.40	62,500	0.97	March 20, 2025
$4.00	300,000	2.75	December 31, 2026
$1.34	7,000,000	5.09	May 2, 2029
$0.74	7,700,264	5.48	September 20, 2029
$0.0001	1,477,892	N/A	Never
	20,118,080

The average remaining contractual life of outstanding warrants that expire is 3.97

	March 31, 2024		December 31, 2023
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	11,627,924	$2.78	3,939,924	$5.84
Issuance	9,178,156	$0.62	8,575,000	$1.09
Exercise	(688,000)	$0.0001	(887,000)	$0.0001
Balance, end of period	20,118,080	$1.89	11,627,924	$2.78

15. Stock Options and Performance Share Units

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

During the three months ended March 31, 2024, Company issued 68,800 stock options to employees with an exercise price ranging from $0.57 to $1.41 and an expiration from January 31, 2029    to March 21, 2034.

During the year ended December 31, 2023, the Company issued 1,500,000 stock options to Steven Rossi. The stock options have an exercise price of $1.44 and an expiration date of October 31, 2033.

During the year ended December 31, 2023, the Company issued 12,100 and 25,000 stock options to employees with an exercise price of $1.70 and $1.44, respectively. The stock options will expire 10 years from the grant date.

During the year ended December 31, 2023, the Company issued 321,150 stock options to employees, consultants and directors with an exercise price ranging from $2.55 to $4.20 which will expire at various points though August 23, 2033. During the year ended December 31, 2023, 49,500 stock options were cancelled upon the departure of employees.

During the year ended December 31, 2023, the Company issued 2,000,000 stock options to Steven Rossi. The stock options have an exercise price of $1.74 and an expiration date of May 1, 2033.

During the year ended December 31, 2023, the Company issued 75,000 stock options to an employee with an exercise price of $2.43 and expiring on May 18, 2033.

During the year ended December 31, 2023, the Company issued 65,000 stock options to employees and a consultant with an exercise price of $1.53 and expiring on March 14, 2033. During the year ended December 31, 2023, 15,000 stock options were cancelled upon the departure of employees.

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

	March 31, 2024		December 31, 2023
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	5,063,856	$1.96	785,000	$4.74
Granted	68,800	$1.17	4,743,356	$1.80
Cancelled	-	$-	(464,500)	$(5.02)
Balance, end of period	5,132,656	$1.95	5,063,856	$1.96

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on March 31, 2024
Stock options	$ 0.57-5.50	5,132,656	8.39	$1.95	1,250,625

As of March 31, 2024 and December 31, 2023, Terravis Energy Inc., a wholly owned subsidiary of the Company, has the following options outstanding:

	March 31, 2024		December 31, 2023
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of year	1,350,000	$0.01	1,350,000	$0.01
Granted	-	$-	-	$-
Balance, end of period	1,350,000	$0.01	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on March 31, 2024
Stock options	$0.01	1,350,000	8.03	$0.01	1,350,000

16. Rental Income

During the year ended December 31, 2022, the Company entered into a sublease agreement for its warehouse in Mississauga, Ontario, Canada. The sublease commenced on September 15, 2022, and will end on May 31, 2024 at $15,515 ($19,992 CAD) per month.

During the three months ended March 31, 2024, the Company recognized rental income of $45,353 (2023 - $44,456).

17. Subsequent Events

The Company has evaluated subsequent events through May 15, 2024. The following events occurred after the three months ended March 31, 2024:

●	On April 29, 2024, 13,300 stock options issued during the three months ended March 31, 2024 were forfeited with the termination of the employee with the Company.

●	16,667 RSU units were granted onto a Contractor on May 1, 2024 in consideration for services rendered in Q1 2024.

●	On May 6, 2024, 1,477,892 pre-funded warrants issued during the three months ended March 31, 2024 were exercised for 1,477,892 shares of common stock for $148.

●	On May 8, 2024, the Company announced its receipt of a major grant from New York State Excelsior Jobs Program worth up to $2.8 million. The grant, following a strategic low-cost power award from New York Power Authority (NYPA) in April 2024, signifies additional state-level investment in the Company’s expanding operations. With growth exceeding NY State’s forecasts, the Company expects to create up to or over 280 new jobs from 2025 to 2030 and if achieved will receive cash benefits for the creation of these jobs, amounting to $2.8 million received over the next 10 years.

●	On May 14, 2024, the Company and Worksport New York Operations Corporation (“Worksport New York”) entered into an Omnibus Amendment of Loan Documents (the “Loan Amendment”) with Northeast Bank (the “Lender”) in connection with that certain secured loan agreement, dated May 4, 2022 (the “Loan Agreement”), by and among the Company, as the guarantor (the “Guarantor”), Worksport New York, as the borrower (the “Borrower”), and the Lender in connection with the Company’s purchase of its 152,847 square foot facility and 18 acres of land in West Seneca, New York on May 6, 2022 for a total purchase price of $8,150,000. Pursuant to the Loan Amendment, effective as of May 10, 2024, the Lender extended the initial maturity date of the Loan from May 10, 2024 to August 10, 2024 (the “Extended Maturity Date”). The Company also agreed to pay the Lender an extension fee of $106,000 (the “Extension Fee”) which was deemed fully earned as of the date of the Loan Amendment. However, the Lender agreed to postpone payment of the Extension Fee until the occurrence of (i) the Loan not being repaid in full by or on the Extended Maturity Date; or (ii) Loan being accelerated following an Event of Default or Termination Date (as defined in the Forbearance Agreement). If the Loan is repaid in full on or prior to the Extended Maturity Date, the Lender has agreed to waive the Extension Fee. In addition to the Extension Fee, the Company agreed to pay the Lender an exit fee of $106,000 (the “Exit Fee”) in the event the Loan is not repaid in full on or prior to the Extended Maturity Date or if the Loan has been accelerated following an Event of Default or in connection with a Termination Event (as defined in the Forbearance Agreement). If the Loan is repaid in full on or prior to the Extended Maturity Date (and not as a result of an acceleration following a Termination Event), the Company will not be required to pay the Exit Fee.

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

Unless otherwise stated, all information presented herein is based on the Company’s fiscal calendar, and references to particular years, quarters, months or periods refer to the Company’s fiscal years ended December 31st and the associated quarters, months and periods of those fiscal years. Each of the terms “Company” and “Worksport” as used herein refers collectively to Worksport Ltd. and its subsidiaries, unless otherwise stated.

The following discussion should be read in conjunction with the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

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

Business Developments

The following highlights recent material developments in our business in the three months ended March 31, 2024:

●	On March 28, 2024, we announced receipt of solar panels required to begin production of the highly anticipated SOLIS Solar Tonneau Cover. This milestone marks a significant step forward, allowing the Company to begin initial production of the SOLIS Solar Tonneau Cover.

●	On February 23, 2024, we announced a new arrangement with Dix Performance North, Canada’s leading wholesaler of aftermarket car and truck products, for Dix to include our tonneau covers in their catalog. This strategic alliance is expected to make the Company’s range of covers widely available throughout Canada, accelerate our growth, and contribute to significant sales and revenue increases.

●	On February 7, 2024, we announced a collaboration with Infineon Technologies AG (FSE: IFX / OTCQX: IFNNY) pursuant to which we will use Infineon’s GaN power semiconductors GS-065-060-5-B-A in the converters for our portable power stations to increase efficiency and power density.

●	On January 3, 2024, we announced our strategic arrangement with NeuronicWorks Inc., a Toronto-based high-tech custom electronic product development and manufacturing company, to manufacture and assemble our COR battery system in preparation for the system’s anticipated Alpha release.

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

Such an inflationary environment also increases our direct cost of raw goods or processed goods for our OEM manufacturing as well as indirect costs such as overhead and rent. Due to these present and forecasted price increases and the temporary increases in ocean freight and container handling costs faced in recent periods, Worksport factors in all costs when assessing proper pricing of its goods for sale.

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

Gasoline Prices and Supply Chain Issues

We faced significantly higher ocean freight, trucking, and container handling costs as well as last mile delivery costs in 2021 and 2022 than we did in previous years – all of which have increased our products’ landed costs. Higher oil and gasoline prices further increased these costs, and while such prices have come down from their 2022 highs, we continue to closely monitor gasoline and shipping costs. While the Freight Rate Index has significantly increased since late 2023 as a result of Houthi attacks against cargo ships in the Red Sea and the concurrent decline in activity across the Panama Canal, the shipping routes used by the Company have not faced dramatic price hikes. Regardless, the Company is closely monitoring international shipping costs.

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

While we do not have any direct operations or significant sales in the Middle East, geopolitical tensions and ongoing conflicts in the region, particularly between Israel and Hamas, may lead to global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of the Israel-Hamas war, including related geopolitical tensions, and the measures and actions taken by other countries in respect thereof, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to predict the impact of any of the foregoing, the Israel-Hamas war may increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

Revenue

For the three months ended March 31, 2024, revenues from our entire line of products was $512,637, as compared to $31,925 for the three months ended March 31, 2023. Year-over-year sales increased by approximately 1,506%. For the three months ended March 31, 2024, revenue generated in Canada was $20,007, as compared to $5,522 for the same period in 2023. For the three months ended March 31, 2024, revenue generated in the United States was $492,630, compared to $26,403 for the same period in 2023, an increase of 1,766%.

Revenue increased during the three months ended March 31, 2024 compared to the same period the prior year due to increased sales of soft tonneau covers to a private label partner. The Company continues to focus on establishing new business-to-consumer and business-to-business sales channels while strengthening the support of those channels to increase customer satisfaction and enable high product turnover. For business-to-consumer channels, we have configured our product offerings in a manner conducive with cost-effective marketing, allowing us to securely invest in marketing during 2024. For business-to-business channels, we have created all necessary marketing/sales materials and policies, and we are now actively presenting our product offerings to various dealers, jobbers, and retailers across the United States and Canada. We intend to gradually increase output capacity through refined production processes and increased personnel.

Sales from online retailers of our products increased from $26,434 during the three months ended March 31, 2023, to $45,886 during the three months ended March 31, 2024. Online retailers accounted for 5% of total revenue for the three months ended March 31, 2024, compared to 83% for the three months ended March 31, 2023. Distributor sales decreased for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, with sales of $0 and $5,491, respectively. Private label sales increased from $0 for the three months ended March 31, 2023, to $466,751 for the three months ended March 31, 2024. Private label sales accounted for 91% of total revenue for the three months ended March 31, 2024. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the U.S. and Canadian markets.

Currently, we work closely with two distributors in Canada, and we are close to setting up a distribution network within the United States. This does not include multiple independent online retailers. We currently support a network of dealers and distributors, and we intend to continue expanding our business and online sales channels in 2024.

Cost of Sales

Cost of sales increased by 2,305%, from $19,757 for the three months ended March 31, 2023, to $475,181 for the three months ended March 31, 2024. Our cost of sales, as a percentage of sales, was approximately 93% and 62% for the three months ended March 31, 2024 and 2023, respectively. The increase in the cost of sales as a percentage of sales was primarily due to increased sales to private labels at a lower agreed upon sales price compared to online retail sales. We consistently secure a 20% gross margin on soft covers sold to private labels, as these soft covers are drop shipped from our Chinese suppliers at a fixed cost. However, our margins on domestically manufactured hard covers is dependent on the cost of raw materials, which fluctuates, as well as overhead, which is expected to decrease in future quarters as we realize manufacturing efficiencies and allocate more existing human capital and machinery resources away from design engineering and testing towards production. Our overhead per domestic unit was particularly high during the three months ended March 31, 2024 due to this allocation of resources.

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

Operating Expenses

Operating expenses increased for the three months ended March 31, 2024 by $134,806, from $3,542,116 for the three months ended March 31, 2023 to $3,676,922, due to the following factors:

●	General and administrative expenses increased by $544,706, from $2,129,612 in 2023 to $2,674,318 in 2024. The increase was related to increased research and development activities, increased employment of production personnel including engineers, machine operators, and assembly people, and increases in wages and salaries as we seek to expand our operations and further develop our products.
●	Sales and marketing expenses decreased by $477,574, from $544,351 for 2023 to $66,777 for 2024. The decrease in sales and marketing is primarily attributable to the completion of several marketing agreements and lower cost of in-house marketing campaigns to create brand and product awareness.
●	Professional fees, which include accounting, legal, and consulting fees, increased from $868,611 in 2023 to $943,778 in 2024. The increase in professional fees was due primarily to increased expenditure related to stock options and restricted stock compensation with consultants and employees.
●	We realized a gain on foreign exchange of $7,951 during 2024, compared to a gain on foreign exchange of $458 for the prior period due to conversions between CAD and USD.

Other Income and Expenses

We reported other expenses for the three months ended March 31, 2024 of $75,191, compared to a gain of $6,678 for three months ended March 23, 2023. Other expenses can be attributed to increased interest expense partially offset by interest and rental income.

Net Loss

Net loss for the three months ended March 31, 2024 was $3,714,657, compared to a net loss of $3,523,270 for the three months ended March 31, 2023 – an increase of 5%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, research and development, manufacturing, and supply chain.

Liquidity and Capital Resources; Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2024, the Company had a net loss of $3,714,657 (2023 - $3,523,270). As of March 31, 2024, the Company has working capital of $2,901,401 (December 31, 2023 - $1,956,894) and had an accumulated deficit of $52,027,834 (December 31, 2023 - $48,313,177). The Company has not generated profit from operations since inception and to date has relied on debt and equity financings for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

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

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of March 31, 2024, the Company has sold and issued 604,048 shares of common stock in consideration for net proceeds of $780,356 under the ATM Agreement.

On November 2, 2023, the Company consummated a registered direct offering pursuant to which it sold 1,925,000 shares of common stock and 1,575,000 pre-funded warrants to an institutional investor for a total net proceeds of $4,261,542. Concurrently with the registered direct offering, the Company issued the same institutional investor 7,000,000 warrants in a private sale. The warrants are exercisable for 7,000,000 shares of common stock for $1.34 per share six months after issuance until five and a half years from the issuance date, subject to beneficial ownership limitations as described in the warrants. The Company registered the 7,000,000 shares of common stock underlying the warrants on a Form S-1 (333-276241) which was declared effective by the SEC on December 29, 2023.

On March 20, 2024, the Company consummated a registered direct offering pursuant to which it sold 2,372,240 shares of common stock and 1,477,892 pre-funded warrants to the same institutional investor as in the Company’s registered direct offering on November 2, 2023, for a total net proceeds of $2,629,083. Concurrently with the registered direct offering, the Company issued  the institutional investor 7,700,264 warrants in a private sale. The warrants are exercisable for 7,700,264 shares of common stock for $0.74 per share six months after issuance until five and a half years from the issuance date, subject to beneficial ownership limitations contained in the warrants. The Company registered the 7,700,264 shares of common stock underlying the warrants on a Form S-1 (333-278461) which was declared effective by the SEC on April 8, 2024.

As disclosed in the footnotes to our financial statements, on May 14, 2024, the Company and Worksport New York Operations Corporation (“Worksport New York”) entered into an Omnibus Amendment of Loan Documents (the “Loan Amendment”) with Northeast Bank (the “Lender”). This amendment pertains to the secured loan agreement dated May 4, 2022, which was originally used to finance the purchase of our facility and land in West Seneca, New York. Effective as of May 10, 2024, the Lender extended the maturity date of the loan from May 10, 2024, to August 10, 2024. This extension alleviates immediate cash flow pressures by postponing the loan repayment, allowing us to manage our resources more effectively and focus on other operational needs. As part of the Loan Amendment, we agreed to pay the Lender an extension fee of $106,000. This fee is deemed fully earned but will be waived if the loan is repaid in full on or before the new maturity date. If the loan is not repaid by the extended maturity date or is accelerated due to default, the fee will become payable. Additionally, we agreed to an exit fee of $106,000 under similar conditions. This fee will be waived if the loan is repaid on or before the new maturity date without acceleration. This loan extension demonstrates our ability to negotiate favorable terms with our creditors and underscores our commitment to maintaining strong liquidity. This strategic decision supports our long-term growth and helps us navigate the current economic and interest rate environment more effectively. The details of the Loan Amendment have been filed as an exhibit to this report and are incorporated by reference herein.

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

Cash Flow Activities

Cash increased from $3,365,778 at December 31, 2023, to $3,536,980 at March 31, 2024 – an increase of $171,202 or 5%. The increase was primarily due to the closing of sale of shares during the three months ended March 31, 2024, raising approximately $3,200,000.

As of March 31, 2024, we had current assets of $10,744,959 (December 31, 2023 - $9,123,506) and current liabilities of $7,843,558 (December 31, 2023 – $7,166,612). As of March 31, 2024, we had working capital of $2,901,401 (December 31, 2023 – $1,956,894) and an accumulated deficit of $52,027,834 (December 31, 2023 - $48,313,177).

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2024 was $2,794,604, compared to $2,934,410 in the prior period, primarily driven by a larger net loss during the three months ended March 31, 2024, and partially offset by the issuance of shares, stock options, and warrants for services.

Accounts receivable decreased at March 31, 2024 by $306,778 and increased by $38,013 in the prior period. The decrease in accounts receivable was due to the collection of accounts receivable from a private label partner.

Inventory increased at March 31, 2024 by $2,908,354, and at March 31, 2023 by $257,423, as a result of our stockpiling components for production as well as finished goods in anticipation of the launch of targeted sales campaigns expected to drive significant sales volumes in our business to consumer department. Prepaid expenses decreased by $1,155,090 at March 31, 2024, and increased by $742,590 at March 31, 2023 due to deposits used and made by us for the purchase of manufacturing equipment and inventory, respectively.

Accounts payable and accrued liabilities increased at March 31, 2024 by $810,688 compared to an decrease of $6,799 in the prior period.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $212,969 compared to $1,153,229 in the prior period. The decrease in investing activities was primarily attributable to higher capital expenditure on various manufacturing equipment in 2023.

Financing Activities

Net cash generated by financing activities for the three months ended March 31, 2024 was $3,178,775 compared to net cash used from financing activities of $43,904 in the prior period.

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

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the Form 10-K filed on March 27, 2024. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the quarter covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, liquidity, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 4, 2024, the Company and Worksport New York Operations Corporation (“Worksport New York”) entered into a Forbearance Agreement with Northeast Bank (the “Lender”) in connection with that certain secured loan agreement, dated May 4, 2022 (the “Loan Agreement”), by and among the Company, as the guarantor (the “Guarantor”), Worksport New York, as the borrower (the “Borrower”), and the Lender in connection with the Company’s purchase of its 152,847 square foot facility and 18 acres of land in West Seneca, New York on May 6, 2022 for a total purchase price of $8,150,000. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from commencing an action for judgement of foreclosure and sale, seeking an appointment of a receiver or collecting default accrued interest under the Loan until the occurrence of a Termination Event (as defined in the Forbearance Agreement) and the Company and Worksport waived all defenses in connection with the Worksport New York failure to maintain 1.20 to 1.0 debt service coverage ratio of net operating income to debt service under the Loan for each of the trailing twelve (12) months ended December 31, 2023, and the indirect sale of equity securities of Worksport New York as a result of the Company’s sale equity securities in November 2023 (the “Existing Defaults”). Pursuant to the Forbearance Agreement, the definition of “Permitted Transfers” in the Loan Agreement was amended to include the transfer of direct or indirect interest in the Company solely through a stock sale for capital raising purposes, subject to certain conditions, including no occurrence of an Events of Default (other than the Existing Defaults), change in ownership or control of the Company, no new 10% or greater owners, and no involvement of Sanctioned Persons. The Borrower must provide prior notice to Lender and satisfactory reporting of the results of the capital raise. The Forbearance Agreement has been filed as an exhibit to this report and is incorporated by reference herein.

Subsequent Events

●	On April 29, 2024, 13,300 stock options issued during the three months ended March 31, 2024 were forfeited with the termination of the employee.

●	16,667 RSU units were granted onto a Contractor on May 1, 2024 in consideration for services rendered in Q1 2024.

●	On May 2, 2024, the Company announced a collaboration with viral marketing firm Chief of Chaos to use the latter’s strategic insight to cultivate the story behind the Company’s current and upcoming products, aiming to replicate this success by enhancing the Company’s market presence and driving significant sales through innovative, targeted marketing campaigns.

●	On May 6, 2024, 1,477,892 pre-funded warrants issued during the three months ended March 31, 2024 were exercised for 1,477,892 shares of common stock for $148.

●	On May 8, 2024, the Company announced its receipt of a major grant from New York State Excelsior Jobs Program worth up to $2.8 million. The grant, following a strategic low-cost power award from New York Power Authority (NYPA) in April 2024, signifies additional state-level investment in the Company’s expanding operations. With growth exceeding NY State’s forecasts, the Company expects to create up to or over 280 new jobs from 2025 to 2030 and if achieved will receive cash benefits for the creation of these jobs, amounting to $2.8 million received over the next 10 years.

●	On May 14, 2024, the Company successfully negotiated an extension of the maturity date for its $5.3 million Loan Agreement originally due on May 20th, 2024. The Company entered into an agreement with the lender to extend the maturity date to August 10th, 2024.

●	On May 14, 2024, the Company and Worksport New York Operations Corporation (“Worksport New York”) entered into an Omnibus Amendment of Loan Documents (the “Loan Amendment”) with Northeast Bank (the “Lender”) in connection with that certain secured loan agreement, dated May 4, 2022 (the “Loan Agreement”), by and among the Company, as the guarantor (the “Guarantor”), Worksport New York, as the borrower (the “Borrower”), and the Lender in connection with the Company’s purchase of its 152,847 square foot facility and 18 acres of land in West Seneca, New York on May 6, 2022 for a total purchase price of $8,150,000. Pursuant to the Loan Amendment, effective as of May 10, 2024, the Lender extended the initial maturity date of the Loan from May 10, 2024 to August 10, 2024 (the “Extended Maturity Date”). The Company also agreed to pay the Lender an extension fee of $106,000 (the “Extension Fee”) which was deemed fully earned as of the date of the Loan Amendment. However, the Lender agreed to postpone payment of the Extension Fee until the occurrence of (i) the Loan not being repaid in full by or on the Extended Maturity Date; or (ii) Loan being accelerated following an Event of Default or Termination Date (as defined in the Forbearance Agreement). If the Loan is repaid in full on or prior to the Extended Maturity Date, the Lender has agreed to waive the Extension Fee. In addition to the Extension Fee, the Company agreed to pay the Lender an exit fee of $106,000 (the “Exit Fee”) in the event the Loan is not repaid in full on or prior to the Extended Maturity Date or if the Loan has been accelerated following an Event of Default or in connection with a Termination Event (as defined in the Forbearance Agreement). If the Loan is repaid in full on or prior to the Extended Maturity Date (and not as a result of an acceleration following a Termination Event), the Company will not be required to pay the Exit Fee. The Loan Amendment has been filed as an exhibit to this report and is incorporated by reference herein.

Item 6. Exhibits

EXHIBIT No.	DESCRIPTION

10.1	Forbearance Agreement, dated February 14, 2024, by and among Worksport New York Operations Corporation, Worksport Ltd., and Northeast Bank
10.2	Omnibus Amendment of Loan Documents, dated May 14, 2024 and effective as of May 10, 2024, by and among Northeast Bank, Worksport New York Operations Corporation, and Worksport Ltd.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certifications of Chief Executive Officer
32.2**	Section 906 Certifications of Chief Financial Officer
32.3	Omnibus Amendment of Loan Documents

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: May 15, 2024	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2024	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer (Principal Financial and Accounting Officer)

