Form 10-Q
period 2024-06-30
Worksport Ltd
filed 2024-08-13
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2024

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

As of August 13, 2024, the Registrant had 29,650,916 shares of common stock, par value $0.0001 per share, issued and outstanding.

WORKSPORT LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Worksport Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$3,426,089	$3,365,778
Accounts receivable, net	623,386	463,122
Other receivable	140,863	165,865
Inventory (note 4)	6,386,744	3,631,492
Related party loan (note 8)	14,303	-
Prepaid expenses and deposits (note 5)	151,815	1,497,249
Total Current Assets	10,743,200	9,123,506
Investments (note 10)	90,731	90,731
Property and Equipment, net (note 6)	14,308,776	14,483,436
Right-Of-Use Asset, net (note 11)	705,155	917,354
Intangible Assets, net	1,337,636	1,338,889
Total Assets	$27,185,498	$25,953,916
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,750,166	$1,451,181
Payroll taxes payable	260,585	85,010
Related party loan (note 8)	-	2,192
Current portion – Long term debt (note 12)	-	5,300,000
Current lease liability (note 11)	243,203	328,229
Total Current Liabilities	2,253,954	7,166,612
Long Term – Lease Liability (note 11)	485,451	608,761
Long Term Debt (note 12)	5,300,000	-
Total Liabilities	8,039,405	7,775,373

Shareholders’ Equity
Series A & B Preferred Stock, $0.0001 par value, 100,100 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 7)	-	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 28,520,704 and 20,320,503 shares issued and outstanding, respectively (note 7)	2,852	2,032
Additional paid-in capital	69,230,341	64,685,693
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	5,964,290	1,814,152
Accumulated deficit	(56,041,233)	(48,313,177)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity	19,146,093	18,178,543
Total Liabilities and Shareholders’ Equity	$27,185,498	$25,953,916

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023

Net Sales	$1,921,539	$199,851	$2,434,176	$231,776
Cost of Goods Sold	1,624,910	153,288	2,100,091	173,045
Gross Profit	296,629	46,563	334,085	58,731

Operating Expenses
General and administrative	2,946,386	1,744,801	5,620,704	3,874,413
Sales and marketing	478,792	548,712	545,569	1,093,063
Professional fees	766,563	1,491,453	1,710,341	2,360,064
(Gain) loss on foreign exchange	15,636	316	7,685	(142)
Total operating expenses	4,207,377	3,785,282	7,884,299	7,327,398
Loss from operations	(3,910,748)	(3,738,719)	(7,550,214)	(7,268,667)

Other Income (Expense)
Interest expense	(134,164)	(187,893)	(257,762)	(352,992)
Interest income	-	78,778	3,054	198,606
Rental income (note 17)	31,513	50,379	76,866	94,835
Gain on settlement of debt	-	-	-	7,493
Total other income (expense)	(102,651)	(58,736)	(177,842)	(52,058)

Net Loss	$(4,013,399)	$(3,797,455)	$(7,728,056)	$(7,320,725)

Loss per Share (basic and diluted)	$(0.15)	$(0.22)	$(0.33)	$(0.43)
Weighted Average Number of Shares (basic and diluted)	25,958,628	17,165,533	23,573,349	17,162,471

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at April 1, 2023	100	$0	17,159,376	$1,716	$57,275,920	$(1,577)	$1,223,111	$(36,907,489)	$(8,580)	$21,583,101
Issuance for services and subscriptions payable	-	-	250,000	25	1,332,798	-	271,774	-	-	1,604,597
Share issuance	-	-	4,434	1	7,131	-	-	-	-	7,132
Net loss	-	-	-	-	-	-	-	(3,797,455)	-	(3,797,455)
Balance at June 30, 2023	100	$0	17,413,810	$1,742	$58,615,849	$(1,577)	$1,494,885	$(40,704,944)	$(8,580)	$19,397,375

Balance at April 1, 2024	100	$0	24,100,201	$2,410	$69,018,715	$(1,577)	$1,917,585	$(52,027,834)	$(8,580)	$18,900,719
Issuance for services and subscriptions payable	-	-	102,611	10	686,609	-	188,241	-	-	874,860
Warrant inducement (note 16)	-	-	2,840,000	284	(474,850)	-	3,858,464	-	-	3,383,898
Warrant exercise (note 14)	-	-	1,477,892	148	(133)	-	-	-	-	15
Net loss	-	-	-	-	-	-	-	(4,013,399)	-	(4,013,399)
Balance at June 30, 2024	100	$0	28,520,704	$2,852	$69,230,341	$(1,577)	$5,964,290	$(56,041,233)	$(8,580)	$19,146,093

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2023	100	$0	17,159,376	$1,716	$56,919,625	$(1,577)	$591,289	$(33,384,219)	$(8,580)	$24,118,254
Issuance for services and subscriptions payable	-	-	250,000	25	1,689,093	-	903,596	-	-	2,592,714
Share issuance	-	-	4,434	1	7,131	-	-	-	-	7,132
Net loss	-	-	-	-	-	-	-	(7,320,725)	-	(7,320,725)
Balance at June 30, 2023	100	$0	17,413,810	$1,742	$58,615,849	$(1,577)	$1,494,885	$(40,704,944)	$(8,580)	$19,397,375

Balance at January 1, 2024	100	$0	20,320,503	$2,032	$64,685,693	$(1,577)	$1,814,152	$(48,313,177)	$(8,580)	$18,178,543
Issuance for services and subscriptions payable	-	-	317,148	31	1,824,718	-	291,674	-	-	2,116,423
Shares issued (note 7)	-	-	2,877,161	288	3,194,913	-	-	-	-	3,195,201
Warrant inducement (note 16)	-	-	2,840,000	284	(474,850)	-	3,858,464	-	-	3,383,898
Warrant exercise (note 14)	-	-	2,165,892	217	(133)	-	-	-	-	84
Net loss	-	-	-	-	-	-	-	(7,728,056)	-	(7,728,056)
Balance at June 30, 2024	100	$0	28,520,704	$2,852	$69,230,341	$(1,577)	$5,964,290	$(56,041,233)	$(8,580)	$19,146,093

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	2024	2023
Operating Activities
Net Loss	$(7,728,056)	$(7,320,725)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	2,116,423	3,523,714
Depreciation and amortization	615,972	461,204
Change in operating lease	3,863	(17,182)
	(2,736,258)	(3,967,736)
Changes in operating assets and liabilities (note 9)	(1,429,494)	(2,665,715)
Net cash used in operating activities	(6,421,292)	(6,018,704)

Cash Flows from Investing Activities
Investments	-	(66,308)
Purchase of property and equipment	(335,787)	(2,596,738)
Net cash used in investing activities	(335,787)	(2,663,046)

Financing Activities
Net change in related party loan	(16,495)	(43,904)
Proceeds from warrant exercise	3,638,684	-
Proceeds from issuance of common share, net of issuance cost	3,195,201	-
Proceeds from issuance of common stock	-	7,132
Net cash received from (used in) financing activities	6,817,390	(36,772)

Change in cash	60,311	(8,718,522)
Cash, restricted cash and cash equivalents - beginning of period	3,365,778	14,620,757
Cash, restricted cash and cash equivalents end of period	$3,426,089	$5,902,235
Supplemental Disclosure of non-cash operating and investing activities
Fixed asset additions included in accounts payable	$104,272	$-
Supplemental Disclosure of non-cash investing and financing activities
Shares issued for purchase of software	$-	$72,467
Supplemental Disclosure of non-cash operating and financing activities
Warrant inducement issuance costs included in accounts payable	$254,702	$-
Supplemental Disclosure of cash flow information
Income tax paid	$-	$-
Interest paid	$289,623	$272,125

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Business Condition

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

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

2. Going Concern

As of June 30, 2024, the Company had $3,426,089 in cash and cash equivalents. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in fiscal year 2014, it has never generated a profit. As of June 30, 2024, the Company had an accumulated deficit of $56,041,233.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three and six months ended June 30, 2024, the Company had net losses of $4,013,399 (2023 - $3,797,455) and $7,728,056 (2023 - $7,320,725). As of June 30, 2024, the Company had working capital of $8,489,246 (December 31, 2023 – $1,956,894) and had an accumulated deficit of $56,041,233 (December 31, 2023 - $48,313,177). The Company has not generated profit from operations since inception and to date has relied on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

Despite the Company having mostly completed its purchasing of large manufacturing machinery, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its ramp-up of manufacturing and increasing sales volumes in 2024, which should mitigate the effects of operational costs on cash and cash equivalents; this view is supported by the fact that the manufacturing facility of the Company was completed for initial production output in 2023 and started to generate revenue in the third quarter of 2023, registering its highest quarterly sales total in the Company’s history in the second quarter of 2024.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of June 30, 2024, the Company has sold and issued 604,048 shares of common stock in consideration for net proceeds of $780,356 under the ATM Agreement.

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

On March 20, 2024, the Company consummated a registered direct offering pursuant to which the Company issued 2,372,240 shares of common stock and 1,477,892 pre-funded warrants to the same institutional investor as in the Company’s registered direct offering on November 2, 2023, for a total net proceeds of $2,629,083. Concurrently with the registered direct offering, the Company issued the institutional investor 7,700,264 warrants in a private sale. The warrants are exercisable for 7,700,264 shares of common stock for $0.74 per share six months after issuance until five and a half years from the issuance date, subject to beneficial ownership limitations as described in the warrants. The Company registered the 7,700,264 shares of common stock underlying the warrants on a Form S-1 (333-278461) which was declared effective by the SEC on April 8, 2024 .

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

4. Inventory

As of June 30, 2024 and December 31, 2023, inventory consists of the following:

	June 30, 2024	December 31, 2023
Finished goods	$2,305,095	$1,717,669
Promotional items	101,660	101,660
Raw materials	3,979,989	1,812,163
	$6,386,744	$3,631,492

As of June 30, 2024, the value of finished goods on-hand increased due to stockpiling of hard tonneau covers, which have higher values than stockpiled soft tonneau covers, as well as their raw materials to capitalize on demand generated from the Company’s 2024 sales campaigns.

5. Prepaid expenses and deposits

As of June 30, 2024 and December 31, 2023, prepaid expenses and deposits consist of the following:

	June 30, 2024	December 31, 2023
Consulting, services, and advertising	$55,003	$5,215
Deposits	96,812	1,492,034
	$151,815	$1,497,249

As of June 30, 2024, prepaid expenses and deposits consists of $55,003 (December 31, 2023 - $5,215) in prepaid consulting, services, and advertising for third party consultants through the issuance of shares and stock options. Amounts in deposits relate to prepayments for manufacturing components and finished goods.

6. Property and Equipment

As of June 30, 2024 and December 31, 2023, major classes of property and equipment consist of the following:

	June 30, 2024	December 31, 2023
Equipment	$3,122,387	$2,784,098
Manufacturing equipment	3,308,186	3,260,679
Furniture	154,065	146,049
Product molds	524,476	524,476
Computers	96,056	84,070
Leasehold improvements	895,593	861,332
Building	6,079,410	6,079,410
Land	2,239,405	2,239,405
Automobile	168,497	168,497
Less accumulated depreciation	(2,279,299)	(1,664,580)
	$14,308,776	$14,483,436

7. Shareholders’ Equity (Deficit)

During six months ended June 30, 2024, the following transactions occurred:

During the six months ended June 30, 2024, the Company sold 504,921 shares of common stock for a total net proceeds of $566,118. The sale of shares was in connection with the shelf registration statement on Form S-3 effective on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022.

The Company recognized consulting expense of $595,863 to share subscriptions payable from restricted shares and stock options to be issued. As of June 30, 2024, the Company issued 317,148 restricted shares with a value of $369,700.

During the six months ended June 30, 2024, the Company closed a sale of 2,372,240 shares of common stock for net proceeds of $1,535,591. In association with the sale of common stock, the Company issued 1,477,892 pre-funded warrants and 7,700,264 warrants totaling proceeds of $1,093,492. Refer to note 14.

Refer to note 14, 15 and 16 for additional shareholders’ equity (deficit) details.

During six months ended June 30, 2023, the following transactions occurred:

The Company recognized consulting expense of $903,596 to share subscriptions payable from restricted shares and stock options to be issued. As of June 30, 2023, the restricted shares have not been issued. During the same period the Company issued 250,000 shares of common stock for consulting services valued at $635,000.

Refer to note 15 for additional shareholders’ equity (deficit) details.

As of June 30, 2024, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regard to the Company’s residual assets. During the six months ended June 30, 2024, the Company was authorized to issue 100 shares of its Series A and 100,000 Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 299 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock, per share of Preferred Stock.

8. Related Party Transactions

During the six months ended June 30, 2024, the Company recorded salaries expense of $230,026 (2023 - $210,394) for the Company’s CEO. During the six months ended June 30, 2024, the Company recorded salaries expense of $164,937 (2023 – 148,927) to an officer and director of the Company . As of June 30, 2024, the Company has a receivable of $14,303 (December 31, 2023 – payable of $2,192) from the CEO  .

9. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the six months ended June 30, 2024 and 2023 are as follows:

	2024	2023
Decrease (increase) in accounts receivable	$(160,264)	$(263,874)
Decrease (increase) in other receivable	25,002	(33,212)
Decrease (increase) in inventory	(2,755,252)	(1,533,492)
Decrease (increase) in prepaid expenses and deposits	1,345,434	(14,280)
Increase (decrease) in payroll taxes payable	175,575	7,900
Increase (decrease) in accounts payable and accrued liabilities	(59,989)	(828,757)
	$(1,429,494)	$(2,665,715)

10. Investments

During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares of a privately owned US-based mobile phone development company for $50,000 – representing a 10% equity stake. The shares have been issued to the Company. As of June 30, 2024, and December 31, 2023, the Company had advanced a total of $24,423  and is advancing tranches of capital as required by the Company.

During the six months ended June 30, 2024, $66,308 ($90,000 CAD) of the Company’s Guaranteed Investment Certificate (“GIC”) matured and the Company received $3,054 ($4,129 CAD) in interest income. During the same period, the Company reinvested the principal amount of $66,308 ($90,000 CAD) in a GIC. The GIC bears a variable interest rate and will mature on February 27, 2025. The anticipated earned interest on the GIC at maturity is $3,123 ($4,275 CAD).

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

During the year ended December 31, 2023, the Company signed a lease agreement for office space to be used as an R&D facility pursuant to a one-year lease with an option to extend the lease for an additional year, dated June 1, 2023 , for a monthly rent of $3,350. The Company did not exercise the one year extension option for this facility.

During the six months ended June 30, 2024, the Company signed a lease agreement for office space to be used as an R&D facility pursuant to a one-year lease with an option to extend the lease for an additional year, dated June 1, 2024, for a monthly rent of $3,600.

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

The Company’s right-of-use asset and lease liability as of June 30, 2024, and December 31, 2023, are as follows:

	June 30, 2024	December 31, 2023
Right-of-use asset	$705,155	$917,354
Current lease liability	$243,203	$328,229
Long-term lease liability	$485,451	$608,761

The following is a summary of the Company’s total lease costs:

	June 30, 2024	June 30, 2023
Operating lease cost	$252,000	$252,000

The following is a summary of cash paid during the six months ended June 30, 2024 and 2023 for amounts included in the measurement of lease liabilities:

	June 30, 2024	June 30, 2023
Operating cashflow	$248,000	$245,000

The following are future minimum lease payments as of June 30, 2024:

2025	$302,480
2026	273,672
2027	257,748
Total future minimum lease payments	833,900
Less: amount representing interest	(105,246)
Present value of future payments	728,654
Current portion	243,203
Long term portion	$485,451

12. Long term Debt

On May 4, 2022, the Company, as the guarantor, and Worksport New York Operations Corporation (“Worksport New York”), as the borrower (the “Borrower”) entered into a secured loan agreement (the “Loan Agreement”) with an external banking entity (the “Lender”) relating to the Company’s purchase of a 152,847 square-foot building situated on two parcels of land aggregating 18 acres of land located in West Seneca, New York (collectively, the “Property”) for a total purchase price of $8,150,000 on May 6, 2022. Under the terms of the Loan Agreement, the Borrower procured a total principal sum of $5,300,000, bearing an interest rate of the prime rate plus 2.25% annually, for the Company’s purchase of the Property and covering associated costs. To ensure the loan’s servicing over its duration, the Company allocated $667,409 into a specially designated account. By the close of June 30, 2024, this account’s balance had changed to $386,164, which is recorded under cash and cash equivalents in the accompanying financial statements. As of June 30, 2024, the outstanding principal and the accrued interest was an aggregate of $5,325,664 . This outstanding balance and accrued interest are due on August 10, 2024. The Company disclosed the material terms of the Loan Agreement in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2022.

On February 4, 2024, the Company and Worksport New York entered into a Forbearance Agreement with the Lender in connection with the Loan Agreement. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from commencing an action for judgement of foreclosure and sale, seeking an appointment of a receiver or collecting default accrued interest under the Loan until the occurrence of a Termination Event (as defined in the Forbearance Agreement) and the Company and Worksport waived all defenses in connection with the Worksport New York failure to maintain 1.20 to 1.0 debt service coverage ratio of operating income to debt service under the Loan for each of the trailing twelve (12) months ended December 31, 2023, and the indirect sale of equity securities of Worksport New York as a result of the Company’s sale equity securities in November 2023 (the “Existing Defaults”). Pursuant to the Forbearance Agreement, the definition of “Permitted Transfers” in the Loan Agreement was amended to include the transfer of direct or indirect interest in the Company solely through a stock sale for capital raising purposes, subject to certain conditions, including no occurrence of an Event of Default (other than the Existing Defaults), change in ownership or control of the Company, no new 10% or greater owners, and no involvement of Sanctioned Persons. The Borrower must provide prior notice to Lender and satisfactory reporting of the results of the capital raise.

On May 14, 2024, the Company successfully negotiated an extension of the maturity date for its $5.3 million Loan Agreement that was originally due on May 20th, 2024. The Company entered into an agreement with the lender to extend the maturity date to August 10th, 2024. The Company has since refinanced this loan.

On July 19, 2024, the Company, as the guarantor, and Worksport New York Operations Corporation as well as Worksport USA Operations Corporation, entered into a $6,000,000 Revolving Financing and Assignment Agreement with an external lending entity with a maturity of 24 months from initial funding (July 2026). Upon transaction close, the Company drew down approximately $5.06 million of the Revolving Credit Facility, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000, leaving approximately $940,000 available for Accounts Receivable financing under the Agreement as of the deal close date.

During the year ended December 31, 2020, the Company received $28,387 ($40,000 CAD) interest-free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2023 resulted in loan forgiveness of 25 percent (25%). As of September 30, 2022, the Company made the repayment of $28,387 ($40,000 CAD) and, as of February 14, 2023, received the forgiven debt of $7,493 ($10,000 CAD). As at June 30, 2024 and December 31, 2023, there are no amounts owing, and the loan has been fully settled.

13. Loss per Share

For the three and six months ended June 30, 2024, loss per share is $0.15 and $0.33 (basic and diluted) compared to the three and six months ended June 30, 2023, of $0.22 and $0.43 (basic and diluted) using the weighted average number of shares of 25,958,628 and 23,573,349 (basic and diluted) as of June 30, 2024 and 17,165,533 and 17,162,471 (basic and diluted) as of June 30, 2023, respectively.

There are 299,000,000 shares authorized with 28,520,704 and 17,413,810 shares issued and outstanding, as at June 30, 2024 and 2023, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As of June 30, 2024, the Company has 24,590,188  warrants convertible   to 24,890,188 common shares, 357,018 restricted stock to be issued, and 5,462,256 stock options exercisable for 5,462,256 common shares for a total underlying common shares of 30,709,462. As of June 30, 2023, the Company has 3,939,924 warrants convertible to 4,239,924 common shares, 1,215,212 restricted stock to be issued, 300,000 performance stock units and 3,270,106 stock options exercisable for 3,270,106 common shares for a total underlying common shares of 9,025,242.

14. Warrants

During the six months ended June 30, 2024, in connection with the sale of 2,372,240 shares of common stock, the Company also sold 1,477,892 pre-funded warrants and issued 7,700,264 warrants exercisable for a total of 7,700,264   shares of common stock for $0.0001 and $0.74, respectively, per share. The Company received net proceeds of $1,093,492 associated with the sale of the pre-funded warrants. The pre-funded warrants are immediately exercisable until all of the pre-funded warrants are exercised. During the same period 1,477,892 pre-warrants were exercised for 1,477,892 shares of common stock for $15.

During the year ended December 31, 2023, in connection with the sale of 1,925,000 shares of common stock in a registered direct offering, the Company also sold 1,575,000 pre-funded warrants and 7,000,000 warrants exercisable for 7,000,000 shares of common stock for $0.0001 and $1.34, respectively, per share. The Company received net proceeds of $2,110,342 associated with the sale of the pre-funded warrants. During the same period 887,000 pre-funded warrants were exercised for 887,000 shares of common stock for $89. During the six months ended June 30, 2024, the remaining 688,000 pre-funded warrants were exercised for 688,000 shares of common stock for $69. Further, during this same period, the Company induced the exercise of 7,000,000 warrants at a reduced exercise price of $0.5198 per share in consideration for the Company to issue new warrants to purchase up to 12,950,000 additional shares of common stock – resulting in gross proceeds of approximately $3,638,000 received by the Company.

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

As of June 30, 2024, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$6.05	130,909	0.09	August 3, 2024
$6.05	3,446,515	0.10	August 6, 2024
$2.40	62,500	0.72	March 20, 2025
$4.00	300,000	2.50	December 31, 2026
$0.74	7,700,264	5.23	September 20, 2029
$0.52	12,950,000	5.41	November 26, 2029
	24,590,188	4.53

The average remaining contractual life of outstanding warrants that expire is 4.53

	June 30, 2024		December 31, 2023
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	11,627,924	$2.42	3,939,924	$5.84
Issuance	22,128,156	$0.56	8,575,000	$1.09
Exercise	(9,165,892)	$0.40	(887,000)	$0.0001
Balance, end of period	24,590,188	$1.44	11,627,924	$2.42

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

On November 11, 2022, 700,000 performance stock units (“PSUs”) granted on December 29, 2021, were modified to include new terms pertaining to the PSU vesting schedule. On December 29, 2021, the Company granted 400,000 and 300,000 performance stock units (“PSUs”) to the Company’s Chief Executive Officer and a director, respectively.

Stock Options

The Company uses the Black-Scholes option pricing model to determine fair value of stock options on the grant date.

During the six months ended June 30, 2024, the Company issued 350,000 stock options to an employee with an exercise price of $0.78 and an expiration date of June 28, 2034.

During the six months ended June 30, 2024, the Company issued 68,800 stock options to employees with an exercise price ranging from $0.57 to $1.41 and expiration dates from February 1, 2029 to March 22, 2034. Of these stock options, 8,300 were subsequently cancelled.

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

During the year ended December 31, 2023, the Company issued 321,150 stock options to employees, consultants and directors with an exercise price ranging from $2.55 to $4.20 which will expire at various points though August 23, 2033. During the year ended December 31, 2023, 49,500 stock options were cancelled upon the departure of employees, and an additional 7,100 stock options were cancelled upon the departure of an employee during the six months ended June 30, 2024.

During the year ended December 31, 2023, the Company issued 2,000,000 stock options to Steven Rossi. The stock options have an exercise price of $1.74 and an expiration date of May 1, 2033.

During the year ended December 31, 2023, the Company issued 75,000 stock options to an employee with an exercise price of $2.43 and expiring on May 18, 2033.

During the year ended December 31, 2023, the Company issued 65,000 stock options to employees and a consultant with an exercise price of $1.53 and expiring on March 14, 2033. During the year ended December 31, 2023, 15,000 stock options were cancelled upon the departure of employees, and an additional 5,000 stock options were cancelled upon the departure of an employee during the six months ended June 30, 2024.

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

	June 30, 2024		December 31, 2023
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of period	5,063,856	$1.96	785,000	$4.74
Granted	418,800	$0.84	4,743,356	$1.80
Cancelled	(20,400)	$(2.31)	(464,500)	$(5.02)
Balance, end of period	5,462,256	$1.95	5,063,856	$1.96

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on June 30, 2024
Stock options	$0.57-5.50	5,462,656	8.46	$1.95	1,278,750

As of June 30, 2024 and December 31, 2023, Terravis Energy Inc., a wholly owned subsidiary of the Company, has the following options outstanding:

	June 30, 2024		December 31, 2023
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of period	1,350,000	$0.01	1,350,000	$0.01
Granted	-	$-	-	$-
Balance, end of period	1,350,000	$0.01	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on June 30, 2024
Stock options	$0.01	1,350,000	7.78	$0.01	1,350,000

16. Warrant Inducement

On May 9, 2024, the Company entered into a warrant inducement agreement (the “Inducement”) with the holder of existing warrants to purchase an aggregate 7,000,000 shares at a reduced exercise price of $0.5198. Pursuant to the Inducement, the exercising holder of the existing warrants received 12,950,000 inducement warrants and the Company received $3,639,000 from the exercise of the existing warrants. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from both the adjustment in exercise price of the existing warrants and the fair value of the inducement warrants issued using the Black Scholes model. The total incremental fair value of $4,996,000, is recorded as a non-cash deemed dividend. The proceeds of the warrant inducement and issuance of 2,840,000 shares of common stock are recorded as capital in excess of par. The obligation to issue the remaining 4,160,000 shares is recorded as a share subscription payable.

17. Rental Income

During the year ended December 31, 2022, the Company entered into a sublease agreement for its warehouse in Mississauga, Ontario, Canada. The sublease commenced on September 15, 2022, and ended on May 31, 2024 at $15,515 ($19,992 CAD) per month.

During the six months ended June 30, 2024, the Company recognized rental income of $76,866 (2023 - $94,835).

18. Subsequent Events

The Company has evaluated subsequent events through August 13, 2024. The following events occurred after the three and six months ended June 30, 2024:

●	On July 19, 2024, the Company refinanced its $5.3 million loan by entering into a Revolving Financing and Assignment Agreement with a facility of $6 million with a maturity of 24 months from initial funding (July 2026). Upon transaction close, the Company drew down approximately $5.06 million of the Revolving Credit Facility, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000 in accounts receivables, leaving approximately $940,000 available for Accounts Receivable financing under the Agreement as of the deal close date.

●	On July 23, 2024, the Company engaged in stock option repricing for certain employees, executive officers, and members of the board of directors of the Company. All included options’ exercise prices were repriced to $0.7042 – the closing price per share of the Company’s Common Stock as reported on The Nasdaq Stock Market on July 23, 2024. The Repriced Options consisted of certain outstanding stock options that had been granted under the Company’s 2015 Equity Incentive Plan, the 2021 Equity Incentive Plan and 2022 Stock Incentive Plan as of the Effective Date.

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

Limited Competitive Landscape

Our conventional tonneau covers are engineered for enhanced user experience and resistance to wear-and-tear, making them strong and competitive products in an otherwise consolidated and saturated market. The Worksport COR, however, operates in a much wider yet unsaturated market. The global Portable Power Station market is quickly growing, and the competitive landscape is far from consolidated. Even less consolidated, the solar tonneau cover market is in its infancy, and it’s a market in which we have first-mover advantage. To ensure we do not fall behind future competitors, we are highly focused on protecting our intellectual property both domestically and abroad.

Business Developments

The following highlights recent material developments in our business in the three months ended June 30, 2024:

●	In April 2024, 12,100 stock options issued during 2023 and 8,300 stock options issued during the six months ended June 30, 2024 were forfeited in connection with the termination of employees with the Company.

●	16,667 restricted stock units (“RSUs”) were granted to a contractor on May 1, 2024 in consideration for services rendered in the first quarter of 2024.

●	On May 6, 2024, 1,477,892 pre-funded warrants issued during the three months ended March 31, 2024 were exercised for 1,477,892 shares of common stock for a total of $15.

●	On May 8, 2024, the Company announced its receipt of a major grant from New York State Excelsior Jobs Program worth up to $2.8 million. The grant, following a strategic low-cost power award from New York Power Authority (NYPA) in April 2024, signifies additional state-level investment in the Company’s expanding operations. With growth exceeding NY State’s forecasts, the Company expects to create up to or over 280 new jobs from 2025 to 2030 and if achieved will receive cash benefits for the creation of these jobs, amounting to $2.8 million received over the next 10 years.

●	On May 14, 2024, the Company and Worksport New York Operations Corporation (“Worksport New York”) entered into an Omnibus Amendment of Loan Documents (the “Loan Amendment”) with Northeast Bank (the “Lender”) in connection with that certain secured loan agreement, dated May 4, 2022 (the “Loan Agreement”), by and among the Company, as the guarantor, Worksport New York, as the borrower (the “Borrower”), and the Lender in connection with the Company’s purchase of its 152,847 square foot facility and 18 acres of land in West Seneca, New York on May 6, 2022 for a total purchase price of $8,150,000. Pursuant to the Loan Amendment, effective as of May 10, 2024, the Lender extended the initial maturity date of the Loan from May 10, 2024 to August 10, 2024 (the “Extended Maturity Date”). The Company also agreed to pay the Lender an extension fee of $106,000 (the “Extension Fee”) which was deemed fully earned as of the date of the Loan Amendment. However, the Lender agreed to postpone payment of the Extension Fee until the occurrence of (i) the Loan not being repaid in full by or on the Extended Maturity Date; or (ii) the Loan being accelerated following an Event of Default or Termination Date (as defined in the Forbearance Agreement dated as of February 4, 2024, by and between the Company, Worksport New York and the Lender). If the Loan is repaid in full on or prior to the Extended Maturity Date, the Lender has agreed to waive the Extension Fee. In addition to the Extension Fee, the Company agreed to pay the Lender an exit fee of $106,000 (the “Exit Fee”) in the event the Loan is not repaid in full on or prior to the Extended Maturity Date or if the Loan has been accelerated following an Event of Default or in connection with a Termination Event (as defined in the Forbearance Agreement). If the Loan is repaid in full on or prior to the Extended Maturity Date (and not as a result of an acceleration following a Termination Event), the Company will not be required to pay the Exit Fee.

●	On May 29, 2024, the Company entered into a common stock warrant exercise inducement offer letter (the “Inducement Offer Letter”) with a certain holder (the “Holder”) of existing warrants to purchase shares of the Company’s common stock at an exercise price of $1.34 per share issued on November 2, 2023 (the “Existing Warrants”), pursuant to which the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 7,000,000 shares of the Company’s common stock, at a reduced exercised price of $0.5198 per share, in consideration for the Company’s agreement to issue new warrants (the “Inducement Warrants”) to purchase up to 12,950,000 shares of the Company’s common stock at $0.5198 per share. The Company received aggregate gross proceeds of $3,638,600 from the exercise of the Existing Warrants by the Holder and the sale of the Inducement Warrants, before deducting placement agent fees and other offering expenses payable by the Company.

●	On May 29, 2024, the Company announced it had been issued a new utility patent from the United States Patent & Trademark Office related to its highly anticipated SOLIS Solar Tonneau Cover.

●	45,315 RSUs were granted to two contractors on May 30, 2024 in consideration for services rendered over the prior year.

●	On June 5, 2024, the Company announced the formation of a new sales partnership with a prominent Midwest distributor operating within the automotive industry.

●	On June 13, 2024, the Company was awarded “Innovator of the Year” by Buffalo Business First – recognizing the Company’s commitment to pioneering advancements in the automotive sector.

●	On June 26, 2024, the Company announced it had strategically decided to design its Maximum Power Point Tracking algorithm such that its SOLIS Solar Power System will be able to charge not only the Company’s COR Portable Battery Generator system but also most other portable power stations and power banks on the market.

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

Such an inflationary environment also increases our direct cost of raw goods or processed goods for our original equipment manufacturing as well as indirect costs such as overhead and rent. Due to these present and forecasted price increases and the temporary increases in ocean freight and container handling costs faced in recent periods, Worksport factors in all costs when assessing proper pricing of its goods for sale.

Additionally, as central banks and the U.S. Federal Reserve increase interest rates to combat global inflation, the cost of debt financing increases. While we currently do not have material debt other than our $6.0 million Revolving Credit Facility, our facility’s variable rate fluctuates along with the Prime Rate, meaning our monthly interest costs vary not only by our usage of the facility but by interest rates as well. We continue to explore debt financing options at reasonable interest rates in order to strengthen our cash position.

Elevated interest rates have also resulted in a shift in institutional holdings away from micro-cap equities, which has negatively influenced our stock’s trading volume. We continue to forge relationships with institutional investors and analysts in order to maintain a healthy trading volume.

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

Foreign Currencies

We are subject to foreign exchange risk as we manufacture certain products and components in China, market extensively in both Canadian and U.S. markets, employ people residing in both the U.S. and Canada and, to date, have raised funds in U.S. Dollars. Meanwhile, we report results of operations in U.S. Dollars. Since some of our Canadian customers pay in Canadian Dollars, we are subject to gains and losses due to fluctuations in the USD relative to the Canadian Dollar. Our manufacturers in China are paid in USD to better avoid the relatively greater fluctuation of the Chinese Yuan. To the extent the U.S. dollar strengthens against any of these foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

Revenue

For the three months ended June 30, 2024, revenues from our entire line of products was $1,921,539, as compared to $199,851 for the three months ended June 30, 2023. Year-over-year sales increased by approximately 862%. For the three months ended June 30, 2024, revenue generated in Canada was $31,853 as compared to $0 for the same period in 2023. For the three months ended June 30, 2024, revenue generated in the United States was $1,889,686, compared to $199,851 for the same period in 2023, an increase of 846%.

Revenue increased during the three months ended June 30, 2024 compared to the same period the prior year due to increased sales of tonneau covers to a private label partner, various dealers and distributors, and end users via the Company’s online marketplaces. The Company continues to focus on establishing new and strengthening existing business-to-consumer and business-to-business sales channels while also strengthening customer support to increase customer satisfaction and enable high product turnover. For business-to-consumer channels, we have configured our product offerings in a manner conducive with cost-effective marketing, allowing us to securely invest in marketing and sales campaigns. For business-to-business channels, we have created all necessary marketing/sales materials and policies as well as an online dealer marketplace, and we are now actively contacting thousands of leads and presenting our product offerings to various dealers, jobbers, and retailers across the United States and Canada. We intend to gradually increase output capacity through refined production processes and increased personnel.

Sales from online retailers of our products increased from $18,163 during the three months ended June 30, 2023, to $897,213 during the three months ended June 30, 2024. Online retailers accounted for 47% of total revenue for the three months ended June 30, 2024, compared to 9% for the three months ended June 30, 2023. Distributor sales increased for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, with sales of $63,926 and $0, respectively. Distributors accounted for 3% of total revenue for the three months ended June 30, 2024. Private label sales increased from $181,688 for the three months ended June 30, 2023, to $960,400 for the three months ended June 30, 2024. Private label sales accounted for 50% of total revenue for the three months ended June 30, 2024. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the U.S. and Canadian markets.

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

Cost of Sales

Cost of sales increased by 960%, from $153,288 for the three months ended June 30, 2023, to $1,624,910 for the three months ended June 30, 2024. Our cost of sales, as a percentage of sales, was approximately 85% and 77% for the three months ended June 30, 2024 and 2023, respectively. The increase in the cost of sales as a percentage of sales was primarily due to increased sales of domestically-produced hard covers. We consistently secure a 20% gross margin on soft covers sold to private labels, as these soft covers are drop shipped from our Chinese suppliers at a fixed cost. However, our margins on domestically manufactured hard covers is dependent on the cost of raw materials, which fluctuates, as well as overhead, which has been high due to manufacturing inefficiencies and low production volumes – both of which are actively being mitigated as we streamline manufacturing processes and allocate more existing human capital and machinery resources away from design engineering and testing towards production.

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

Operating Expenses

Operating expenses increased for the three months ended June 30, 2024 by $422,095, from $3,785,282 for the three months ended June 30, 2023 to $4,207,377, due to the following factors:

●

General and administrative expenses increased by $1,201,585, from $1,744,801 in 2023 to $2,946,386 in 2024. The increase was related to increased research and development activities, increased employment of support personnel including engineers, and increases in wages and salaries as we seek to expand our operations and further develop our products.

●

Sales and marketing expenses decreased by $69,920, from $548,712 for 2023 to $478,792 for 2024. The decrease in sales and marketing is primarily attributable to the completion of several marketing agreements and lower cost of in-house marketing campaigns to create brand and product awareness.

●

Professional fees, which include accounting, legal, and consulting fees, decreased from $1,491,453 in 2023 to $766,563 in 2024. The decrease in professional fees was due primarily to insourcing of certain business processes and fewer equity grants to third parties for services rendered.

●	We realized a loss on foreign exchange of $15,636 during 2024, compared to a loss on foreign exchange of $316 for the prior period due to conversions between CAD and USD.

Other Income and Expenses

We reported net other expenses for the three months ended June 30, 2024 of $102,651, compared to a loss of $58,736 for three months ended June 30, 2023. Net other expenses can be attributed to decreased interest and rental income.

Net Loss

Net loss for the three months ended June 30, 2024 was $4,013,399, compared to a net loss of $3,797,455 for the three months ended June 30, 2023 – an increase of 6%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, research and development, manufacturing, and supply chain.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

Revenue

For the six months ended June 30, 2024, revenues from our entire line of products was $2,434,176, as compared to $231,776 for the six months ended June 30, 2023. Year-over-year sales increased by approximately 950%. For the six months ended June 30, 2024, revenue generated in Canada was $51,890, as compared to $2,655 for the same period in 2023. For the six months ended June 30, 2024, revenue generated in the United States was $2,382,286 compared to $229,121 for the same period in 2023, an increase of 940%.

Revenue increased during the six months ended June 30, 2024 compared to the same period the prior year due to increased sales of tonneau covers to a private label partner, various dealers and distributors, as well as end users via the Company’s online marketplaces. The Company continues to focus on establishing new and strengthening existing business-to-consumer and business-to-business sales channels while also strengthening customer support to increase customer satisfaction and enable high product turnover. For business-to-consumer channels, we have configured our product offerings in a manner conducive to cost-effective marketing, allowing us to securely invest in marketing and sales campaigns. For business-to-business channels, we have created all necessary marketing/sales materials and policies as well as an online dealer marketplace, and we are now actively contacting thousands of leads and presenting our product offerings to various dealers, jobbers, and retailers across the United States and Canada. We intend to gradually increase output capacity through refined production processes and increased personnel.

Sales from online retailers of our products increased from $42,437 during the six months ended June 30, 2023, to $921,623 during the six months ended June 30, 2024. Online retailers accounted for 38% of total revenue for the six months ended June 30, 2024, compared to 18% for the six months ended June 30, 2023. Distributor sales increased for the six months ended June 30, 2024, compared with the six months ended June 30, 2023, with sales of $86,773 and $2,655, respectively. Distributor sales accounted for 3% of total revenue for the six months ended June 30, 2024. Private label sales increased from $188,684 for the six months ended June 30, 2023, to $1,425,780 for the six months ended June 30, 2024. Private label sales accounted for 59% of total revenue for the six months ended June 30, 2024. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the U.S. and Canadian markets.

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

Cost of Sales

Cost of sales increased by 1,114%, from $173,045 for the six months ended June 30, 2023, to $2,100,091 for the six months ended June 30, 2024. Our cost of sales, as a percentage of sales, was approximately 86% and 75% for the six months ended June 30, 2024 and 2023, respectively. The increase in the cost of sales as a percentage of sales was primarily due to increased sales of domestically-produced hard covers. We consistently secure a 20% gross margin on soft covers sold to private labels, as these soft covers are drop shipped from our Chinese suppliers at a fixed cost. However, our margins on domestically manufactured hard covers is dependent on the cost of raw materials, which fluctuates, as well as overhead, which has been high due to manufacturing inefficiencies and low production volumes – both of which are actively being mitigated as we streamline manufacturing processes and allocate more existing human capital and machinery resources away from design engineering and testing towards production.

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

Operating Expenses

Operating expenses increased for the six months ended June 30, 2024 by $556,901, from $7,327,398 for the six months ended June 30, 2023 to $7,884,299, due to the following factors:

●

General and administrative expenses increased by $1,746,291, from $3,874,413 in 2023 to $5,620,704 in 2024. The increase was related to increased research and development activities, increased employment of support personnel including engineers, and increases in wages and salaries as we seek to expand our operations and further develop our products.

●

Sales and marketing expenses decreased by $547,494, from $1,093,063 for 2023 to $545,569 for 2024. The decrease in sales and marketing is primarily attributable to the completion of several marketing agreements and lower cost of in-house marketing campaigns to create brand and product awareness.

●

Professional fees, which include accounting, legal, and consulting fees, decreased from $2,360,064 in 2023 to $1,710,341 in 2024. The decrease in professional fees was due primarily to insourcing of certain business processes and fewer equity grants to third parties for services rendered.

●	We realized a loss on foreign exchange of $7,685 during 2024, compared to a gain on foreign exchange of $142 for the prior period due to conversions between CAD and USD.

Other Income and Expenses

We reported net other expenses for the six months ended June 30, 2024 of $177,842, compared to net expenses of $52,058 for the six months ended June 30, 2023. Other expenses can be attributed to decreased interest and rental income.

Net Loss

Net loss for the six months ended June 30, 2024 was $7,728,056, compared to a net loss of $7,320,725 for the six months ended June 30, 2023 – an increase of 6%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, research and development, manufacturing, and supply chain.

Liquidity and Capital Resources; Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three and six months ended June 30, 2024, the Company had a net loss of $4,013,399 (2023 – $3,797,455) and $7,728,056 (2023 – $7,320,725), respectively. As of June 30, 2024, the Company has working capital of $8,489,246 (December 31, 2023 – $1,956,894) and had an accumulated deficit of $56,041,233 (December 31, 2023 – $48,313,177). The Company has not generated profit from operations since inception and to date has relied on debt and equity financings for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

Despite the Company having mostly completed its purchasing of large manufacturing machinery, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its ramp-up of manufacturing and increasing sales volumes in the second half of 2024, which should mitigate the effects of operational costs on cash and cash equivalents; this view is supported by the fact that the manufacturing facility of the Company was completed for initial production output in 2023 and started to generate revenue in the third quarter of 2023, registering its highest quarterly sales total in the Company’s history in the second quarter of 2024.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of June 30, 2024, the Company has sold and issued 604,048 shares of common stock in consideration for net proceeds of $780,356 under the ATM Agreement.

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

On March 20, 2024, the Company consummated a registered direct offering pursuant to which it sold 2,372,240 shares of common stock and 1,477,892 pre-funded warrants to the same institutional investor as in the Company’s registered direct offering on November 2, 2023, for total net proceeds of $2,629,083. Concurrently with the registered direct offering, the Company issued the institutional investor 7,700,264 warrants in a private sale. The warrants are exercisable for 7,700,264 shares of common stock for $0.74 per share six months after issuance until five and a half years from the issuance date, subject to beneficial ownership limitations contained in the warrants. The Company registered the 7,700,264 shares of common stock underlying the warrants on a Form S-1 (333-278461) which was declared effective by the SEC on April 8, 2024.

As disclosed in the footnotes to our financial statements, on May 14, 2024, the Company and Worksport New York Operations Corporation entered into an Omnibus Amendment of Loan Documents with Northeast Bank. This amendment pertains to the secured loan agreement dated May 4, 2022, which was originally used to finance the purchase of our facility and land in West Seneca, New York. Effective as of May 10, 2024, the Lender extended the maturity date of the loan from May 10, 2024, to August 10, 2024. This extension alleviated immediate cash flow pressures by postponing the loan repayment, allowing us to manage our resources more effectively and focus on other operational needs. As part of the Loan Amendment, we agreed to pay the Lender an extension fee of $106,000. This fee was deemed fully earned but was waived, as the loan was repaid in full on or before the new maturity date. If the loan was not repaid by the extended maturity date or was accelerated due to default, the fee would have become payable. Additionally, we agreed to an exit fee of $106,000 under similar conditions. This fee was waived, as the loan was repaid on or before the new maturity date without acceleration. This loan extension demonstrates our ability to negotiate favorable terms with our creditors and underscores our commitment to maintaining strong liquidity. This strategic decision supported our long-term growth and helped us navigate the current economic and interest rate environment more effectively. The details of the Loan Amendment have been filed as an exhibit to this report and are incorporated by reference herein.

On May 29, 2024, the Company entered into Inducement Offer Letter with a certain holder of existing warrants to purchase shares of the Company’s common stock at an exercise price of $1.34 per share issued on November 2, 2024, pursuant to which the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 7,000,000 shares of the Company’s common stock, at a reduced exercised price of $0.5198 per share, in consideration for the Company’s agreement to issue new warrants to purchase up to 12,950,000 shares of the Company’s common stock at $0.5198 per share. The Company received aggregate gross proceeds of approximately $3,638,600 from the exercise of the Existing Warrants by the Holder and the sale of the Inducement Warrants, before deducting placement agent fees and other offering expenses payable by the Company.

On July 19, 2024, the Company, as the guarantor, and Worksport New York Operations Corporation as well as Worksport USA Operations Corporation, entered into a $6 million Revolving Financing and Assignment Agreement with an external lending entity, Amerisource Business Capital. Upon transaction close, the Company drew down approximately $5.06 million of the Revolving Credit Facility, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000 in accounts receivables, leaving approximately $940,000 available for Accounts Receivable financing under the Agreement as of the deal close date.

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

Cash Flow Activities

Cash increased from $3,365,778 at December 31, 2023, to $3,426,089 at June 30, 2024 – an increase of $60,311 or 2%. The increase was primarily due to the closing of a sale of shares as well as a warrant inducement during the six months ended June 30, 2024, raising approximately $6,800,000.

As of June 30, 2024, we had current assets of $10,743,200 (December 31, 2023 – $9,123,506) and current liabilities of $2,253,954 (December 31, 2023 – $7,166,612). As of June 30, 2024, we had working capital of $8,489,246 (December 31, 2023 – $1,956,894) and an accumulated deficit of $56,041,233 (December 31, 2023 – $48,313,177).

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2024 was $6,421,292, compared to $6,018,704 in the prior period, primarily driven by a larger net loss during the six months ended June 30, 2024, and partially offset by the issuance of shares, stock options, and warrants for services.

Accounts receivable increased at June 30, 2024 by $160,264 and increased by $263,874 in the prior period. The increase in accounts receivable was due to larger sales volume with business-to-business customers.

Inventory increased at June 30, 2024 by $2,755,252, and at June 30, 2023 by $1,533,492, as a result of our stockpiling components for production as well as finished goods to fulfill rising demand for our domestically-produced tonneau covers. Prepaid expenses and deposits decreased by $1,345,434 at June 30, 2024, and increased by $14,280 at June 30, 2023 due to deposits used and made by us for the purchase of manufacturing equipment and inventory, respectively.

Accounts payable and accrued liabilities decreased at June 30, 2024 by $59,989 compared to a decrease of $828,757 in the prior period.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $335,787 compared to $2,663,046 in the prior period. The decrease in investing activities was primarily attributable to higher capital expenditure on various manufacturing equipment in 2023.

Financing Activities

Net cash generated by financing activities for the six months ended June 30, 2024 was $6,817,390 compared to net cash used from financing activities of $36,772 in the prior period.

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

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in our 2023 Annual Report on Form 10-K filed on March 27, 2024. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the quarter covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which could materially affect our business, financial condition, liquidity, or future results. The risks described in our 2023 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

●	On May 31, 2024, the Company issued warrants to purchase up to 12,950,000 shares of the Company’s common stock in connection with entering into the Inducement Offer Letter with a certain holder of existing warrants, pursuant to which the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 7,000,000 shares of the Company’s common stock, at a reduced exercised price of $0.5198 per share. Each Inducement Warrant has an exercise price equal to $0.5198 per share and will be exercisable at any time on or after the date that is six (6) months from the issuance date provided that stockholder approval is obtained and will have a term of exercise of five and one half (5½) years following the date of issuance. The Company engaged Maxim Group LLC (“Maxim”) to act as its exclusive warrant solicitation agent and financial advisor in connection with the warrant inducement transaction and paid Maxim a cash fee equal to 7.0% of the gross proceeds received from the exercise of the Existing Warrants. The Company used and is expecting to use the net proceeds of these transactions for general corporate purposes, including working capital.

The issuance of the warrants listed above was deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 14, 2024 , the Company and Worksport New York Operations Corporation entered into an Omnibus Amendment of Loan Documents with Northeast Bank in connection with that certain secured loan agreement, dated May 4, 2022, by and among the Company, as the guarantor, Worksport New York, as the borrower, and the Lender in connection with the Company’s purchase of its 152,847 square foot facility and 18 acres of land in West Seneca, New York on May 6, 2022 for a total purchase price of $8,150,000. Pursuant to the Loan Amendment, effective as of May 10, 2024, the Lender extended the initial maturity date of the Loan from May 10, 2024 to August 10, 2024. The Company also agreed to pay the Lender an extension fee of $106,000 which was deemed fully earned as of the date of the Loan Amendment. However, the Lender agreed to postpone payment of the Extension Fee until the occurrence of (i) the Loan not being repaid in full by or on the Extended Maturity Date; or (ii) Loan being accelerated following an Event of Default or Termination Date (as defined in the Forbearance Agreement). If the Loan is repaid in full on or prior to the Extended Maturity Date, the Lender has agreed to waive the Extension Fee. In addition to the Extension Fee, the Company agreed to pay the Lender an exit fee of $106,000 (the “Exit Fee”) in the event the Loan is not repaid in full on or prior to the Extended Maturity Date or if the Loan has been accelerated following an Event of Default or in connection with a Termination Event (as defined in the Forbearance Agreement). If the Loan is repaid in full on or prior to the Extended Maturity Date (and not as a result of an acceleration following a Termination Event), the Company will not be required to pay the Exit Fee.

Subsequent Events

●	On July 11, 2024, the Company announced the launch of a dealer webpage to facilitate the purchasing process for dealers seeking Worksport truck accessories.

●	On July 18, 2024, the Company announced that it will be hosting a live FY24 Q2 earnings call, as scheduled for August 13, 2024, at 4:30pm ET.

●	On July 19, 2024, the Company refinanced its $5.3 million loan by entering into a Revolving Financing and Assignment Agreement with a facility of $6 million. Upon transaction close, the Company drew down approximately $5.06 million of the Revolving Credit Facility, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000, leaving approximately $940,000 available for Accounts Receivable financing under the Agreement as of the deal close date.

●	On July 23, 2024, the Company engaged in stock option repricing for certain employees, executive officers, and members of the board of directors of the Company. All included options’ exercise prices were repriced to $0.7042 – the closing price per share of the Company’s common stock as reported on The Nasdaq Stock Market on July 23, 2024. The Repriced Options consisted of certain outstanding stock options that had been granted under the Company’s 2015 Equity Incentive Plan, the 2021 Equity Incentive Plan and 2022 Stock Incentive Plan as of July 23, 2024.

●	On July 23, 2024, the Company entered into an agreement (the “Agreement”) with the Chief Executive Officer and President of the Company and 2230164 Ontario Inc. owned by the Chief Executive Officer and President of the Company (the “CEO”). The term of the Agreement commenced on July 23, 2024 and continues unless terminated pursuant to the terms of the Agreement. The CEO will receive an annual base payment of $300,000 (“Base Fees”) for services provided pursuant to the Agreement and shall be afforded the opportunity to earn an annual incentive bonus equal to 50% of the Base Fees, provided that certain performance goals are met. The performance goals will be established on an annual basis by the Compensation Committee of the Board of Directors of the Company, when constituted. On the effective date of the Agreement, the Company granted 3,500,000 shares of the Company’s common stock at fair market value on the date of issuance. The option will vest in equal quarterly installments over a period of five (5) years and expire on the tenth anniversary of the date of grant, subject to the CEO’s continuous service with the Company. In the event of a change of control of the Company, the option shall immediately vest in full.

●	On July 30, 2024, the Company announced the launch of a new live sales feature on its website in partnership with Firework – a platform trusted by over 1,000 global brands. This new live sales feature allows potential customers to speak directly with a Worksport representative at point of sale, which provides an interactive, yet digital shopping experience for consumers. Firework has shown large success in using this strategy to increase average order values and sales conversions.

Item 6. Exhibits

EXHIBIT No.	DESCRIPTION

10.1	Forbearance Agreement, dated February 14, 2024, by and among Worksport New York Operations Corporation, Worksport Ltd., and Northeast Bank.
10.2	Omnibus Amendment of Loan Documents, dated May 14, 2024 and effective as of May 10, 2024, by and among Northeast Bank, Worksport New York Operations Corporation, and Worksport Ltd.
10.3	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Worksport Ltd. filed on May 30, 2024).
10.4	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Worksport Ltd. filed on May 30, 2024).
31.1*	Section 302 Certification of Chief Executive Officer and President.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certifications of Chief Executive Officer and President.
32.2**	Section 906 Certifications of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: August 13, 2024	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer and President (Principal Executive Officer)

Dated: August 13, 2024	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer (Principal Financial and Accounting Officer)

