Form 10-Q
period 2024-09-30
Worksport Ltd
filed 2024-11-13
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2024

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

As of November 13, 2024, the Registrant had 32,937,609 shares of common stock, par value $0.0001 per share, issued and outstanding.

WORKSPORT LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Worksport Ltd.

Condensed Consolidated Balance Sheets

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$1,857,685	$3,365,778
Accounts receivable, net	466,442	463,122
Other receivable	153,967	165,865
Inventory (note 4)	6,138,060	3,631,492
Related party loan (note 8)	14,303	-
Prepaid expenses and deposits (note 5)	256,600	1,497,249
Total Current Assets	8,887,057	9,123,506
Investments (note 10)	90,731	90,731
Property and Equipment, net (note 6)	13,966,210	14,483,436
Right-Of-Use Asset, net (note 11)	658,152	917,354
Intangible Assets, net	1,337,008	1,338,889
Total Assets	$24,939,158	$25,953,916
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$2,456,000	$1,451,181
Payroll taxes payable	111,591	85,010
Related party loan (note 8)	-	2,192
Current portion – Long term debt (note 12)	190,000	5,300,000
Current lease liability (note 11)	248,540	328,229
Total Current Liabilities	3,006,131	7,166,612
Long Term – Lease Liability (note 11)	433,214	608,761
Long Term Debt (note 12)	5,136,738	-
Total Liabilities	8,576,083	7,775,373

Shareholders’ Equity
Series A & B Preferred Stock, $0.0001 par value, 100,100 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (note 7)	-	-
Common stock, $0.0001 par value, 299,000,000 shares authorized, 30,920,397 and 17,436,805 shares issued and outstanding, respectively (note 7)	3,092	2,032
Additional paid-in capital	72,512,085	64,685,693
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	4,034,205	1,814,152
Accumulated deficit	(60,176,150)	(48,313,177)
Cumulative translation adjustment	(8,580)	(8,580)
Total Shareholders’ Equity	16,363,075	18,178,543
Total Liabilities and Shareholders’ Equity	$24,939,158	$25,953,916

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023

Net Sales	$3,122,359	$458,483	$5,556,535	$690,259
Cost of Goods Sold	2,875,186	368,796	4,975,277	541,841
Gross Profit	247,173	89,687	581,258	148,418

Operating Expenses
General and administrative	2,875,255	3,091,488	8,495,959	6,965,901
Sales and marketing	661,238	380,847	1,206,807	1,473,910
Professional fees	621,728	539,126	2,332,069	2,899,190
(Gain) loss on foreign exchange	(5,832)	(2,265)	1,853	(2,407)
Total operating expenses	4,152,389	4,009,196	12,036,688	11,336,594
Loss from operations	(3,905,216)	(3,919,509)	(11,455,430)	(11,188,176)

Other Income (Expense)
Interest expense	(229,701)	(113,838)	(487,463)	(466,830)
Interest income	-	38,992	3,054	237,598
Rental income (note 17)	-	45,057	76,866	139,892
Gain on settlement of debt	-	-	-	7,493
Total other income (expense)	(229,701)	(29,789)	(407,543)	(81,847)

Net Loss	$(4,134,917)	$(3,949,298)	$(11,862,973)	$(11,270,023)

Loss per Share (basic and diluted)	$(0.14)	$(0.23)	$(0.47)	$(0.65)
Weighted Average Number of Shares (basic and diluted)	29,432,794	17,429,685	25,540,754	17,252,521

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at July 1, 2023	100	$0	17,413,810	$1,742	$58,615,849	$(1,577)	$1,494,885	$(40,704,944)	$(8,580)	$19,397,375
Issuance for services and subscriptions payable	-	-	-	-	739,046	-	119,367	-	-	858,413
Share issuance	-	-	22,995	2	88,407	-	-	-	-	88,409
Stock option forfeiture	-	-	-	-	19,406	-	-	-		19,406
Net loss	-	-	-	-	-	-	-	(3,949,298)	-	(3,949,298)
Balance at September 30, 2023	100	$0	17,436,805	$1,744	$59,462,708	$(1,577)	$1,614,252	$(44,654,242)	$(8,580)	$16,414,305

Balance at July 1, 2024	100	$0	28,520,704	$2,852	$69,230,341	$(1,577)	$5,964,290	$(56,041,233)	$(8,580)	$19,146,093
Issuance for services and subscriptions payable	-	-	16,693	2	1,071,713	-	280,184	-	-	1,351,899
Share issuance (note 16)	-	-	2,383,000	238	2,210,031	-	(2,210,269)	-	-	-
Net loss	-	-	-	-	-	-	-	(4,134,917)	-	(4,134,917)
Balance at September 30, 2024	100	$0	30,920,397	$3,092	$72,512,085	$(1,577)	$4,034,205	$(60,176,150)	$(8,580)	$16,363,075

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2023	100	$0	17,159,376	$1,716	$56,919,625	$(1,577)	$591,289	$(33,384,219)	$(8,580)	$24,118,254
Issuance for services and subscriptions payable	-	-	250,000	25	2,428,139	-	1,022,963	-	-	3,451,127
Share issuance	-	-	27,429	3	95,538	-	-	-	-	95,541
Stock option forfeiture	-	-	-	-	19,406	-	-	-	-	19,406
Net loss	-	-	-	-	-	-	-	(11,270,023)	-	(11,270,023)
Balance at September 30, 2023	100	$0	17,436,805	$1,744	$59,462,708	$(1,577)	$1,614,252	$(44,654,242)	$(8,580)	$16,414,305

Balance at January 1, 2024	100	$0	20,320,503	$2,032	$64,685,693	$(1,577)	$1,814,152	$(48,313,177)	$(8,580)	$18,178,543
Issuance for services and subscriptions payable	-	-	333,841	33	2,896,431	-	571,858	-	-	3,468,322
Share issuance (note 7)	-	-	5,260,161	526	5,404,944	-	(2,210,269)	-	-	3,195,201
Warrant inducement (note 16)	-	-	2,840,000	284	(474,850)	-	3,858,464	-	-	3,383,898
Warrant exercise (note 14)	-	-	2,165,892	217	(133)	-	-	-	-	84
Net loss	-	-	-	-	-	-	-	(11,862,973)	-	(11,862,973)
Balance at September 30, 2024	100	$0	30,920,397	$3,092	$72,512,085	$(1,577)	$4,034,205	$(60,176,150)	$(8,580)	$16,363,075

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	2024	2023
Operating Activities
Net Loss	$(11,862,973)	$(11,270,023)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	3,105,869	4,711,868
Depreciation and amortization	1,019,867	1,019,556
Change in operating lease	3,966	(16,004)
	(7,733,271)	(5,554,603)
Changes in operating assets and liabilities (note 9)	(225,941)	(2,639,744)
Net cash used in operating activities	(7,959,212)	(8,194,347)

Cash Flows from Investing Activities
Investments	-	(66,308)
Purchase of property and equipment	(500,760)	(3,446,161)
Net cash used in investing activities	(500,760)	(3,512,469)

Financing Activities
Net change in related party loan	(16,495)	(43,904)
Proceeds from warrant exercise	3,746,435	-
Proceeds from issuance of common share, net of issuance cost	3,195,201	95,541
Proceeds from line of credit	7,339,525	-
Net proceeds from long term debt	1,437,998	-
Repayment of line of credit	(3,450,785)	-
Repayment of long term debt	(5,300,000)
Net cash received from financing activities	6,951,879	51,637

Change in cash	(1,508,093)	(11,655,179)
Cash, restricted cash and cash equivalents - beginning of year	3,365,778	14,620,757
Cash, restricted cash and cash equivalents end of period	$1,857,685	$2,965,578
Supplemental Disclosure of non-cash investing and financing activities
Shares issued for purchase of software	$-	$72,467
Supplemental Disclosure of cash flow information
Income tax paid	$-	$-
Interest paid	$487,000	$477,000

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation and Business Condition

a) Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary in order to make the financial statements not misleading and for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

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

2. Going Concern

As of September 30, 2024, the Company had $1,857,685 in cash and cash equivalents. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in fiscal year 2014, it has never generated a profit. As of September 30, 2024, the Company had an accumulated deficit of $60,176,150.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three and nine months ended September 30, 2024, the Company had net losses of $4,134,917 (2023 - $3,949,298) and $11,862,973 (2023 - $11,270,023). As of September 30, 2024, the Company had working capital of $5,880,926 (December 31, 2023 – $1,956,894) and had an accumulated deficit of $60,176,150 (December 31, 2023 - $48,313,177). The Company has not generated profit from operations since inception and to date has relied on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

Despite the Company having completed its purchasing of large manufacturing machinery for current output needs, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its ramp-up of manufacturing and increasing sales volumes in 2024 and beyond, which should mitigate the effects of operational costs on cash and cash equivalents; this view is supported by the fact that the manufacturing facility of the Company was completed for initial production output in 2023 and started to generate revenue in the third quarter of 2023, registering its highest quarterly sales total in the Company’s history in the third quarter of 2024.

The Company has successfully raised cash and is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of September 30, 2024, the Company has sold and issued 604,048 shares of common stock in consideration for net proceeds of $780,356 under the ATM Agreement .

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

4. Inventory

As of September 30, 2024 and December 31, 2023, inventory consists of the following:

	September 30, 2024	December 31, 2023
Finished goods	$1,913,228	$1,717,669
Promotional items	101,660	101,660
Raw materials	4,123,172	1,812,163
	$6,138,060	$3,631,492

As of September 30, 2024, the value of finished goods on-hand increased due to stockpiling of hard tonneau covers, which have higher values than stockpiled soft tonneau covers, as well as their raw materials to capitalize on demand generated from the Company’s 2024 sales campaigns.

5. Prepaid expenses and deposits

As of September 30, 2024 and December 31, 2023, prepaid expenses and deposits consist of the following:

	September 30, 2024	December 31, 2023
Consulting, services, and advertising	$237,594	$5,215
Deposits	19,006	1,492,034
	$256,600	$1,497,249

As of September 30, 2024, prepaid expenses and deposits consists of $237,594 (December 31, 2023 - $5,215) in prepaid consulting, services, and advertising for third party consultants through the issuance of shares and stock options. Amounts in deposits relate to prepayments for manufacturing components and finished goods.

6. Property and Equipment

As of September 30, 2024 and December 31, 2023, major classes of property and equipment consist of the following:

	September 30, 2024	December 31, 2023
Equipment	$3,142,683	$2,784,098
Manufacturing equipment	3,340,463	3,260,679
Furniture	154,065	146,049
Product molds	524,476	524,476
Computers	96,056	84,070
Leasehold improvements	903,721	861,332
Building	6,079,410	6,079,410
Land	2,239,405	2,239,405
Automobile	168,497	168,497
Less accumulated depreciation	(2,682,566)	(1,664,580)
	$13,966,210	$14,483,436

7. Shareholders’ Equity (Deficit)

During nine months ended September 30, 2024, the following transactions occurred:

During the nine months ended September 30, 2024, the Company sold 504,921 shares of common stock for a total net proceeds of $566,118 . The sale of shares was in connection with the shelf registration statement on Form S-3 effective on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022.

The Company recognized consulting expense of $753,069 to share subscriptions payable from restricted shares and stock options to be issued. As of September 30, 2024, the Company issued 333,841 restricted shares with a value of $382,700.

During the nine months ended September 30, 2024, the Company closed a sale of 2,372,240 shares of common stock for net proceeds of $1,535,591. In association with the sale of common stock, the Company issued 1,477,892 pre-funded warrants and 7,700,264 warrants totaling proceeds of $1,093,492. Refer to note 14.

During the nine months ended September 30, 2024, the Company closed a sale of 950,000 shares of common stock for proceeds of $380,000. In connection with the sale of common stock, the Company issued 1,900,000 warrants. Refer to note 14. As of September 30, 2024, the shares have not been issued.

Refer to note 14, 15 and 16 for additional shareholders’ equity (deficit) details.

During nine months ended September 30, 2023, the following transactions occurred:

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

As of September 30, 2024, the Company was authorized to issue 299,000,000 shares of its common stock with a par value of $0.0001. All shares were ranked equally with regard to the Company’s residual assets. During the nine months ended September 30, 2024, the Company was authorized to issue 100 shares of its Series A and 100,000 Series B Preferred Stock with a par value of $0.0001. Series A preferred Stock have voting rights equal to 299 shares of common stock, per share of preferred stock. Series B preferred Stock have voting rights equal to 10,000 shares of common stock, per share of Preferred Stock.

8. Related Party Transactions

As of September 30, 2024, the Company has a receivable of $14,303 (December 31, 2023 – payable of $2,192) from the CEO.

9. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the nine months ended September 30, 2024 and 2023 are as follows:

	2024	2023
Decrease (increase) in accounts receivable	$(3,320)	$(455,509)
Decrease (increase) in other receivable	11,898	103,998
Decrease (increase) in inventory	(2,506,568)	(2,205,697)
Decrease (increase) in prepaid expenses and deposits	1,240,649	26,200
Increase (decrease) in payroll taxes payable	26,581	43,738
Increase (decrease) in accounts payable and accrued liabilities	1,004,819	(152,474)
	$(225,941)	$(2,639,744)

10. Investments

During the year ended December 31, 2019, the Company entered into an agreement to purchase 10,000,000 shares of a privately owned US-based mobile phone development company for $50,000 – representing a 10% equity stake. The shares have been issued to the Company. As of September 30, 2024, and December 31, 2023, the Company had advanced a total of $24,423 and is advancing tranches of capital as required by the Company.

During the nine months ended September 30, 2024, $66,308 ($90,000 CAD) of the Company’s Guaranteed Investment Certificate (“GIC”) matured and the Company received $3,054 ($4,129 CAD) in interest income. During the same period, the Company reinvested the principal amount of $66,308 ($90,000 CAD) in a GIC. The GIC bears a variable interest rate and will mature on February 27, 2025. The anticipated earned interest on the GIC at maturity is $3,123 ($4,275 CAD).

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

During the nine months ended September 30, 2024, the Company signed a lease agreement for office space to be used as an R&D facility pursuant to a one-year lease with an option to extend the lease for an additional year, dated June 1, 2024, for a monthly rent of $3,600.

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

The Company’s right-of-use asset and lease liability as of September 30, 2024, and December 31, 2023, are as follows:

	September 30, 2024	December 31, 2023
Right-of-use asset	$658,152	$917,354
Current lease liability	$248,540	$328,229
Long-term lease liability	$433,214	$608,761

The following is a summary of the Company’s total lease costs:

	September 30, 2024	September 30, 2023
Operating lease cost	$331,057	$368,984

The following is a summary of cash paid during the nine months ended September 30, 2024 and 2023 for amounts included in the measurement of lease liabilities:

	September 30, 2024	September 30, 2023
Operating cashflow	$328,113	$378,102

The following are future minimum lease payments due as of September 30, 2024:

2025	$294,437
2026	275,720
2027	187,453
Total future minimum lease payments	757,610
Less: amount representing interest	(75,856)
Present value of future payments	681,754
Current portion	248,540
Long term portion	$433,214

12. Long term Debt

On May 4, 2022, the Company, as the guarantor, and Worksport New York Operations Corporation (“Worksport New York”), as the borrower (the “Borrower”) entered into a secured loan agreement (the “Loan Agreement”) with an external banking entity (the “Lender”) relating to the Company’s purchase of a 152,847 square-foot building situated on two parcels of land aggregating 18 acres of land located in West Seneca, New York (collectively, the “Property”) for a total purchase price of $8,150,000 on May 6, 2022. Under the terms of the Loan Agreement, the Borrower procured a total principal sum of $5,300,000, bearing an interest rate of the prime rate plus 2.25% annually, for the Company’s purchase of the Property and covering associated costs. To ensure the loan’s servicing over its duration, the Company allocated $667,409 into a specially designated account. By the close of June 30, 2024, this account’s balance had changed to $386,164, which is recorded under cash and cash equivalents in the accompanying financial statements. As of June 30, 2024, the outstanding principal and the accrued interest was an aggregate of $5,325,664. This outstanding balance and accrued interest were due on August 10, 2024.  The Company disclosed the material terms of the Loan Agreement in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2022. This loan was subsequently refinanced, which is addressed in more detail below.

On February 4, 2024, the Company and Worksport New York entered into a Forbearance Agreement with the Lender in connection with the Loan Agreement. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from commencing an action for judgement of foreclosure and sale, seeking an appointment of a receiver or collecting default accrued interest under the Loan until the occurrence of a Termination Event (as defined in the Forbearance Agreement) and the Company and Worksport waived all defenses in connection with the Worksport New York failure to maintain 1.20 to 1.0 debt service coverage ratio of operating income to debt service under the Loan for each of the trailing twelve (12) months ended December 31, 2023, and the indirect sale of equity securities of Worksport New York as a result of the Company’s sale equity securities in November 2023 (the “Existing Defaults”). Pursuant to the Forbearance Agreement, the definition of “Permitted Transfers” in the Loan Agreement was amended to include the transfer of direct or indirect interest in the Company solely through a stock sale for capital raising purposes, subject to certain conditions, including no occurrence of an Event of Default (other than the Existing Defaults), change in ownership or control of the Company, no new 10% or greater owners, and no involvement of Sanctioned Persons. The Borrower was required to provide prior notice to Lender and satisfactory reporting of the results of the capital raise.

On May 14, 2024, the Company successfully negotiated an extension of the maturity date for its $5.3 million Loan Agreement that was originally due on May 20th, 2024. The Company entered into an agreement with the lender to extend the maturity date to August 10th, 2024. The Company has since refinanced this loan.

On July 19, 2024, the Company, as the guarantor, and Worksport New York Operations Corporation as well as Worksport USA Operations Corporation, entered into a $6,000,000 Revolving Financing and Assignment Agreement with an external lending entity with a maturity of 24 months from initial funding (July 2026). Upon transaction close, the Company drew down approximately $5.06 million of the Revolving Credit Facility, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000 to fund operations. At September 30, 2024, the outstanding balance of this loan was $3,888,740 (net of issuance costs).

On September 4, 2024, the Company, through its wholly owned subsidiary, Worksport USA Operations Corporation, entered into a $1,487,200 credit and security agreement with an external lending entity with a maturity of 36 months from initial funding (September 2027). Upon transaction close, the Company received net proceeds of $1,437,998 (net of issuance costs). The Company and its wholly owned subsidiary, Worksport New York Operations Corporation, serve as guarantors on the loan.

During the year ended December 31, 2020, the Company received $28,387 ($40,000 CAD) interest-free from the Government of Canada as part of the COVID-19 small business relief program. Repaying the balance of the loan on or before December 31, 2023 resulted in loan forgiveness of 25 percent (25%). As of September 30, 2022, the Company made the repayment of $28,387 ($40,000 CAD) and, as of February 14, 2023, received the forgiven debt of $7,493 ($10,000 CAD). As at September 30, 2024 and December 31, 2023, there are no amounts owing, and the loan has been fully settled.

13. Loss per Share

For the three and nine months ended September 30, 2024, loss per share is $0.14 and $0.47 (basic and diluted) compared to the three and nine months ended September 30, 2023, of $0.23 and $0.65 (basic and diluted) using the weighted average number of shares of 29,432,794 and 25,540,754 (basic and diluted) as of September 30, 2024 and 17,429,685 and 17,252,521 (basic and diluted) as of September 30, 2023, respectively.

There are 299,000,000 shares authorized with 30,920,397 and 17,436,805 shares issued and outstanding, as at September 30, 2024 and 2023, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As of September 30, 2024, the Company has 22,912,764 warrants convertible to 23,212,764 common shares, 357,018 restricted stock to be issued, 300,000 performance stock units and 5,848,056 stock options exercisable for 5,848,056 common shares for a total underlying common shares of 29,717,838. As of September 30, 2023, the Company has 3,939,924 warrants convertible to 4,239,924 shares of common stock, 170,212 restricted stock to be issued, 300,000 performance stock units and stock options exercisable for 3,576,256 shares of common stock, for a total underlying shares of common stock of 8,286,392.

14. Warrants

During the nine months ended September 30, 2024, in connection with the sale of 2,372,240 shares of common stock, the Company also sold 1,477,892 pre-funded warrants and issued 7,700,264 warrants exercisable for a total of 7,700,264 shares of common stock for $0.0001 and $0.74, respectively, per share. The Company received net proceeds of $1,093,492 associated with the sale of the pre-funded warrants. The pre-funded warrants are immediately exercisable until all of the pre-funded warrants are exercised . During the same period, 1,477,892 pre-warrants  were exercised for 1,477,892 shares of common stock for $15.

During the nine months ended September 30, 2024, the Company closed a sale of 950,000 shares of common stock. In connection with the sale of common stock the Company issued 1,900,000 warrants. The warrants have an exercise price of $0.40 and an expiration date of September 21, 2029.

During the nine months ended September 30, 2024, 130,909 warrants issued on August 3, 2021 and 3,446,515 warrants issued on August 6, 2021, all of which having an exercise price of $6.05, expired.

During the year ended December 31, 2023, in connection with the sale of 1,925,000 shares of common stock in a registered direct offering, the Company also sold 1,575,000 pre-funded warrants and 7,000,000 warrants exercisable for 7,000,000 shares of common stock for $0.0001 and $1.34, respectively, per share. The Company received net proceeds of $2,110,342 associated with the sale of the pre-funded warrants. During the same period, 887,000 pre-funded warrants were exercised for 887,000 shares of common stock for $89. During the nine months ended September 30, 2024, the remaining 688,000 pre-funded warrants were exercised for 688,000 shares of common stock for $69. Further, during this same period, the Company induced the exercise of 7,000,000 warrants at a reduced exercise price of $0.5198 per share in consideration for the Company to issue new warrants to purchase up to 12,950,000 additional shares of common stock – resulting in gross proceeds of approximately $3,638,000 received by the Company.

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

As of September 30, 2024, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$2.40	62,500	0.47	March 20, 2025
$4.00	300,000	2.25	December 31, 2026
$0.74	7,700,264	4.98	September 20, 2029
$0.40	1,900,000	4.98	September 21, 2029
$0.52	12,950,000	5.16	November 26, 2029
	22,912,764	5.03

The average remaining contractual life of outstanding warrants that expire is 5.03 years.

	September 30, 2024		December 31, 2023
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	11,627,924	$2.42	3,939,924	$5.84
Issuance	24,028,156	$0.55	8,575,000	$1.09
Expired	(3,577,414)	$6.05	-	$-
Exercise	(9,165,892)	$0.40	(887,000)	$0.0001
Balance, end of period	22,912,774	$0.63	11,627,924	$2.42

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

On July 23, 2024, the Company engaged in stock option repricing for certain employees, executive officers, and members of the board of directors of the Company. 5,388,956 stock options’ exercise prices were repriced to $0.7042, and all other criteria were unchanged. As a result of the modification in exercise prices, the Company recognized additional expense of $93,140 on the date of modification.

During the nine months ended September 30, 2024, the Company issued 804,600 stock options to employees and directors with exercise prices ranging from $0.57 to $1.37 and expiration dates ranging from February 1, 2029 to July 28, 2034. Of these stock options, 8,300 were subsequently cancelled.

During the year ended December 31, 2023, the Company issued 4,743,356 stock options to employees, directors, and consultants with exercise prices ranging from $1.44 to $4.20 and expiration dates ranging from January 30, 2028 to October 31, 2033. Of these stock options, 81,600 were subsequently cancelled.

	September 30, 2024		December 31, 2023
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of period	5,063,856	$1.96	785,000	$4.74
Granted	804,600	$0.78	4,743,356	$1.80
Cancelled	(20,400)	$(2.31)	(464,500)	$(5.02)
Balance, end of period	5,848,056	$0.73	5,063,856	$1.96

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on September 30, 2024
Stock options	$0.57-5.50	5,848,056	8.19	$0.73	1,798,750

As of September 30, 2024 and December 31, 2023, Terravis Energy Inc., a wholly owned subsidiary of the Company, has the following options outstanding:

	September 30, 2024		December 31, 2023
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of period	1,350,000	$0.01	1,350,000	$0.01
Granted	-	$-	-	$-
Balance, end of period	1,350,000	$0.01	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on September 30, 2024
Stock options	$0.01	1,350,000	7.53	$0.01	1,350,000

16. Warrant Inducement

On May 9, 2024, the Company entered into a warrant inducement agreement (the “Inducement”) with the holder of existing warrants to purchase an aggregate 7,000,000 shares at a reduced exercise price of $0.5198. Pursuant to the Inducement, the exercising holder of the existing warrants received 12,950,000 inducement warrants and the Company received $3,639,000 from the exercise of the existing warrants. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from both the adjustment in exercise price of the existing warrants and the fair value of the inducement warrants issued using the Black Scholes model. The total incremental fair value of $4,996,000 is recorded as a non-cash deemed dividend. The proceeds of the warrant inducement and issuance of 2,840,000 shares of common stock are recorded as capital in excess of par. The obligation to issue the remaining 4,160,000 shares was originally recorded as a share subscription payable. During the nine months ended September 30, 2024, the Company issued 2,383,000 out of the 4,160,000 shares to be issued.

17. Rental Income

During the year ended December 31, 2022, the Company entered into a sublease agreement for its warehouse in Mississauga, Ontario, Canada. The sublease commenced on September 15, 2022, and ended on May 31, 2024 at $15,515 ($19,992 CAD) per month.

During the nine months ended September 30, 2024, the Company recognized rental income of $76,866 (2023 - $139,892).

18. Subsequent Events

The Company has evaluated subsequent events through November 13, 2024. The following events occurred after the quarter ended September 30, 2024:

●	On October 3, 2024, the Company announced its first partnership with a government agency for the sale of Worksport tonneau covers. This government agency has a fleet of an estimated two million pickup trucks nationwide.

●	On October 9, 2024, the Company announced it is expanding its product line to include tonneau covers compatible with the Rivian R1T electric pickup truck.

●	On October 17, 2024, the Company announced a strategic cost-saving initiative to cut $1.5 million in annual expenses without negatively impacting revenues.

●	On October 17, 2024, the Company announced The Nasdaq Stock Market LLC provided formal notice that the Company is eligible for an additional 180 calendar days to regain compliance with the minimum $1 bid requirement under Nasdaq Listing Rule 5550(a)(2).

●	On October 23, 2024, the Company announced its targeted market release of its highly anticipated AL4 Premium Tonneau Cover to be dated December 15th, 2024, with a complementary preorder campaign announced as of October 29, 2024.

●	On October 31, 2024, the Company announced that it’s SOLIS Solar tonneau cover has been improved to operate at 60V, thereby bringing a substantial cost savings to consumers and enabling a wider breadth of battery integrations.

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

Business Developments

The following highlights recent material developments in our business in the three months ended September 30, 2024:

●	On July 11, 2024, the Company launched a new dealer webpage to facilitate sales to tonneau cover dealers by offering a simplified ordering process.

●	On July 19, 2024, the Company, as the guarantor, and Worksport New York Operations Corporation as well as Worksport USA Operations Corporation, entered into a $6,000,000 Revolving Financing and Assignment Agreement with an external lending entity with a maturity of 24 months from initial funding (July 2026). Upon transaction close, the Company drew down approximately $5.06 million of the Revolving Credit Facility, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000 to fund operations.

●	On July 23, 2024, the Company engaged in stock option repricing for certain employees, executive officers, and members of the board of directors of the Company. All included options’ exercise prices were repriced to $0.7042 – the closing price per share of the Company’s Common Stock as reported on The Nasdaq Stock Market on July 23, 2024. The Repriced Options consisted of certain outstanding stock options that had been granted under the Company’s 2015 Equity Incentive Plan, the 2021 Equity Incentive Plan and 2022 Stock Incentive Plan as of the Effective Date.

●	On August 6, 2024, through a partnership with Firework, the Company launched a new live sales feature to drive direct to consumer sales.

●	On August 13, 2024, the Company hosted its first live earnings call.

●	On September 3, 2024, the Company launched its new Dealer Sales Initiative, which represents a sharp expansion of its sales team to driver sales amount dealers.

●	On September 4, 2024, the Company announced an expansion of it’s product lines to service a wider range of truck models.

●	On September 4, 2024, the Company, through its wholly owned subsidiary, Worksport USA Operations Corporation, entered into a $1,487,200 credit and security agreement with an external lending entity with a maturity of 36 months from initial funding (September 2027). Upon transaction close, the Company received net proceeds of $1,437,998. The Company and its wholly owned subsidiary, Worksport New York Operations Corporation, serve as guarantors on the loan.

●	On September 11, 2024, the Company published results from a lab test in which it found that the COR Hub + Battery, which carries over 1.7 kWh of power, added approximately seven miles of range to a Tesla Model 3 when used as a Level 1 power source.

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

Inflation has fallen since it’s 2022 highs, although inflation rates are still above the Federal Reserve’s target rate of 2%. Additionally, for the first time since the Federal Reserves’ sharp post-Covid interest rate hike, during it’s September meeting, the Federal Reserve announced it is lowering the overnight borrowing rate by 50 basis points, and it gave guidance of an additional 50 basis point cut by end of FY24. It is possible these interest rate cuts result in an increase in inflation.

Gasoline Prices and Supply Chain Issues

We faced significantly higher ocean freight, trucking, and container handling costs as well as last mile delivery costs in 2021 and 2022 than we did in previous years – all of which have increased our products’ landed costs. Higher oil and gasoline prices further increased these costs, and while such prices have come down from their 2022 highs, we continue to closely monitor gasoline and shipping costs. While the Freight Rate Index has significantly increased since late 2023 as a result of Houthi attacks against cargo ships in the Red Sea and the concurrent decline in activity across the Panama Canal, the shipping routes used by the Company have not faced dramatic price hikes. Regardless, the Company is closely monitoring international shipping costs. Further, there is a risk of worker strikes within our supply chain, such as the October US port workers strike that was postponed to January, 2025, causing higher import prices for our raw materials and finished goods.

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

While we do not have any direct operations or significant sales in the Middle East, geopolitical tensions and ongoing conflicts in the region, particularly between Israel and Hamas, and more recently Israel and Hezbollah, may lead to global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of the Israeli wars, including related geopolitical tensions, and the measures and actions taken by other countries in respect thereof, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to predict the impact of any of the foregoing, the Israeli wars may increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

Net Sales

For the three months ended September 30, 2024, net sales from our entire line of products was $3,122,359, as compared to $458,483 for the three months ended September 30, 2023. Year-over-year net sales increased by approximately 581%. For the three months ended September 30, 2024, net sales generated in Canada was $28,751 as compared to $4,225 for the same period in 2023. For the three months ended September 30, 2024, net sales generated in the United States was $3,093,608 compared to $454,258 for the same period in 2023, an increase of 581% .

Net sales increased during the three months ended September 30, 2024 compared to the same period the prior year due to increased sales of tonneau covers to a private label partner, various dealers and distributors, and end users via the Company’s online marketplaces. The Company continues to focus on establishing new and strengthening existing business-to-consumer and business-to-business sales channels while also strengthening customer support to increase customer satisfaction and enable high product turnover. For business-to-consumer channels, we have configured our product offerings in a manner conducive with cost-effective marketing, allowing us to securely invest in marketing and sales campaigns. For business-to-business channels, we have created all necessary marketing/sales materials, policies, and teams as well as an online dealer marketplace, and we are now actively contacting thousands of leads and presenting our product offerings to various dealers, jobbers, and retailers across the United States and Canada. We intend to gradually increase output capacity through refined production processes and increased personnel.

Net sales from online retailers of our products increased from $21,599 during the three months ended September 30, 2023, to $1,594,368 during the three months ended September 30, 2024. Online retailers accounted for 51% of total net sales for the three months ended September 30, 2024, compared to 5% for the three months ended September 30, 2023. Distributor net sales increased for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, with net sales of $114,681 and $4,225, respectively. Distributors accounted for 4% of total net sales for the three months ended September 30, 2024. Private label net sales increased from $432,659 for the three months ended September 30, 2023, to $1,413,310 for the three months ended September 30, 2024. Private label net sales accounted for 45% of total net sales for the three months ended September 30, 2024. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the U.S. and Canadian markets.

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

Cost of Sales

Cost of sales increased by 680%, from $368,796 for the three months ended September 30, 2023, to $2,875,186 for the three months ended September 30, 2024. Our cost of sales, as a percentage of net sales, was approximately 92% and 80% for the three months ended September 30, 2024 and 2023, respectively. Our cost of sales as a percentage of net sales increased primarily driven by two factors: (1) strategic discounting aimed at boosting traffic to our direct-to-consumer online marketplace, and (2) overhead allocation associated with sold inventory produced in previous periods, which had limited production volumes. Our discounting strategy is part of a broader initiative to enhance market presence and build brand awareness. We anticipate that this will position us for sustained customer engagement in future periods, during which discounting may not be necessary to the same extent. Additionally, overhead absorption was higher due to the allocation of fixed costs over a smaller production volume in prior periods. As production volume grows and our manufacturing process becomes more efficient, we expect to allocate these costs across a larger base. This scaling will be facilitated by reallocating more of our existing human capital and machinery resources from design engineering and testing functions toward production. This shift is intended to support ongoing production increases and drive long-term efficiencies in our cost structure.

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

Operating Expenses

Operating expenses increased for the three months ended September 30, 2024 by $143,193, from $4,009,196 for the three months ended September 30, 2023 to $4,152,389, due to the following factors:

●	General and administrative expenses decreased by $216,233, from $3,091,488 in 2023 to $2,875,255 in 2024. General and administrative is constant with a slight decrease compared to prior year as the Company begins to shift its focus to production and research and development activities.

●	Sales and marketing expenses increased by $280,391, from $380,847 for 2023 to $661,238 for 2024. The increase in sales and marketing is primarily attributable to the Company’s marketing campaign to create brand and product awareness.

●	Professional fees, which include accounting, legal, and consulting fees, increased from $539,126 in 2023 to $621,728 in 2024. The increase in professional fees was due primarily to payment of commissions to third parties, stock options modification, and its associated fees.

●	We realized a gain on foreign exchange of $5,832 during 2024, compared to a gain on foreign exchange of $2,265 for the prior period due to conversions between CAD and USD.

Other Income and Expenses

We reported net other expenses for the three months ended September 30, 2024 of $229,701, compared to a $29,789 for three months ended September 30, 2023. Net other expenses can be attributed to increased interest expense and decreased rental income.

Net Loss

Net loss for the three months ended September 30, 2024 was $4,134,917, compared to a net loss of $3,949,298 for the three months ended September 30, 2023 – an increase of 4.7%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, research and development, manufacturing, and supply chain.

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

Net Sales

For the nine months ended September 30, 2024, net sales from our entire line of products was $5,556,535, as compared to $690,259 for the nine months ended September 30, 2023. Year-over-year net sales increased by approximately 705%. For the nine months ended September 30, 2024, net sales generated in Canada was $80,530 as compared to $6,961 for the same period in 2023. For the nine months ended September 30, 2024, net sales generated in the United States was $5,476,005 compared to $683,298 for the same period in 2023, an increase of 701% .

Net sales increased during the nine months ended September 30, 2024 compared to the same period the prior year due to increased net sales of tonneau covers to a private label partner, various dealers and distributors, as well as end users via the Company’s online marketplaces. The Company continues to focus on establishing new and strengthening existing business-to-consumer and business-to-business net sales channels while also strengthening customer support to increase customer satisfaction and enable high product turnover. For business-to-consumer channels, we have configured our product offerings in a manner conducive to cost-effective marketing, allowing us to securely invest in marketing and sales campaigns. For business-to-business channels, we have created all necessary marketing/sales materials and policies as well as an online dealer marketplace, and we are now actively contacting thousands of leads and presenting our product offerings to various dealers, jobbers, and retailers across the United States and Canada. We intend to gradually increase output capacity through refined production processes and increased personnel.

Net sales from online retailers of our products increased from $62,827 during the nine months ended September 30, 2023, to $2,446,053 during the nine months ended September 30, 2024. Online retailers accounted for 44% of total net sales for the nine months ended September 30, 2024, compared to 9% for the nine months ended September 30, 2023. Distributor net sales increased for the nine months ended September 30, 2024, compared with the nine months ended September 30, 2023, with net sales of $204,158 and $6,961, respectively. Distributor net sales accounted for 4% of total net sales for the nine months ended September 30, 2024. Private label net sales increased from $620,471 for the nine months ended September 30, 2023, to $2,906,324 for the nine months ended September 30, 2024. Private label net sales accounted for 52% of total net sales for the nine months ended September 30, 2024. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the U.S. and Canadian markets.

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

Cost of Sales

Cost of sales increased by 818%, from $541,841 for the nine months ended September 30, 2023, to $4,975,277 for the nine months ended September 30, 2024. Our cost of sales, as a percentage of net sales, was approximately 89% and 78% for the nine months ended September 30, 2024 and 2023, respectively. Our cost of sales as a percentage of net sales increased primarily driven by two factors: (1) strategic discounting aimed at boosting traffic to our direct-to-consumer online marketplace, and (2) overhead allocation associated with sold inventory produced in previous periods, which had limited production volumes. Our discounting strategy is part of a broader initiative to enhance market presence and build brand awareness. We anticipate that this will position us for sustained customer engagement in future periods, during which discounting may not be necessary to the same extent. Additionally, overhead absorption was higher due to the allocation of fixed costs over a smaller production volume in prior periods. As production volume grows and our manufacturing process becomes more efficient, we expect to allocate these costs across a larger base. This scaling will be facilitated by reallocating more of our existing human capital and machinery resources from design engineering and testing functions toward production. This shift is intended to support ongoing production increases and drive long-term efficiencies in our cost structure.

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

Operating Expenses

Operating expenses increased for the nine months ended September 30, 2024 by $700,094, from $11,336,594 for the nine months ended September 30, 2023 to $12,036,668, due to the following factors:

●	General and administrative expenses increased by $1,530,058, from $6,965,901 in 2023 to $8,495,959 in 2024. The increase was related to increased research and development activities, increased employment of support personnel including engineers, and increases in wages and salaries as we seek to expand our operations and further develop our products.

●	Sales and marketing expenses decreased by $267,103, from $1,473,910 for 2023 to $1,206,807 for 2024. The decrease in sales and marketing is primarily attributable to the completion of several marketing agreements and lower cost of in-house marketing campaigns to create brand and product awareness.

●	Professional fees, which include accounting, legal, and consulting fees, decreased from $2,899,190 in 2023 to $2,332,069 in 2024. The decrease in professional fees was due primarily to insourcing of certain business processes and fewer equity grants to third parties for services rendered.

●	We realized a loss on foreign exchange of $1,853 during 2024, compared to a gain on foreign exchange of $2,407 for the prior period due to conversions between CAD and USD.

Other Income and Expenses

We reported net other expenses for the nine months ended September 30, 2024 of $407,543, compared to net expenses of $81,847 for the nine months ended September 30, 2023. Other expenses can be attributed to decreased interest and rental income.

Net Loss

Net loss for the nine months ended September 30, 2024 was $11,862,973, compared to a net loss of $11,270,023 for the nine months ended September 30, 2023 – an increase of 5.3%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, research and development, manufacturing, and supply chain.

Liquidity and Capital Resources; Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three and nine months ended September 30, 2024, the Company had a net loss of $4,134,917 (2023 – $3,949,298) and $11,862,973 (2023 – $11,270,023), respectively. As of September 30, 2024, the Company has working capital of $5,880,926 (December 31, 2023 – $1,956,894) and had an accumulated deficit of $60,176,150 (December 31, 2023 – $48,313,177). The Company has not generated profit from operations since inception and to date has relied on debt and equity financings for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

Despite the Company having completed its purchasing of large manufacturing machinery for current output needs, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its ramp-up of manufacturing and increasing sales volumes in the second half of 2024, which should mitigate the effects of operational costs on cash and cash equivalents; this view is supported by the fact that the manufacturing facility of the Company was completed for initial production output in 2023 and started to generate revenue in the third quarter of 2023, registering its highest quarterly sales total in the Company’s history in the third quarter of 2024.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. As of September 30, 2024, the Company has sold and issued 604,048 shares of common stock in consideration for net proceeds of $780,356 under the ATM Agreement.

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

On July 19, 2024, the Company, as the guarantor, and Worksport New York Operations Corporation as well as Worksport USA Operations Corporation, entered into a $6 million Revolving Financing and Assignment Agreement with an external lending entity, Amerisource Business Capital. Upon transaction close, the Company drew down approximately $5.06 million of the Revolving Credit Facility, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000 to fund operations.

On September 4, 2024, the Company, through its wholly owned subsidiary, Worksport USA Operations Corporation, entered into a $1,487,200 credit and security agreement with an external lending entity with a maturity of 36 months from initial funding (September 2027). Upon transaction close, the Company received net proceeds of $1,437,998. The Company and its wholly owned subsidiary, Worksport New York Operations Corporation, serve as guarantors on the loan.

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

Cash Flow Activities

Cash decreased from $3,365,778 at December 31, 2023, to $1,857,685 at September 30, 2024 – a decrease of $1,508,093 or 45%.

As of September 30, 2024, we had current assets of $8,887,057 (December 31, 2023 – $9,123,506) and current liabilities of $3,006,131 (December 31, 2023 – $7,166,612). As of September 30, 2024, we had working capital of $5,880,926 (December 31, 2023 – $1,956,894) and an accumulated deficit of $60,176,150 (December 31, 2023 – $48,313,177).

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2024 was $7,959,212, compared to $8,194,347 in the prior period. While net loss increased by $592,950 and non-cash payments decreased by $1,585,718, they were more than offset by a $2,413,803 decrease in cash used in operating assets and liabilities relative to the prior period, which reflects the Company’s improved inventory storage and consumption efficiency.

Accounts receivable increased at September 30, 2024 by $3,320 and increased by $455,509 in the prior period. This small increase relative to the prior period was due to there being a small increase in business-to-business sales relative to the prior period.

Inventory increased at September 30, 2024 by $2,506,568, and at September 30, 2023 by $2,205,697, as a result of our purchasing more raw materials for increased output to fulfill rising demand for our domestically-produced tonneau covers. Prepaid expenses and deposits decreased by $1,240,649 at September 30, 2024, and decreased by $26,200 at September 30, 2023 due to deposits used and made by us for the purchase of inventory.

Accounts payable and accrued liabilities increased at September 30, 2024 by $1,004,819 compared to a decrease of $152,474 in the prior period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $500,760 compared to $3,512,469 in the prior period. The decrease in investing activities was primarily attributable to higher capital expenditure on various manufacturing equipment in 2023.

Financing Activities

Net cash generated by financing activities for the nine months ended September 30, 2024 was $6,951,879 compared to net cash generated by financing activities of $51,637 in the prior period. Cash generated from financing activities increased as the Company issued additional shares, warrants and access to credit lines compared to 2023.

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

Subsequent Events

●	On October 3, 2024, the Company announced its first partnership with a government agency for the sale of Worksport tonneau covers. This government agency has a fleet of an estimated two million pickup trucks nationwide.

●	On October 9, 2024, the Company announced it is expanding its product line to include tonneau covers compatible with the Rivian R1T electric pickup truck.

●	On October 17, 2024, the Company announced a strategic cost-saving initiative to cut $1.5 million in annual expenses without negatively impacting revenues.

●	On October 17, 2024, the Company announced The Nasdaq Stock Market LLC provided formal notice that the Company is eligible for an additional 180 calendar days to regain compliance with the minimum $1 bid requirement under Nasdaq Listing Rule 5550(a)(2).

●	On October 23, 2024, the Company announced its targeted market release of its highly anticipated AL4 Premium Tonneau Cover to be dated December 15th, 2024, with a complementary preorder campaign announced as of October 29, 2024.

●	On October 31, 2024, the Company announced that its SOLIS Solar tonneau cover has been improved to operate at 60V, thereby bringing a substantial cost savings to consumers and enabling a wider breadth of battery integrations.

Item 6. Exhibits

EXHIBIT No.	DESCRIPTION

10.1	Revolving Financing and Assignment Agreement, dated July 19, 2024, by and between Worksport New York Operations Corporation and Worksport USA Operations Corporation and Amerisource Funding, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Worksport Ltd. filed on July 25, 2024).
10.2	Commercial Promissory Note, dated July 19, 2024, by Worksport New York Operations Corporation, and Worksport USA Operations Corporation to the benefit of Amerisource Funding, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Worksport Ltd. filed on July 25, 2024).
10.3	Credit and Security Agreement dated September 4, 2024, between Worksport USA Operations Corporation and Loeb Term Solutions LLC. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Worksport Ltd. filed on September 10, 2024).
10.4	Term Promissory Note, dated September 4, 2024, by Worksport USA Operations Corporation to the benefit of Loeb Term Solutions LLC. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Worksport Ltd. filed on September 10, 2024).
10.5	The Securities Purchase Agreement, dated September 19, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Worksport Ltd. filed on September 20, 2024).
31.1*	Section 302 Certification of Chief Executive Officer and President.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certifications of Chief Executive Officer and President.
32.2**	Section 906 Certifications of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: November 13, 2024	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer and President (Principal Executive Officer)

Dated: November 13, 2024	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer (Principal Financial and Accounting Officer)

