Form 10-K
period 2024-12-31
Worksport Ltd
filed 2025-03-27
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $28,617,609, based on a closing price of $7.79 per share of common stock.

As of March 27, 2025, the Registrant had 4,795,521 shares of common stock, par value $0.001 per share, issued and outstanding.

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

Unless otherwise indicated, all share and per share amounts in this Annual Report on Form 10-K, including in the consolidated financial statements and notes, have been retroactively adjusted to reflect the 1:10 stock split that was effected on March 18, 2025 for all periods presented.

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

PART I

ITEM 1. BUSINESS

Overview

Worksport Ltd., through its subsidiaries, designs, develops, and manufactures innovative products for various markets including automotive accessories, consumer electronics, and both residential and commercial HVAC system markets. Worksport is able to monetize and protect its products through a large and growing intellectual property (“IP”) portfolio with patents and trademarks relating to, among other things, tonneau covers, solar integrated tonneau covers, portable power stations, NP (non-parasitic) hydrogen-based green energy systems, residential heating and cooling systems (heat pumps), and electric vehicle-charging stations. Worksport seeks to provide consumers with next-generation automotive accessories through the production of our innovative line of tonneau covers for light trucks while capitalizing on growing consumer interest in clean energy solutions and power grid independence through the launch of its forthcoming solar tonneau cover (Worksport SOLIS) and mobile battery generator system (Worksport COR). Worksport’s subsidiary, Terravis Energy, is poised to revolutionize the local and global markets for efficient home and commercial heat pumps through its groundbreaking Aetherlux Heat Pump.

Corporate History

The Company’s corporate history and business overview are described in detail in our most recent registration statement on Form S-1, filed with the SEC on July 3, 2024, which is incorporated herein by reference. Since that filing, the Company has undertaken certain material developments, as described below.

Recent Offerings

February 2025 Inducement Letter; New Warrants

On February 27, 2025, we entered into a common stock warrant exercise inducement offer letter (the “2025 Inducement Letter”) with a certain holder (the “Holder”) of existing warrants to purchase shares of our common stock at an exercise price of $5.198 per share, issued on May 29, 2024 (the “May 2024 Existing Warrants”), pursuant to which the Holder agreed to exercise for cash its May 2024 Existing Warrants to purchase an aggregate of 1,295,000 shares of our common stock at $5.198 per share, in consideration for our agreement to issue new warrants (the “2025 Inducement Warrants”), to purchase an aggregate of 1,424,500 shares of our common stock at an exercise price of $6.502 per share, subject to adjustment for stock splits, recapitalizations and reorganizations and beneficial ownership limitations as described therein. Each 2025 Inducement Warrant is exercisable six months after issuance, or August 27, 2025, until five and a half-year anniversary from the date of issuance. We received proceeds of $6,731,410 before deducting placement agent fees and other offering expenses payable by the Company upon the exercise of the May 2024 Existing Warrants. If all of the 2025 Inducement Warrants are exercised for cash, we will receive gross proceeds of approximately $9.3 million. We will file a registration statement on Form S-1 registering the shares of common stock issuable upon the exercise of the May 2024 Existing Warrants. The New Warrants can be exercised on a cashless basis if there is not an effective registration statement effective or prospectus available for the shares of common stock underlying the such warrants. 539,500 hares that are issuable from the exercise of the May 2024 Existing Warrants are held in abeyance as of March 27, 2025.

ATM Offering

On November 5, 2024, we increased our at-the-market offering program, filing a prospectus supplement to register the sale of an additional $4,134,000 in shares of our common stock under the sales agreement with H.C. Wainwright & Co.

Offering to Chief Executive Officer

On November 19, 2024, our Chief Executive Officer and President, Steven Rossi, entered into a Stock Purchase Agreement, pursuant to which he acquired 3,334 shares of common stock at a purchase price of $7.50 per share, representing a 44% premium above the then-market price. The transaction was executed as a private placement, and the shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D. The proceeds from the sale, totaling approximately $25,000, were designated for working capital and general corporate purposes.

2024 Private Offering

On September 19, 2024, we entered into a Securities Purchase Agreement with an investor pursuant to which we issued and sold 95,000 shares of our common stock at a purchase price of $4.00 per share. As part of the agreement, we also issued warrants to purchase up to 190,000 shares of common stock at an exercise price of $4.00 per share, exercisable for a period of five years from the date of issuance. The warrants contain standard adjustment provisions for stock splits, recapitalizations and reorganizations and include beneficial ownership limitations to prevent the purchaser from exceeding certain ownership thresholds. The offering was conducted pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D pursuant to the purchaser’s representation as an accredited investor.

2024 Note

On September 4, 2024, we entered into a Credit and Security Agreement with a lender, pursuant to which we issued a $1,487,200 term promissory note (the “2024 Note”). The 2024 Note bears interest at the lesser of (i) the prime rate plus 7.00% per annum and (ii) the maximum rate allowed by law and is secured by a mortgage on the Company’s industrial equipment collateral. The repayment of the 2024 Note is structured in 155 weekly installments. In the event of default, the lender has the right to demand immediate repayment of the outstanding balance, including accrued interest, fees and all other amounts due under the agreement.

May 2024 Inducement Letter; New Warrants

On May 29, 2024, we entered into an Inducement Letter with a certain investor who had purchased warrants on November 2, 2023 (the “Existing Warrants”), exercisable for 700,000 shares of our common stock for $13.40 per share. As part of the agreement, the investor exercised their Existing Warrants to buy 700,000 shares of our common stock at a reduced price of $5.198 per share. In consideration for the investor exercising the Existing Warrants, we issued the investor warrants (the “New Warrants”) to purchase 1,295,000 shares of our common stock for $5.198 per share, subject to adjustment for stock splits, recapitalizations, and reorganizations and beneficial ownership limitations as described therein (or via a cashless exercise in the event there is not a registration statement effective at the time of exercise). Each New Warrant is exercisable six months after issuance, or November 29, 2024, until five and a half-year anniversary from the date of issuance. We received net proceeds of $3,363,898, after deducting commissions and expenses, upon the exercise of the Existing Warrants. If all of the New Warrants are exercised for cash, we will receive gross proceeds of approximately $6.7 million. We filed a registration statement on Form S-1 (File No. 333-280676) registering the shares of common stock issuable upon the exercise of the New Warrants. The SEC declared the registration statement effective on July 12, 2024. The New Warrants can be exercised on a cashless basis if there is not an effective registration statement effective or prospectus available for the shares of common stock underlying the such warrants.

March 2024 Direct Offering and Concurrent Private Offering

On March 18, 2024, we entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with a certain institutional investor (the “2024 Purchaser”) pursuant to which we sold, in a registered direct offering, an aggregate of (i) 237,224 shares (the “2024 Shares”) of common stock and (ii) 147,790 Pre-Funded Warrants (the “2024 Pre-Funded Warrants”) to purchase up to 147,790 shares of common stock (the “2024 Pre-Funded Warrant Shares”). The offering price per 2024 Share was $7.40, and the offering price per 2024 Pre-Funded Warrant was $7.399.

The 2024 Shares, the 2024 Pre-Funded Warrants and the 2024 Pre-Funded Warrants Shares were offered pursuant to our Form S-3 Registration Statement (File No. 333-267696) (the “Form S-3”) as supplemented by a prospectus supplement and accompanying base prospectus dated March 18, 2024, filed with the SEC on March 19, 2024 pursuant to Rule 424(b)(5) promulgated under the Securities Act. The registered direct offering closed on March 20, 2024.

We received net proceeds of approximately $2.59 million from the offering, after deducting the estimated offering expenses payable by us, including the tail fees payable to Maxim Group LLC. We intend to use the net proceeds from the offering for general corporate purposes, including working capital.

In a concurrent private placement, we issued the 2024 Purchaser warrants to purchase an aggregate of 770,027 shares of common stock for $7.40 per share. Under the warrants, we are obligated to register the shares underlying the warrants on a registration statement on Form S-3 (or other applicable form). If at the time, there is no effective registration statement available for the shares of common stock underlying the warrants, the warrants may be exercised via a “cashless exercise.” We will not receive any proceeds from any warrants exercised by a “cashless exercise.”

March 2024 S-3 Shelf Bringdown

On March 20, 2024, we received net proceeds of approximately $2.63 million through a registered direct offering pursuant to which the Company issued 237,224 shares of common stock and 147,790 Pre-Funded Warrants to the same institutional investor as in the Company’s registered direct offering on November 2, 2023. Concurrently with the registered direct offering, we issued the institutional investor 770,027 warrants in a private sale. The warrants are exercisable for 770,027 shares of common stock for $7.40 per share six months after issuance until five and a half years from the issuance date, subject to beneficial ownership limitations as described in the warrants. We. registered the 770,027 shares of common stock underlying the warrants on a Form S-1 (333-278461) which was declared effective by the SEC on April 8, 2024.

November 2023 S-3 Shelf Bringdown

On November 2, 2023, we received net proceeds of approximately $4.26 million through a registered direct offering pursuant to which we issued 192,500 shares of common stock and 157,500 Pre-Funded Warrants to an institutional investor. Concurrently with the registered direct offering, we issued the same institutional investor 700,000 warrants in a private sale. The warrants are exercisable for 700,000 shares of common stock for $13.40 per share six months after issuance and until five and a half years from the issuance date, subject to beneficial ownership limitations as described in the warrants. The Company registered the 700,000 shares of common stock underlying the warrants on a Form S-1 (333-276241) which was declared effective by the SEC on December 29, 2023.

Revolving Financing and Assignment Agreement

On July 19, 2024, the Company, through its wholly-owned subsidiaries, Worksport New York Operations Corporation and Worksport USA Operations Corporation entered into a Revolving Financing and Assignment Agreement with Amerisource Funding, Inc. for a revolving credit facility of $6 million. The facility was used to refinance the Company’s mortgage on the Company’s West Seneca, New York property, with $937,000 remaining for future financing at the Company’s discretion. The agreement also includes a guaranty from the company and its subsidiary, as well as a security interest in assets and a springing equipment lien. The transaction closed on the same day and contains standard provisions for such deals.

Business Developments

The following highlights recent material developments in our business:

●	On February 13, 2025, we announced a strategic partnership with KULR Technology Group, Inc. (NASDAQ: KULR), focused on advancing battery technology and strengthening domestic manufacturing, including, without limitation, joint battery pack development, thermal runaway protection and AI-integrated battery management system software design.

●	On February 11, 2025, Worksport announced two major breakthroughs cold climate heat pump technology developed by its subsidiary, Terravis Energy. These breakthroughs eliminate the need of defrost cycles, a common heat pump drawback, and allow the heat pump (the AetherLux heat pump system) to operate in temperatures as low as -57°F, which is lower than the operating capabilities of commercially available heat pumps.

●	On January 28, 2025, we executed an agreement to appoint Coinbase as the official custodian for our cryptocurrency holdings.

●	On January 22, 2025, our subsidiary Terravis Energy announced two major technological advancements in heat pump technology, with commercial product launches anticipated in 2025.

●	On December 6, 2024, we announced a collaboration with Fox Business Network, which provided a live showcase of our upcoming product innovations. The event featured our SOLIS Solar Tonneau Cover, COR Battery Generator, and latest premium tonneau covers, generating substantial media exposure and reinforcing brand visibility among potential investors, customers, and industry stakeholders.

●	On December 5, 2024, we announced our decision to integrate Bitcoin and Ripple into our corporate treasury strategy, providing a hedge against inflationary risks and enhancing financial stability through diversified asset management.

5

●

On November 22, 2024, we announced a significant expansion in production capacity to accommodate the increasing demand for our SOLIS Solar Tonneau Cover and AL4 Premium Tonneau Cover. The expansion includes scaling manufacturing operations at our facilities, optimizing supply chain logistics, and enhancing production efficiency to meet growing customer orders.

●	In September and October 2024, we introduced new product models, including an innovative tonneau cover for the Rivian R1T and the HD3 Premium Tri-Fold Cover, an enhancement of our AL4 series. These new offerings strengthen our competitive position in the aftermarket automotive accessories segment, catering to a broader range of vehicle owners seeking high-quality, durable tonneau covers.

●	On October 3, 2024, we secured our first direct sales order from a U.S. government agency, marking a significant milestone in our B2B sales strategy. This initiative expands our commercial distribution network, opening new revenue channels with government agencies and fleet operators.

●	On September 30, 2024, we provided updates on our progress toward ISO 9000 certification, reinforcing our commitment to enhancing manufacturing quality and ensuring compliance with global production standards.

●	On July 11, 2024, we announced a new dealer portal, and provided an update on Worksport business-to-business sales. Visit www.worksportdealer.com for more information.

●	On June 26, 2024, we announced a development in our maximum power point tracking (MPPT) algorithm that greatly expands the compatibility and complementarity of our SOLIS Solar Tonneau Cover such that it can be used with a diverse array of portable power stations and power banks.

●	On June 20, 2024, we announced a record sales month for the Company, achieving $739,417 in single-month sales for May 2024 (unaudited). May 2024 sales were 332% higher than the monthly average of Q1 2024, underscoring Worksport’s rapidly growing sales trajectory.

●	On June 5, 2024, we announced the formation of a sales partnership with a prominent Midwest distributor within the automotive industry.

●	On May 29, 2024, we announced the issuance of a new utility patent from the United States Patent & Trademark Office related to our highly anticipated SOLIS Solar Tonneau Cover. The patent covers an innovative design that enhances the efficiency and energy capture capabilities of the SOLIS.

●	On May 8, 2024, we announced the awarding of a grant worth up to $2.8MM from the State of New York through its Excelsior Jobs Program for job creation and wage support. Combined with an electricity subsidy awarded through the New York Power Authority, these grants partially offset operational costs incurred as Worksport increases its manufacturing presence in New York.

●	On March 28, 2024, we announced receipt of solar panels required to begin production of the highly anticipated SOLIS Solar Tonneau Cover. This milestone marks a significant step forward, allowing the Company to begin initial production of the SOLIS Solar Tonneau Cover.

●	On February 23, 2024, we announced a new arrangement with Dix Performance North, Canada’s leading wholesaler of aftermarket car and truck products, for Dix to include our tonneau covers in their catalog. This strategic alliance is expected to make the Company’s range of covers widely available throughout Canada, accelerate our growth, and contribute to significant sales and revenue increases.

●	On February 7, 2024, we announced a collaboration with Infineon Technologies AG (FSE: IFX / OTCQX: IFNNY) pursuant to which we will use Infineon’s GaN power semiconductors GS-065-060-5-B-A in the converters for our portable power stations to increase efficiency and power density.

●	On January 3, 2024, we announced our strategic arrangement with NeuronicWorks Inc., a Toronto-based high-tech custom electronic product development and manufacturing company, to manufacture and assemble our COR battery system in preparation for the system’s anticipated Alpha release.

Segments and Products

We conduct our business in two reportable business segments, which are the same as our operating segments: Hard Tonneau Covers and Soft Tonneau Covers. Additional information describing the comparative segment revenues, operating profits and related financial information for 2024 and 2023 are provided in Note 18 – Segment Reporting, of Part III Item 8, Financial Statements and Supplementary Data, of this report.

Hard Tonneau Covers

Our hard line of tonneau covers includes tri- and quad-fold, aluminum covers. Our entire line of hard folding tonneau covers is manufactured in the U.S. and include our Quick Latch technology to allow single-sided operation. Our hard covers’ panels are made with ultra-thick, formed aluminum that provides superior dent resistance compared to those of other hard covers, and we protect those panels with a proprietary ceramic paint technology that’s scratch- and dent-resistant. Designed to auto index (center) in the truck bed and be only 7.5mm above the truck bed, the cover provides a low profile, sleek look and yet is easy to install.

Our hard tonneau cover line includes:

●	Developed

○	The Worksport AL3 – top-mounted hard tri-fold;

●	In Development

○	The Worksport HD3 – top-mounted hard tri-fold with additional latch and upgraded materials;
○	The Worksport AL4 – top-mounted hard fold with full truck bed access.

We began to produce our AL3 hard tonneau cover in August of 2023. We successfully launched the product and quickly began to ramp up production to meet demand. We have continuously made enhancements to our assembly line and machining configurations/investments to maximize production efficiency and lower costs of manufacturing each unit; we are currently capable of producing 90+units within a single 8-hour shift.

Our AL3, HD3, and AL4 hard tonneau covers will be available across both business-to-consumer and business-to-business sales channels. However, HD3 will be unique in that it will be exclusively priced for business-to-business customers, meaning its pricing in business-to-consumer sales channels will not be discounted in a way that undermines our business customers’ ability to effectively market and sell HD3s that they purchase from us. The HD3 builds on our AL3 design but uses enhanced materials and includes an extra latch to enhance robustness and user experience.

Soft Tonneau Covers

Our soft tonneau cover offering consists of vinyl wrapped tri- and quad-fold tonneau covers manufactured overseas in Meizhou, China and Foshan, China. These soft covers include our patented Quick Latch system, which allows the operator to open the cover by simply pulling a release cable – enabling single-sided operation. Each soft cover is fitted with a powder-coated, lightweight aluminum frame and rear cam latches as well as ultra-violet (UV) protected, vinyl tri-layer material that seals around the truck bed with a rubber gasket designed to protect cargo from moisture and debris.

Tri-fold soft covers are a lower cost option when compared to quad-fold tonneau covers which have the additional benefit of enabling full truck bed access by being foldable upwards toward the rear window of the truck. Worksport’s full bed access quad-fold soft cover is the market’s only soft vinyl flip up cover that can be either folded against the truck’s rear window while avoiding obstruction of the rear brake light on most truck models or secured like a traditional cover to avoid obstruction of the rear window.

Our soft tonneau cover line includes:

●	Developed

○	The Worksport SC3 – soft tri-fold introduced in 2011, first Worksport Ltd. product;
○	The Worksport SC4 – soft quad-fold with Quick Latch system.

●	In Development

○	The Worksport SCX – soft tri-fold with extendable frame.

Up and Coming Products: Energy Products

We are researching and developing various energy-based products, two of which are standalone items nearing production readiness - the Worksport SOLIS tonneau cover (“SOLIS”) and the Worksport COR energy storage system (“COR”). The COR has a Maximum Power Point Tracking (MPPT) system integrated into its design that allows for more flexible configurations of solar panels and our COR system, meaning the COR will be usable with our SOLIS or with other solar panels on the market with varying voltage inputs. If a consumer purchases our SOLIS without our COR, we will be able to offer similar flexibility by selling standalone MPPT units – allowing consumers to pair our SOLIS with various energy storage systems. The SOLIS and COR, which are both designed to mount tightly to the bed of a pickup truck, are unique in that, when paired, they have the capability of converting a pickup truck to a mobile microgrid power station – allowing Worksport to compete within niche markets in each the automotive aftermarket accessory, solar energy, and portable power station markets.

We are additionally researching and developing heat pumps that operate more efficiently in cold climates than other commercially available heat pumps. We have already developed and sold a first iteration of our cold climate heat pump – the Aetherlux Heat Pump – which has showcased exceptional efficiency test results, and we are developing an enhanced version that has demonstrated in a lab environment remarkable efficiency in heating and cooling across both extreme hot and cold climates.

Worksport SOLIS

The SOLIS, a tonneau cover with integrated solar panels, is a unique, folding tonneau cover design influenced by that of our top mounted hard tonneau cover but capable of handling additional solar panel weight without sacrificing user experience. It additionally includes cutting edge, monocrystalline, semi-flexible solar panels and a wiring management system designed to prevent wear and tear to its wires. Its solar panels are secured to aluminum alloy panels both mechanically and using specialized adhesives, which ensure the covers are extremely strong, durable, and secure. The SOLIS cover is intended to be sold as an Original Equipment Manufacturer product, as it can be integrated into the design of leading electric pickup trucks; consequently, we have and will continue to forge and develop relationships with such Original Equipment Manufacturers, including but not limited to Workhorse, Rivian, and Tesla as well as Toyota, Stellantis, General Motors, Ford, Nissan, Fisker, and Honda, as they develop and continue to release updated versions of their electric pickup truck lineups. The SOLIS will additionally be purchasable with or without a rail system add-on, which provides enhanced utility and enhanced weather resistance and sealing.

The solar panels that we plan to integrate into the SOLIS cover are capable of generating 170-180 watts per square meter. For example, as tested outdoors, the SOLIS cover is capable of generating approximately 460 watts of power on a RAM 6’5” truck bed. When integrated into the design of an electric pickup truck, this power generation can be converted to additional vehicle mileage. The specific added mileage is dependent on many factors including but not limited to the region of the world in which the vehicle is driven, weather conditions, season, temperature, hours of sunlight per day, and average irradiance. For example, assuming a solar power density of 170 W/m2, battery capacity of 98 kWh, mileage range of 300 miles, average hours of sun per day of 6 hours, average irradiance per day of 700 W/m2, and surface area of 2.7 m2, the SOLIS cover is estimated to provide 5.6 additional miles of range to an electric pickup truck per day.

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

AetherLux Heat Pump

The AetherLux Heat Pump is engineered for extreme cold climates, outperforming conventional systems with its ZeroFrost technology. Unlike traditional heat pumps that struggle in subzero temperatures, AetherLux maintains high efficiency even at -56.9°F (-49.4°C), delivering consistent indoor heating up to 85.9°F ((30C) without requiring defrost cycles. This breakthrough eliminates energy-wasting recovery periods, ensuring continuous performance while reducing overall energy consumption. By optimizing heat transfer and utilizing AI-driven system adjustments, the heat pump adapts dynamically to environmental conditions, maximizing output while minimizing power usage.

The system’s estimated exceptional efficiency is reflected in its Coefficient of Performance of 3.0-3.5 at -57°F and a Heating Seasonal Performance Factor rating between 11.0 and 12.5, making it a leader in extreme climate heating solutions. Unlike fossil-fuel-based heating systems, which generate heat by burning fuel, AetherLux’s technology extracts and amplifies ambient thermal energy, making it significantly more efficient and environmentally friendly. With up to 61.4% cost savings on heating bills and a reduction of 11-12 metric tons of CO₂ emissions per household annually, this innovation directly supports the transition to sustainable, high-performance heating for the coldest regions on Earth.

Manufacturing

In 2022, we purchased a 152,847 square foot production facility for domestic production, storage, and distribution, located in West Seneca, New York. Management believes that having manufacturing capability in North America increases quality control and production efficiency, as well as lowers landed costs and geopolitical risks. At this time, we are consistently manufacturing two product lines – the AL3 and AL4 – in this facility as well as fulfilling orders from this facility. We are currently using a fraction of the facility’s available space for manufacturing, and we are investing in additional personnel and assembly lines in line with forecasted demand for our domestically manufactured goods. At the same time, our manufacturing engineering team continuously develops rigs and fixtures to increase the efficiency of our manufacturing process in order to scale manufacturing lines rather than investing in additional lines and personnel when possible, and we will continue to allocate resources towards improving manufacturing efficiency and product quality on an on-going basis.

We have purchased many production tools including injection molds, die cast molds, extrusion dies, and stamping dies – many of which are residing among foreign suppliers who are currently utilizing said tooling to produce needed components for manufacturing or assembly within the U.S.. We are concurrently diversifying this list of raw material suppliers who can use our production tools to continue producing our tonneau cover components in order to lower the risk that trade with any particular or preferred raw material supplier become more expensive or difficult . During 2024, we onboarded several additional long-term suppliers for long lead-time components, began sourcing more materials domestically to mitigate costs and supply chain risks, lowered lead times for critical components by approximately two weeks, and successfully reduced costs in targeted raw material categories.

As of December 31, 2024, all Worksport soft tonneau covers were manufactured in one of two facilities located in Meizhou, China and Foshan, China according to Worksport’s specifications, schematics and blueprints. The facility in Meizhou has been a long-term supplier of soft tonneau covers for Worksport, and the facility in Foshan was commissioned to produce Worksport soft tonneau covers in late 2023. This second outsourced manufacturing facility has an output capacity two times greater than that of the manufacturing facility in Meizhou, China, and we believe we can scale production at this newer facility without sacrificing quality or craftsmanship.

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

Patents

As of December 31, 2024, our patent portfolio includes eleven (11) issued utility patents in the U.S., seven (7) issued utility patents outside of the U.S., and thirty-seven (37) pending utility patent applications in various jurisdictions worldwide. Our portfolio further includes five (5) issued design patents in the U.S., eighteen (18) design patents and registrations outside the U.S., and forty-two (42) pending design applications in various jurisdictions worldwide. We are also in the process of preparing and filing several other utility and design patent applications across relevant countries and jurisdictions.

Trademarks

As of December 31, 2024, the Company has 37 trademark registrations and 13 pending trademark applications in various jurisdictions worldwide.

The Market

We primarily compete in the automotive aftermarket accessories and new energy  industries with a focus on the tonneau cover and the portable power station markets.

Tonneau Cover Market

There are various forms of tonneau covers, each with their advantages and disadvantages, available for consumption through direct-to-consumer and retailer and dealer sales channels. These mainly include but are not limited to   : solid one-piece caps and lids; retractable covers; soft folding & roll-up covers; and hard folding & standing covers. Solid one-piece covers and retractable covers tend to have limited functionality and tend to be priced higher when compared to other types of tonneau covers. Soft and hard folding/rolling tonneau covers, in contrast, tend to be priced more competitively and, as such, are a popular choice among tonneau cover consumers. Given these factors and our belief that we can develop less cumbersome, high functioning, and low cost soft and hard folding covers, we focus primarily on developing soft and hard folding covers.

While the product lifetime of a tonneau cover is shorter than that of a pickup truck, higher pickup truck sales provide greater market opportunity for the tonneau cover industry. As of Q3 2024, there were roughly 61 million pickup trucks in operation within the U.S.1 We offer tonneau covers for each of the 5 most popular pickup truck makes/models sold in 2024,2 as well as the top 10 most accessorized pickup truck makes/models projected in 2022-2029.3 Within the United States, the pickup truck market is expected to grow at a compound annual growth rate of 4.6% between 2023 and 2028.4

Electric pickup trucks are projected to gain a larger portion of the U.S. pickup truck market share each year through 2035;1 in fact, the electric pickup truck market is expected to grow at a compound annual growth rate of 31.15% between 2024 and 2029 within North America.5 However, a large headwind acting against this trend is that pickup trucks tend to be more popular in areas with less-developed charging infrastructure3 – a headwind that the SOLIS cover directly addresses and positions us favorably for possible partnerships and deals with electric pickup truck manufacturers.

The Specialty Equipment Aftermarket provides more specific insight into how often and for what reasons vehicle owners or renters are purchasing accessories for their vehicles. Pickup trucks are the largest market by sales within the U.S. for specialty equipment – constituting 32% of the specialty equipment market6. Within this pickup truck accessory market, 34% of accessories are truck bed & utility modifications,3 which is the submarket in which we operate. Truck bed covers were among the top product categories for aftermarket accessory purchases in 2021,3 and the size of the tonneau cover market within the U.S., which was estimated to be $2.56 billion in 2024, is expected to grow at a compound annual growth rate of 7.1% from between 2025 and 2030.7

1.	SEMA. Future Trends Report. 2024. Retrieved from www.sema.org
2.	Statista. Best-selling pickup trucks in the United States in 2024. 2025. Retrieved from https://www.statista.com/statistics/204473/best-selling-trucks-in-the-united-states-from-january-to-october-2011/
3.	SEMA. Pickup Accessorization Report. 2022. Retrieved from www.sema.org
4.	TechNavio. Pickup Truck Market in the US 2025-2029. 2025. Retrieved from https://www.researchandmarkets.com/report/united-states-pickup-truck-market?utm_source=GNE&utm_medium=PressRelease&utm_code=3xc3fr&utm_campaign=2003670+-+US+Pickup+Truck+Analysis+Report+2024%3a+Market+to+Grow+by+%2449.4+Billion+During+2023-2028%2c+Driven+by+Increasing+Product+Portfolio+and+Development+of+Electric+Pickup+Trucks&utm_exec=chdomspi
5.	Mordor Intelligence. North America Electric Truck Market Size & Share Analysis – Growth Trends & Forecasts up to 2029. 2024. Retrieved from https://www.mordorintelligence.com/industry-reports/north-america-electric-truck-market
6.	SEMA. SEMA Market Report. 2025. Retrieved from www.sema.org
7.	Grand View Research. U.S. Truck Bed Accessories Market Size, Share & Trends Analysis Report By Product Type, By Sales Channels, And Segment Forecasts, 2025 – 2030. 2024. Retrieved from https://www.grandviewresearch.com/industry-analysis/us-truck-bed-accessories-market-report

Worksport looks to maximize market share by manufacturing industry-leading products at competitive margins as well as by exploring horizontal and vertical integration opportunities.

Portable Power Station Market

Compared to the Tonneau Cover Market, the Portable Power Station Market is much younger and globalized. Gas and diesel generators have long been used by consumers to generate electricity when they could not rely on the grid, whether it be due to grid damage or the lack of grid in remote areas. Unlike such generators, portable power stations do not generate electricity themselves, but they too can be used to provide electricity during times of grid unreliability. These portable power stations are often charged by the grid via home outlets or independent of the grid via external power sources – often solar panels.

The global Portable Power Station Market is large and growing with a compound annual growth rate of 5.39% between 2024 and 2032.1 The segments within the North American market that have the largest market share are power stations utilizing lithium-ion batteries and those used for off-grid power applications,1 which match the COR system’s battery type as well as intended usage. When paired with the SOLIS cover, the COR energy storage system will be a market outlier in that it can be charged safely while mobile whereas competing portable power stations are intended to be stationary during charging.

1.	Market Research Future. Portable Power Station Market Research Report Information by Operation Type, By Technology Type, By Capacity Type, By Application And By Region - Forecast Till 2032 Source: https://www.marketresearchfuture.com/reports/portable-power-station-market-10079Global Portable Power Station Market Research Report. 2023.

Distribution

We distribute our tonneau covers in Canada and the U.S. through an expanding network of wholesalers, private labels , distributors, and online retail channels, including eBay, Amazon, Walmart , Meta, and our own e-commerce platform hosted on Shopify. Distribution via each aforementioned channel is expected to increase during 2025. We have pursued and will continue to pursue relationships with Original Equipment Manufacturers with the intention of distributing through them as well.

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

We believe that being independent, innovative, operationally lean, and competitively priced will enable us to acquire a larger portion of the existing market share. To execute on this, we have a small and effective sales team to forge strong business-to-business relationships as well as a small and effective customer support team to service both business-to-business and direct-to-consumer sales. Selling above MAP (Minimum Advertised Price) and enforcing this policy will allow business customers to sell without competing with us and, in return, support the growth of the distribution base.  We also plan to work alongside distributors as our relationships develop – utilizing aggressive phone, mail and email campaigns in our distributors’ coverage areas to help grow our shared consumer bases and show commitment to our B2B customers. Our innovative covers are designed to serve purposes that no other tonneau cover is currently capable of, some of which are specifically geared towards improving margins for distributors. Further, the SOLIS cover’s inclusion of solar panels may be particularly attractive to electric pickup truck original equipment manufacturers, paving the path towards an original equipment manufacturer relationship that may be lucrative beyond standard tonneau cover partnerships.

Portable Power Station Competitors

The Portable Power Station market is global and highly fragmented and includes many competitors from across the world including but not limited to Alpha ESS Co., Ltd., Anker Technology, Bluetti, Chilwee Group Co., Ltd, Duracell, GES Group Limited Company, Jackery Inc., Lion Energy, Milwaukee Tool, and Mitsubishi Corporation. Some of these competitors offer a line of Portable Power Stations, each with different power capacities, sizes, and price points, while others specialize in a few or even one Portable Power Station to target a specific or niche submarket.

We intend to be competitive in this space by focusing on one Portable Power Station specifically designed to mount to the inside of a truck bed – allowing charging while mobile – while selling additional modular batteries to allow consumers not only to determine for themselves their ideal stored energy capacity and price point but also to upgrade their COR system over time based on their evolving needs.

Supply of Components

Production of our soft and hard cover product lines requires components including but not limited to injection molded plastics, rubber hinges, rubber seals, foam corners, aluminum coils, aluminum extrusions, and metal brackets. For raw materials that are manufactured by third parties per our specifications and designs, we believe we have the proper network, team, and purchasing/stocking strategy to readily source such materials from alternative suppliers for domestic tonneau cover production without major delays in production.

For our domestically assembled products, we have developed an extensive network of suppliers based in a diverse range of countries, including but not limited to the U.S., China, Romania, Türkiye, and Canada, and we are continuously working to further diversity our supply chain and network of suppliers to mitigate supply chain risks . For our COR and SOLIS components, we are establishing relationships with suppliers based in countries, including but not limited to the U.S., Canada, China, Germany, Romania, Türkiye, Philippines, and India . We actively seek to lower reliance on any country deemed a potential geo-political supply chain risk.

Research and Development

We invest in research and development activities on an ongoing basis; we are actively acquiring new engineering and design assets. Our design engineers are based in the United States, and they have developed and are further developing unique tonneau cover designs with enhanced user experience, cost-effective and sustainable materials, and automatable manufacturing potential. Additionally, we work with research and development consultants from other countries including Canada. We allocate resources to support the continued development of portable energy storage and home heating solutions that are competitive in the market and efficiently produced to maximize profitability.

Governmental Programs, Incentives and Regulations

Globally, both the operation of our business and the ownership of our products by our customers are impacted by various government programs, incentives, and other arrangements. Our business and products are also subject to numerous governmental regulations that vary among jurisdictions.

Programs and Incentives

We have applied for and been granted tax, mortgage, wage, and energy cost relief in New York in addition to wage cost and R&D cost relief in Ontario. These programs are provided by several agencies including the Erie County Industrial Development Agency, Empire State Development, NY Power Authority, and The Canada Revenue Agency. Each of these incentive programs includes its own set of guidelines and requirements, including but not limited to timely eligibility reporting, environmental regulation compliance, and headcount projection realization – each of which we have agreed to and must abide by in order to continue realizing said incentives. We additionally receive incentives related to the hiring and employment of interns in Ontario.

We continue to seek additional incentives and grants in order to lower our operational costs as well as commit less capital to new product initiatives.

Regulations

Our COR portable power station is subject to various domestic and international regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. We plan to conduct testing to demonstrate our compliance with such regulations.

We use lithium-ion cells in our energy storage products. The use, storage, and disposal of our battery packs are regulated under existing laws and are the subject of ongoing regulatory changes that may add additional requirements in the future.

Environmental Matters

We are committed to high environmental standards and carry out our activities and operations in compliance with all relevant and applicable environmental regulations and best industry practices. Costs of environmental regulatory compliance are not expected to be significant.

Human Capital Resources

We employ fourteen full-time employees and one part-time employees in Canada and further employ sixty-six full-time employees in the U.S. We intend to hire additional employees as operations grow – particularly within our West Seneca, NY manufacturing facility. We additionally work with temporary laborers in our factory – often with the goal of converting them to full time employees – and we sparingly and selectively contract independent contractors and consultants when needed.

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

Health and Safety

We are committed to protecting our team members everywhere we operate and, as such, supporting employees with general safety training. We have also taken additional health and safety measures during and after the COVID-19 pandemic.

Available Information

Our internet address is www.worksport.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any report filed with the SEC. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports, available on the investor relations portion of our website. The reports are free of charge and are available as soon as reasonably possible after they are filed with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Worksport.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or results of operations. The risks are listed below in no particular order.

Risks Related to Our Business

Various factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred significant losses since its inception, including a net loss of $16,163,789 for the year ended December 31, 2024, and has an accumulated deficit of $64,476,966 as of December 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate positive cash flows from operations and to secure additional sources of equity and/or debt financing. Despite the Company’s intent to fund operations through equity and debt financing arrangements, there is no assurance that such financing will be available on terms acceptable to the Company, if at all.

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

Our business, results of operations and financial condition could be adversely affected by the effects of widespread public health pandemics, such as COVID-19, that are beyond our control.

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

We have incurred net losses since our inception. In the twelve months ended December 31, 2024 and 2023, we incurred operating losses of $16,163,789 and $14,928,958, respectively, and as of December 31, 2024, we had an accumulated deficit of $64,476,966. We believe net operating losses will decrease or become net income in the near future as we ramp up sales of our AL3 tonneau covers and launch highly-anticipated product lines, such as our AL4 and SOLIS tonneau covers; however, these product launches will require additional investments, and we will need to invest in additional research and development for our COR energy storage systems and future product lines. The market releases for these additional product lines may occur later than we expect or not at all. We are unsure whether we will be profitable in the near future while we continue to ramp up our product offerings, bolster our sales channels, and increase output capacity, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Even if we can successfully develop our additional products and attract customers, there can be no assurance that we will be financially successful. For example, as we expand our product portfolio, and expand internationally, we will need to manage costs effectively to sell those products at our expected margins. Failure to become profitable would materially and adversely affect the value of your investment. If we are ever to achieve profitability, it will be dependent upon the successful development and commercial introduction and acceptance of our consumer products, and our services, which may not occur.

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

The US Central Bank has provided forward-looking guidance of relatively high interest rates plateauing for the near future.

We may need to invest in additional machinery, equipment and land if demand for our products is higher than anticipated or if we secure a supplier deal with a major original equipment manufacturer (OEM). With high interest rates, it will be less financially attractive to finance such purchases, which may lead to an otherwise higher burn rate. High interest rates increase the amount that we must pay for our mortgage on our West Seneca, NY property. At the same time, it lowers the attractiveness of refinancing, despite the fact that our anticipated positive future cash flows would allow us to seek financing from a broader selection of lenders.

Continued uncertain economic conditions, including inflation and the risk of a global recession could impair our ability to forecast and may harm our business, operating results, including our revenue growth and profitability, financial condition and cash flows.

While U.S. inflation rates have come down substantially from their 2022 highs, the U.S. economy is still experiencing higher than target inflation rates, and high levels of inflation persist in many countries around the world. Historically, we have not experienced significant inflation risk in our business. However, our ability to raise our product prices depends on market conditions, and there may be periods during which we are unable to fully recover increases in our costs. In addition, the global economy suffers from slowing growth and elevated interest rates, and many economists are still unsure whether a global recession may begin in the near future. If the global economy slows, our business would likely be adversely affected.

Also, a recession may result in job loss and lower discretionary funds among potential customers, lowering demand for automotive aftermarket accessories. Part of our consumer base for SOLIS includes workers, particularly those in manufacturing and construction environments, who may have lower job security in the event of a recession and, thus, have lower demand for the SOLIS. Commercial real estate values may also decrease, which would lower the value of our production facility in West Seneca, NY.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely (including our vendors, contractors and other third-party partners who process information on our behalf or have access to our systems), are vulnerable to damage from computer viruses, malware, ransomware, phishing attacks and other forms of social engineering, denial-of-service attacks, third party or employee theft or misuse and other negligent actions, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the internet, security incidents, disruptions, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims (including class claims) and liability, substantial remediation costs, regulatory enforcement, liability under data protection laws, additional reporting requirements and damage to our reputation, and the further development of our product lines could be delayed.

To mitigate risks associated with cybersecurity attacks, we have cybersecurity insurance coverage in the aggregate amount of $1,000,000 per annual policy period, which covers damages from a range of potential cybersecurity issues including but not limited to property damage, privacy liability, privacy regulatory defense, cyber extortion, and post breach remediation.

We may not be able to accurately estimate the demand for our tonneau covers, which could result in inefficiencies in our production and hinder our ability to generate profits.

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

Our future growth may be limited.

Our ability to achieve our expansion objectives and to manage our growth effectively depends upon a variety of factors, including our ability to internally develop products, to attract and retain skilled employees, to successfully position and market our products, to protect our existing intellectual property, to capitalize on the potential opportunities we are pursuing with third parties, and to acquire sufficient funding whether internally or externally. To accommodate growth and compete effectively, we will need working capital to maintain adequate inventory levels, develop additional procedures and controls and increase, train, motivate and manage our workforce. There is no assurance that our personnel, systems, procedures and controls will be adequate to support our potential future operations. There is no assurance that we will generate higher revenues from our prospective sales partners nor be able to capitalize on additional third-party manufacturers.

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

Our success also will depend in large part on the continued service of our key operational and management personnel, including executive, research and development, engineering, marketing and sales staff. Most specifically, this includes Steven Rossi, our President and Chief Executive Officer, who oversees the implementation of new products, key customer acquisition and retention, and our overall management and future growth. Any failure on our part to hire, train and retain a sufficient number of qualified professionals could impair our business.

We depend on intellectual property rights that may be infringed upon, and we may infringe upon the intellectual property rights of others.

Our success depends to a significant degree upon our ability to develop, maintain and protect proprietary products and technologies. As of December 31, 2024, we own 18 utility patents, 23 design registrations, and 79 pending utility and design patent applications worldwide. However, patents provide only limited protection of our intellectual property. The assertion of patent protection involves complex legal and factual determinations and is therefore uncertain and potentially expensive. We cannot provide assurance that patents will be granted with respect to our pending patent applications, that the scope of any patents we might obtain will be sufficiently broad to offer meaningful protection, or that we will develop additional proprietary products that are patentable. In fact, any patents which might issue from our patent applications pending with the United States Patent and Trademark Office could be successfully challenged, invalidated or circumvented. This could result in our pending patent rights failing to create an effective competitive barrier. Losing a significant patent or failing to get a patent issued from a pending patent application we consider significant could have a material adverse effect on our business.

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

Our commercial success will depend in part on our ability to obtain additional patents and protect our existing patent position, as well as our ability to maintain adequate intellectual property protection for our technologies, product candidates, and any future products in the U.S. and other countries. If we do not adequately protect our technology, product candidates and future products, competitors may be able to use or practice them and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent or in the same manner as U.S. laws, and we may encounter significant problems in protecting and defending our proprietary rights in these countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

The possibility of delivery delays, product defects and other production-side risks stemming from our use of outsourced manufacturers and suppliers cannot be eliminated. In particular, inadequate production capacity among outsourced manufacturers could result in us being unable to supply enough product amid periods of high product demand, the opportunity costs of which could be substantial.  This risk is partially offset by the fact that we domestically manufacture our line of hard tonneau covers, which is responsible for a larger portion of our sales than our outsource manufactured soft tonneau covers.

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

The existence of any defects, errors or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. While we had insurance coverage of $2,000,000 for the year ended December 31, 2024, we have no assurance that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available at economical prices, if at all. To that extent, product liability insurance is conditional and up for further investigation. A successful product liability claim could result in substantial costs for us. Even if we are fully insured as it relates to a claim, a claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and results of operations.

We may produce products of inferior quality which would cause us to lose customers.

Although we make an effort to ensure the high quality of our products, they could from time to time contain defects, anomalies or malfunctions that are undetectable at the time of shipment. These defects, anomalies or malfunctions could be discovered after our products are shipped to customers, resulting in the return or exchange of our products, customers’ claims for compensatory damages or discontinuation of the use of our products, which could negatively impact our operating results. We do not presently have product recall (or similar function) insurance that protects a company against broad-scale product manufacturing defects, engineering defects and the costs related to a broad product recall such as shipping, replacement or repairs. Even if in place, there is no guarantee that the full costs of any reimbursements or claims, lawsuits or litigation would be covered by such insurance.

Geopolitical conditions, including direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

Our operations could be disrupted by geopolitical conditions, political and social instability, acts of war, terrorist activity or other similar events. It is not possible to predict the broader consequences of current global conflicts, although such consequences can include rising geopolitical tensions, rising regional instability, geopolitical shifts, cyberattacks or the disruption of energy exports for the parties involved, neighboring parties, or supporting parties of these conflicts or their resulting sanctions. Such consequences could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. These situations remain uncertain, and while it is difficult to predict the impact of any of the foregoing, these conflicts and actions taken in response to these conflicts could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Risks Associated with Outsourced Manufacturing and Foreign Sourcing

Evolving U.S. trade regulations and policies with China may in the future have a material and adverse effect on our business, financial condition and results of operations.

Our soft tonneau covers and some raw materials are sourced from China. Any restrictions or tariffs imposed on products that we or our suppliers import for sale or production in the U.S. would adversely and directly impact our cost of sales. In addition, changes in U.S. trade regulations and policies could have an adverse impact on trade relations between the U.S. and certain foreign countries, which could materially and adversely affect our relationships with our international suppliers and reduce the supply of goods available to us. Further, we cannot predict the extent to which the U.S. will adopt changes to existing trade regulations and policies, which creates uncertainties in planning our sourcing strategies and forecasting our margins. If additional tariffs are imposed on our products , or other retaliatory trade measures are taken, our costs could increase, and we may be required to raise our prices, which could materially and adversely affect our results.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our results of operations.

Many of our raw materials are purchased from suppliers in a variety of non-U.S. countries. The U.S. government’s trade policy with countries where we source our products may change based on a number of factors, including, but not limited to, political and economic factors. For instance, the U.S. government has imposed tariffs on certain foreign goods, including steel and certain commercial vehicle parts, which have resulted in increased costs for goods imported into the U.S. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our products decreases due to the higher cost, our results of operations could be materially adversely affected. In addition, further tariffs have been proposed by the United States and its trading partners and additional trade restrictions could be implemented.

There are risks associated with outsourced production in China, and their laws which may have a material adverse effect on our financial stability.

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

In that context, we may have to evaluate the feasibility of acquiring alternative or fallback manufacturing capabilities to support the production of our existing and future soft tonneau cover products. Such a development could adversely affect our cost structure inasmuch as we would be required to support sales at an acceptable cost and might have relatively limited time to adapt. We have mitigated such risks by stockpiling soft tonneau covers for domestic sales, but we will still rely on outsource manufacturing for additional soft cover production, as we have not manufactured our own soft tonneau covers in the past and are not planning to do so in the short term.

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

We are subject to foreign currency risk which may adversely affect profitability.

We are subject to foreign exchange risk. We manufacture soft tonneau covers in China , source raw materials for hard tonneau covers from the U.S., Canada and China, work with U.S. and Canada-based service providers, and employ individuals in the U.S. and Canada. Meanwhile, we report results of operations in U.S. Dollars (USD). Large fluctuations in the exchange between foreign currencies and USD may adversely affect profitability.

Changes in U.S. government policies or regulations, including potential rollbacks of electric vehicle initiatives, could adversely affect our business, strategy, and growth prospects.

Our business strategy may rely, in part, on regulatory support for electric vehicle adoption, including incentives, mandates, infrastructure investment and emissions regulations. However, President Donald Trump has signed an executive order titled Unleashing American Energy, indicating that his administration intends to reverse electric vehicle mandates implemented by the prior administration. In addition, President Trump has paused billions of dollars in federal funding allocated toward EV charging infrastructure.

The actions reflect a shift in federal energy and transportation policy, and the future of the U.S. regulatory environment surrounding electric vehicles remains uncertain. Any reduction or elimination of governmental support for EV adoption or related infrastructure development could negatively impact market demand, hinder our growth initiatives and materially affect our financial condition and results of operations.

Risks Related to the Ownership of Our Securities

We have a large number of authorized but unissued shares of our common stock which will dilute existing ownership positions when issued.

At December 31, 2024, our authorized capital stock consists of 29,900,000 shares of common stock, of which approximately 25,883,795 remain available for issuance, including shares of common stock issuable upon the exercise of outstanding warrants. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required under law or the rules of Nasdaq or any other trading market on which our common stock may be listed. If our management determines it be appropriate to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future and is not required to obtain stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

Our common stock or warrants may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock.

Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market prices of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the market prices of our common stock and warrants to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock and warrants will be stable or appreciate over time.

We may need, but be unable, to obtain additional funding on satisfactory terms, which could dilute our stockholders or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities, and, in the future, we hope to rely on revenues generated from operations to fund the cash requirements of our activities. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the common stock will likely include financial and other covenants that will restrict our financing and/or operational flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose our existing sources of funding, and our ability to secure new sources of funding could be impaired.

Our stock ownership structure has the effect of concentrating voting control with our Chief Executive Officer and Chairman, Steven Rossi, which will limit the ability of other shareholders to influence the outcome of important decisions.

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

The trading market for our securities may depend in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if any of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of our research analysts ceases to cover our business or fails to publish reports on us regularly, demand for our securities could decrease, which could cause the price of our common stock or trading volume to decline.

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

We do not intend to pay dividends in the foreseeable future.

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Any decision to declare or pay dividends in the future will be at the discretion of our board of directors. Accordingly, your only opportunity to achieve a return on your investment in our common stock may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock. See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

Risks Associated with Holding Cryptocurrency Reserves

Our bitcoin acquisition strategy may expose us to various risks associated with bitcoin.

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $38,000 per bitcoin and above $99,000 per bitcoin on Coinbase in the 12 months preceding the date of this prospectus supplement. The trading price of bitcoin was significantly lower during prior periods, and such decline may occur again in the future.

Changes in our ownership of bitcoin could have accounting, regulatory and other impacts. While we currently intend to own bitcoin directly, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As bitcoin, XRP and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For examples, see “—Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” above.

The acceptance of blockchain and digital assets as payment on our platform introduces significant risks, including, without limitation, regulatory uncertainty, market volatility, and operational challenges.

We accept digital assets as a form of payment from our customers. Digital assets are subject to evolving legal and regulatory frameworks in the U.S. and internationally. Any change in laws regulating or enforcement actions pertaining to digital assets may restrict the use of these assets, including bitcoin and XRP, expose us to penalties and increase compliance costs, among other things. Our ability to convert digital asset payments into fiat currency may be impaired during periods of market instability, while funds stored in digital assets lack protections offered by institutions such as the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. The integration of blockchain payment systems may expose us to risks of cyberattacks, fraud, or technical failures, potentially resulting in financial losses or reputational damage.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have enhanced cybersecurity measures, a dedicated cybersecurity team or robust protocols in place to manage cybersecurity risks. We have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services. We intend to invest more resources into improving our assessment and response to cybersecurity risk in the future.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners. In addition, cybersecurity incidents could have material adverse effects on our business strategy, financial condition, and results of operations (e.g., a significant breach could result in direct financial losses due to fraud, system downtime impacting revenue generation, increased compliance costs or contractual liabilities with third-party vendors and customers).

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

In addition, the Board will oversee any cybersecurity risk management framework, and the Board’s governance committee and the firm’s CEO, Steven Rossi, will review and approve any cybersecurity policies, strategies and risk management practices.

The Board (or designated committee or officer) will receive periodic updates on cybersecurity risks, including emerging threats, mitigation efforts and incident response activities. The updates will be provided at least annually, or more frequently as needed, to ensure cybersecurity risks are appropriately managed and integrated into our broader risk oversight strategy.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats. We do, however, have cybersecurity insurance coverage in the aggregate amount of $1,000,000 per annual policy period, which covers damages from a range of potential cyber security issues including but not limited to property damage, privacy liability, privacy regulatory defense, cyber extortion, and post breach remediation.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section.

ITEM 2. PROPERTIES

As of December 31, 2024, we had three facilities located throughout the U.S. and Canada. One of these facilities are owned and the remainder are leased. Our principal facilities are as follows:

Address	Type	Ownership	Size (sq ft)
2500 N America Dr., West Seneca, NY 14224, U.S. (1)	Corporate Headquarters, Warehouse, and Manufacturing	Owned and mortgaged	152,847

55G East Beaver Creek Rd., Richmond Hill, Ontario L4B 1E5, Canada (2)	Office, R&D Facility	Rented	20,296

5146 N. 23rd St. Ozark, MO 65721, U.S. (3)	Office, R&D Facility	Rented	3,600

(1)	For further information on the property mortgage, see Note 13 - Indebtedness of Part II Item 8, Financial Statements and Supplementary Data, of this report.
(2)	Five-year lease, dated June 1, 2022, for a variable rate averaging $27,934 CAD per month over the lifetime of the lease not inclusive of additional fees, which also vary and averaged $6,832 CAD per month in 2024 not inclusive of taxes.
(3)	Twelve-month lease dated June 1, 2023 - renewed effective June 1, 2024 at $3,600 USD per month with a termination date of May 31, 2025.
(4)	Three-year lease dated April 16, 2021 and terminated on May 31,f 2024 for $23,971 CAD per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. We are not presently a party to any material pending or threatened legal proceedings, nor do we have any knowledge of any such pending claim.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on The Nasdaq Capital Market under the symbol “WKSP” on August 4, 2021. Prior to trading on Nasdaq, our common stock was quoted on the OTCQB Market under the symbol “WKSP.”

Holders of Common Stock

On March 27, 2025, there were 344 holders of record of our common stock.

Stock Transfer Agent

Our transfer agent is Vstock Transfer, LLC., located at 18 Lafayette Place, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Dividend Policy

We do not expect to pay cash dividends in the foreseeable future. Any future decision to pay dividends will be at the discretion of our board and will depend, among other things, on earnings, financial condition, level of indebtedness, provisions of our existing credit agreements and other factors that our board deems relevant.

Unregistered Sales of Equity Securities

●	Warrants to purchase 770,026 shares of common stock of the Company at an exercise price of $7.40 per share, subject to adjustment for reverse stock splits, recapitalizations and reorganizations, which are exercisable six months after the date of issuance, or September 20, 2024, until the five and a half-year anniversary date of the date of issuance, or September 20, 2029.

●	On May 31, 2024, the Company issued warrants to purchase up to 1,295,000 shares of the Company’s common stock in connection with entering into the Inducement Offer Letter with a certain holder of existing warrants, pursuant to which the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 700,000 shares of the Company’s common stock, at a reduced exercised price of $0.5198 per share. Each Inducement Warrant has an exercise price equal to $5.198 per share and will be exercisable at any time on or after the date that is six (6) months from the issuance date provided that stockholder approval is obtained and will have a term of exercise of five and one half (5½) years following the date of issuance. The Company engaged Maxim Group LLC (“Maxim”) to act as its exclusive warrant solicitation agent and financial advisor in connection with the warrant inducement transaction and paid Maxim a cash fee equal to 7.0% of the gross proceeds received from the exercise of the Existing Warrants. The Company used and is expecting to use the net proceeds of these transactions for general corporate purposes, including working capital.

●	On September 19, 2024, the Company issued 95,000 shares of common stock to an investor at a $0.40 per share purchase price and warrants to purchase up to 190,000 shares of common stock at an exercise price of $0.40 per share. The warrants will be exercisable for a period of five year from the date of issuance.

The issuance of the securities listed above was deemed exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder in that the issuance of securities were made to an accredited investor and did not involve a public offering. The recipient of such securities represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Incentive Plans” of this report which is incorporated herein by reference.

Equity Incentive Plans

See “Part III Item 11, Executive Compensation” of this report which is incorporated herein by reference.

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

Rising Popularity of Electric Vehicles

Electric Vehicles (EVs) have been increasing in consumer interest, whether that interest takes the form of vehicle pre-orders, sales, or investments. As we begin marketing our Worksport SOLIS and COR, we plan to market the SOLIS as a must-have accessory for electric light duty vehicle owners while simultaneously riding the coattails of EV popularity to promote our other products (COR and conventional tonneau covers) to the very large population of Americans that have an interest in EVs without the funds to purchase them. Further, participating in the EV space allows us to target consumers with an interest in cutting-edge technologies – a great market in which to promote our COR portable power system.

Regulatory Environment Favoring Electric Vehicles

The Build Back Better Bill was a strong indication of upcoming and favorable U.S. regulations. Many regulations that improve North America’s EV charging infrastructure or provide grants to businesses operating in the EV space would benefit us. While we are primarily focused on the light duty vehicle market, our energy products are particularly useful for electric light duty pickup trucks and, therefore, are positioned to benefit greatly from any bill that increases the prevalence of such vehicles. However, President Donald Trump has signed an executive order titled Unleashing American Energy in which he has indicated his administration will be reversing the electric vehicle mandates of Joe Biden’s former administration, and he has further paused billions of dollars in funding allocated towards electric vehicle charging stations. The future of the U.S.’s regulatory environment surrounding electric vehicles is uncertain.

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

Economic Conditions and Market Trends

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Climate Change

Climate change threatens to cause many foreseeable as well as unforeseeable ramifications. In cautious preparation for those that are foreseeable, we have strategically begun domestic manufacturing operations in Western New York – an economically growing region not immediately threatened by climate change to the same extent as other regions and possibly one that may benefit from future population migrations within the U.S. Further, we intend to lower our own carbon footprint by investing in energy-saving measures in our factory in West Seneca, NY. Considering climate change may also exacerbate geopolitical tensions, we are working to diversify our supply chain and lower our reliance on any particular region or country for raw materials in order to lower our exposure to climate change-induced economic or political instability.

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

Additionally, as central banks and the U.S. Federal Reserve increase interest rates to combat global inflation, the cost of debt financing increases. The U.S. Federal Reserve has begun to decrease interest rates in 2024, but they may persist at an elevated level for the foreseeable future. Our $6,000,000 mortgage   on our West Seneca property and our $1,487,000 in equipment financing both have floating interest rates, meaning we are susceptible to variable monthly mortgage and debt interest costs as a result of changes in interest rates.

High interest rates have also resulted in a shift in institutional holdings away from micro-cap equities, which has negatively influenced our stock’s trading volume. We continue to forge relationships with institutional investors and analysts in order to maintain a healthy trading volume.

Gasoline Prices and Supply Chain Issues

We faced significantly higher ocean freight, trucking, and container handling costs as well as last mile delivery costs in 2021 and 2022 than we did in previous years – all of which have increased our products’ landed costs. Higher oil and gasoline prices further increased these costs, and while such prices have come down from their 2022 highs, we continue to closely monitor gasoline and shipping costs. While the Freight Rate Index has significantly increased from late 2023 through mid-2024 as a result of Houthi attacks against cargo ships in the Red Sea and the concurrent decline in activity across the Panama Canal, the shipping routes used by Worksport have not faced dramatic price hikes. Regardless, Worksport is closely monitoring international shipping costs.

Our transition towards domestic manufacturing and assembly is anticipated to largely offset these higher costs, as we believe we will be less exposed to higher international shipping costs. We are also identifying North American suppliers of our products’ components and will prioritize transport by rail when possible to avoid high trucking costs.

Foreign Currencies

We are subject to foreign exchange risk as we manufacture certain products and components in China, market extensively in both Canadian and U.S. markets, employ people residing in both the U.S. and Canada and, to date, have raised funds in Canadian Dollars. Meanwhile, we report results of operations in USD. Since our Canadian customers pay in Canadian Dollars, we are subject to gains and losses due to fluctuations in the USD relative to the Canadian Dollar. Our manufacturers in China are paid in USD to better avoid the relatively greater fluctuation of the Chinese Yuan. To the extent the USD strengthens against any of these foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our operations.

Critical Accounting Policies

Our discussion and analysis of consolidated results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by our application of accounting principles, which are discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies of Part II, Item 8, Financial Statements and Supplementary Data, of this report. We believe the accounting policies discussed below are the most critical in understanding and evaluating our financial results. These critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.

Revenue Recognition – In accordance with Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers, sales are recognized when (1) products are shipped, with no right of return except for defective products, and the title and risk of loss has passed to customers; and (2) when they are delivered based on the terms of the sale, and there is an identifiable contract with a customer with defined performance obligations, the transaction price is determinable, and the entity has fulfilled its performance obligation. Revenue related to shipping and handling costs billed to customers is included in net sales, and the related shipping and handling costs are included in cost of sales.

Inventory Valuation – At December 31, 2024, we had inventories of $5,190,054, or 50% of our current assets. Inventories are stated at the lower of cost or net realizable value with cost determined on a weighted average basis. We record valuation reserves to provide for slow-moving or obsolete inventory by principally using a formula-based method that increases the valuation reserve as the inventory ages. We also take specific circumstances into consideration. We consider overall inventory levels in relation to forecasted demand. Changes in these and other factors, such as low demand or technological obsolescence, could cause us to establish or increase our inventory reserves, which would negatively impact our gross margin.

Reviews of Impairment of Long-Lived Assets – Long-lived assets held for use, which primarily includes finite-lived intangible assets, property, plant and equipment, and right-of-use assets, are evaluated for impairment whenever events or circumstances indicate that the undiscounted cash flows to be generated by their use over their expected useful lives and eventual disposition are less than carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

Income Taxes – Our annual tax rate is based on our operating results before taxes by jurisdiction, applicable statutory tax rates, the impacts of permanent differences, tax incentives, and tax planning opportunities in the jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and evaluating our tax positions. We record reserves against tax benefits when it is more likely than not that we will not sustain a position if the appropriate taxing jurisdiction had full information and examined our position. We adjust these reserves when facts and circumstances change, and there is a considerable amount of judgment in making these assessments. For further information, refer to Note 8, Income Taxes of Part III Item 8, Financial Statements and Supplementary Data, of this report.

Split

On March 18, 2025, we effected a 1:10 stock split of our authorized shares of common stock and simultaneously reduced the number of authorized shares of common stock from 299,000,000 to 29,900,000.

Consolidated  Results of Operations

The following is a discussion of our results of operations in 2024 compared to 2023.

Net sales

For the year ended December 31, 2024, net sales were $8,484,379, as compared to $1,529,632 for the year ended December 31, 2023. Year-over-year sales increased by approximately 455%. For the year ended December 31, 2024, net sales generated in the U.S. was $8,397,570, compared to $1,522,821 for the same period in 2023, an increase of 451%. For the year ended December 31, 2024, net sales generated in Canada was $67,519, compared to $6,811 for the same period in 2023, an increase of 891%. For the year ended December 31, 2024, net sales generated outside the U.S. and Canada was $19,290.

Net sales increased the year ended December 31, 2024 compared to the same period the prior year due to increased sales of tonneau covers to a private label partner, various dealers and distributors, and end users via the Company’s online marketplace. The Company continues to focus on establishing new and strengthening existing business-to-consumer and business-to-business channels while also strengthening customer support to increase customer satisfaction and enable high product turnover. Worksport has successfully bolstered its business-to-consumer sales channels in 2024, and it is now focusing on increasing cost efficiencies in these sales channels as well as establishing new business-to-business sales channels. For business-to-consumer channels, we are focused on lowering our customer acquisition cost throughout 2025. For business-to-business channels, we have assembled a strong team of both internal and external sales representatives, and we are actively presenting our product offerings to various dealers, wholesalers, and retailers across the U.S. and Canada. We intend to continue gradually increasing output capacity through refined production processes and increased personnel.

Net sales from online retailers of our products increased from $104,352 in 2023 to $4,930,822 in 2024, an increase of 4,625%. Online retailers accounted for 58% of total net sales for the year ended December 31, 2024 compared to 7% for the year ended December 31, 2023. Distributor sales increased 6,120% for the year ended December 31, 2024 compared with the year ended December 31, 2023 with net sales of $423,627 and $6,811, respectively. Private label sales accounted for 37% or $3,129,930 of net sales for the year ended December 31, 2024. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the U.S. and Canadian markets.

We distribute our hard tonneau covers and soft tonneau covers in the U.S. and Canada through an expanding network of wholesalers, private labels, distributors, and other online retailers, including eBay, Amazon, Walmart, and our own e-Commerce platform hosted on Shopify. Distribution via each aforementioned channel is expected to increase during 2025. We have pursued and will continue to pursue relationships with Original Equipment Manufacturers with the intention of distributing through them as well.

We currently work closely with a large Canadian and a large U.S. distributor as well as online retailers to grow our customer base. We are progressing well in conversations with three other major distributors with strong market presences, which will allow us to promote to dealers and sell to jobbers in strategic regions. Lastly, we are in closing discussions with a network of nationwide U.S. dealers capable of bringing our product to all U.S. continental states.

Cost of Sales

Cost of sales increased by 488%, from $1,289,118 for the year ended December 31, 2023 to $7,578,729 for the year ended December 31, 2024. Our cost of sales, as a percentage of net sales, was approximately 89% and 84% for the years ended December 31, 2024 and 2023, respectively. The increase in the cost of sales as a percentage of sales was primarily due to two factors: (1) strategic discounting aimed at boosting traffic to our direct-to-consumer online marketplace, and (2) overhead allocation associated with sold inventory produced in periods with limited production volume. Our discounting strategy is part of a broader initiative to enhance market presence and build brand awareness. We anticipate this will well position us for sustained customer engagement in future periods, during which discounting may not be necessary to the same extent. Additionally, overhead absorption was initially higher due to the allocation of fixed costs over a smaller production volume earlier in 2024. As production volume grows and our manufacturing process becomes more efficient, we expect to allocate those same fixed costs against a larger production volume base. This scaling will be facilitated by reallocating more of our existing human capital and machinery resources from design engineering and testing functions toward production. This shift is intended to support ongoing production increases and drive long-term efficiencies in our cost structure.

We provide our distributors and online retailers an “all-in” wholesale price. This includes any import duty charges, taxes, and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous U.S. or from the U.S. to Canada. Volume discounts are offered to certain high-volume customers, and we also offer a “dock price” or “pickup program” in which clients are able to pick up inventory directly from our stocking warehouse.

Operating Expenses

Operating expenses increased for the year ended December 31, 2024 by $1,394,309, from $14,977,175 for the fiscal year ended December 31, 2023 to $16,371,484 for the fiscal year ended December 31, 2024, due to the following factors.

●	Research and development expense increased by $620,622 from $1,669,318 in 2023 to $2,289,940 in 2024. The increase relates to development initiatives for hard tonneau covers (HD3, AL4), soft tonneau covers (SCX) and energy products.

●	General and administrative expense increased by $704,632 from $7,974,362 in 2023 to $8,678,994 in 2024. The increase was related to increased employment of production personnel including engineers, machine operators, and assembly people, and increases in wages and salaries as we seek to expand our operations and further develop our products.

●	Sales and marketing expenses increased by $903,450, from $1,483,054 for 2023 to $2,386,504 for 2024. The increase in sales and marketing is primarily attributable to the Company’s marking campaigns to create brand and product awareness.

●	Professional fees, which include accounting, legal, and consulting fees, decreased by $822,203 from $3,853,134 in 2023 to $3,030,931 in 2024. The decrease in professional fees was due to insourcing certain business processes and fewer share-based payments to third parties for services rendered.

\Other Income and Expenses

We reported net other expenses for the year ended December 31, 2024 of $697,955 compared to net other expenses of $192,297 the prior year. The increase in other expenses can be attributed to decreased interest and rental income.

Liquidity and Capital Resources

As of December 31, 2024, we had $4,883,099 in cash and cash equivalents and $892,000 of remaining available capacity on our revolving line of credit. We have historically generated only limited gross profit and have relied primarily upon capital generated from public and private offerings of our securities to fund continuing operations. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. During the year ended December 31, 2024, we had net losses of $16,163,789 (2023 - $14,928,958). As of December 31, 2024, the Company had working capital of $7,304,110 (2023 – $1,956,894) and had an accumulated deficit of $64,476,966 (2023 - $48,313,177).

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

To date, our principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the year ended December 31, 2024, the Company received net proceeds of $12,482,549 from offerings. Management is focused on transitioning towards gross profit as our principal source of liquidity by growing our existing product offerings and customer base and realizing manufacturing efficiency improvements. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, we believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

We have raised significant funds during the 2024 fiscal year by utilizing the following public and private offerings:

September 2024 Private Offering

On September 19, 2024, we entered into a Securities Purchase Agreement with an investor pursuant to which we issued and sold 95,000 shares of our common stock at a purchase price of $4.00 per share. As part of the agreement, we also issued warrants to purchase up to 190,000 shares of common stock at an exercise price of $4.00 per share, exercisable for a period of five years from the date of issuance. The warrants contain standard adjustment provisions for stock splits, recapitalizations and reorganizations and include beneficial ownership limitations to prevent the purchaser from exceeding certain ownership thresholds. We obtained $380,000 in net proceeds from this offering.

Public Offering

On September 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-267696), which was declared effective by the SEC on October 13, 2022, containing a base prospectus covering the offering, issuance and sale by us of up to $30,000,000 of our common stock and prospectus supplement covering the offering, issuance and sale by us of up to $13,000,000 of our common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022. Pursuant to the ATM Agreement, H.C. Wainwright & Co., LLC is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. We sold $6,032,789 of shares of common stock pursuant to the ATM Agreement during the fiscal year ended December 31, 2024.

March 2024 Direct Offering and Concurrent Private Offering

On March 18, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a certain institutional investor (the “Purchaser”) pursuant to which we sold, in a registered direct offering, an aggregate of (i) 237,224 shares (the “Shares”) of common stock and (ii) 147,789 pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 147,789 shares of Common Stock (the “Pre-funded Warrant Shares”). The offering price per Share was $7.40 and the offering price per Pre-funded Warrant was $7.399. The Shares, Pre-funded Warrants and Pre-funded Warrants Shares were offered pursuant to our Form S-3 Registration as supplemented by a prospectus supplement and accompanying base prospectus dated March 18, 2024, filed with the SEC on March 19, 2024 pursuant to Rule 424(b)(5) promulgated under the Securities Act. The registered direct offering closed on March 20, 2024.

The Company received net proceeds of approximately $2.59 million from the offering, after deducting the estimated offering expenses payable by the Company, including the tail fees payable to Maxim Group LLC. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital.

In a concurrent private placement, we issued the Purchaser warrants to purchase an aggregate of 770,264 shares of common stock for $7.40 per share. Under the warrants, we are obligated to register the shares underlying the warrants on a registration statement on Form S-3 (or other applicable form). If at the time of exercise of the Warrant there is no effective registration statement available for the shares of common stock underlying the warrants, the warrants may be exercised via a “cashless exercise.” We will not receive any proceeds from any warrants exercised by a “cashless exercise.”

Consolidated Statement of Cash Flows

Cash increased from $3,365,778 at December 31, 2023 to $4,883,099 at December 31, 2024 – an increase of $1,517,321 or 45%. The increase was primarily due to financing activities conducted during the period to support growth of ongoing operations.

Operating Activities

Net cash used by operating activities for the year ended December 31, 2024 was $10,138,798, compared to $11,930,580 in the prior year, driven by a shift to production and distribution of hard tonneau covers.

Accounts receivable decreased at December 31, 2024 by $387,561 and increased by $400,521 in the prior year. The decrease in accounts receivable was due to volume shifts from private label sales in 2023 to direct to consumer sales in 2024. The shift from private label sales to direct to consumer decreases the cash conversion timeline.

Inventory increased at December 31, 2024 by $1,558,562 and increased at December 31, 2023 by $2,285,120 due to a shift in production requirements from soft tonneau covers to hard tonneau covers. Prepaid expenses and deposits decreased by $1,305,057 at December 31, 2024 and increased by $776,709 at December 31, 2023 due to deposits by us for the purchase of production equipment and inventory.

Accounts payable and accrued liabilities increased at December 31, 2024 by $1,167,834 and decreased at December 31, 2023 by $492,114, respectively. These fluctuations were driven primarily by the transition to production activities in 2024.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $528,235 compared to $3,756,364 in the prior year. The decrease in investing activities was primarily due to higher capital expenditures on various production equipment in 2023 to support the Company’s transition to production in 2024.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $12,184,354 compared to $4,431,965 in the prior year. During the year ended December 31, 2024 the Company received net proceeds of $12,482,549 from the sale of shares and pre-funded warrants. During the year ended December 31, 2023, the Company received net proceeds of $4,475,869 from the sale of shares and pre-funded warrants.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2024 and 2023:

Contractual Obligations	December 31, 2024	December 31, 2023
Operating lease obligations	$615,007	$1,082,319
Equipment purchases	$-	$59,815
Total Contractual Obligations	$615,007	$1,142,134

We intend to fund our contractual obligations with working capital.

Off-Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

See Note 1, Description of Business and Summary of Significant Accounting Policies, included in Part II Item 8, Financial Statements and Supplementary Data, of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates (“ASU”).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Worksport Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Worksport Ltd. and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory

Description of the Matter

As of December 31, 2024, the Company’s inventory balance was approximately $5.190 million. As reported in Note 3, inventory has increased over the past year as the Company has shifted to full scale production in its West Seneca manufacturing facility. The Company evaluates its inventory for obsolescence on an ongoing basis by considering historical usage as well as requirements for future orders.

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

Shareholders’ Equity and Related Transactions

Description of the Matter

As discussed in Notes 7, 15, and 16 to the consolidated financial statements, the Company has issued a significant amount of equity securities. The tracking of these transactions can be complicated and require management to estimate the value of equity securities using a Black Scholes option pricing model. We identified the fair market value of equity transactions to be a critical audit matter, as the calculations can be complex and subject to error.

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

Going Concern

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring net losses that raise substantial doubt about the Company’s ability to continue as a going concern. Upon analysis of the Company’s current financial situation and projected outlooks, we believe there is substantial doubt about the Company’s ability to continue as a going concern.

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

/s/ Lumsden & McCormick, LLP

Buffalo, New York

March 27, 2025

PCAOB ID Number: 130

Worksport Ltd.

Consolidated Balance Sheets

December 31, 2024 and 2023

	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$4,883,099	$3,365,778
Accounts receivable, net	42,589	463,122
Other receivable	169,728	165,865
Inventories, net (Note 3)	5,190,054	3,631,492
Prepaid expenses and deposits (Note 6)	192,192	1,497,249
Total Current assets	10,477,662	9,123,506
Investment (Note 11)	66,308	90,731
Property and equipment, net (Note 4)	13,644,226	14,483,436
Operating lease right-of-use assets (Note 12)	595,415	917,354
Intangible assets, net (Note 5)	953,049	1,338,889
Total assets	$25,736,660	$25,953,916
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,526,630	$1,260,285
Accrued liabilities and other	800,283	190,896
Accrued compensation	377,112	85,010
Related party loan	-	2,192
Long-term debt, current portion (Note 13)	222,992	5,300,000
Lease liability, current portion (Note 12)	246,535	328,229
Total current liabilities	3,173,552	7,166,612
Lease liability, excluding current portion (Note 12)	368,472	608,761
Long-term debt, excluding current portion (Note 13)	4,781,005	-
Total liabilities	8,323,029	7,775,373

Shareholders’ equity
Series A & B Preferred Stock, $0.001 par value, 10,010 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (Note 7)	-	-
Common stock, $0.001 par value, 29,900,000 shares authorized, 4,016,205 and 2,032,050 shares issued and outstanding, respectively (Note 7)	4,016	2,032
Additional paid-in capital	79,781,674	64,685,693
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	2,115,064	1,814,152
Accumulated deficit	(64,476,966)	(48,313,177)
Cumulative translation adjustment	(8,580)	(8,580)
Total shareholders’ equity	17,413,631	18,178,543
Total liabilities and shareholders’ equity	$25,736,660	$25,953,916

See accompanying Notes to Consolidated Financial Statements.

Worksport Ltd.

Consolidated Statements of Operations and Comprehensive Loss

December 31, 2024 and 2023

	2024	2023

Net sales	$8,484,379	$1,529,632
Cost of sales	7,578,729	1,289,118
Gross profit	905,650	240,514

Operating expenses
Research and development	2,289,940	1,669,318
General and administrative	8,678,994	7,974,362
Sales and marketing	2,386,504	1,483,054
Professional fees	3,030,931	3,853,134
Gain on foreign exchange	(14,885)	(2,693)
Total operating expenses	16,371,484	14,977,175
Loss from operations	(15,465,834)	(14,736,661)

Other income (expense)
Interest expense	(726,095)	(616,214)
Interest income	37,492	239,353
Rental income (Note 17)	76,413	184,564
Other	(85,765)	-
Total other income (expense)	(697,955)	(192,297)

Net loss	(16,163,789)	(14,928,958)

Loss per share (basic and diluted)	$(5.84)	$(8.44)
Weighted average number of shares (basic and diluted)	2,768,732	1,768,991

See accompanying Notes to Consolidated Financial Statements.

Worksport Ltd.

Consolidated Statements of Shareholders’ Equity

December 31, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at December 31, 2022	100	$-	1,715,937	$1,716	$56,919,625	$(1,577)	$591,289	$(33,384,219)	$(8,580)	$24,118,254
Issuance for services and subscriptions payable	-	-	25,000	25	3,271,084	-	1,222,863	-	-	4,493,972
Shares issued (Note 7)	-	-	202,413	202	4,475,578	-	-	-	-	4,475,780
Warrant exercise (Note 15)	-	-	88,700	89	-	-	-	-	-	89
Stock option forfeiture (Note 16)	-	-	-	-	19,406	-	-	-	-	19,406
Net loss	-	-	-	-	-	-	-	(14,928,958)	-	(14,928,958)
Balance at December 31, 2023	100	$-	2,032,050	$2,032	$64,685,693	$(1,577)	$1,814,152	$(48,313,177)	$(8,580)	$18,178,543
Issuance for services and subscriptions payable	-	-	66,710	67	3,009,004	-	300,912	-	-	3,309,983
Shares issued (Note 7)	-	-	1,416,856	1,417	12,561,959	-	(3,858,464)	-	-	8,704,912
Warrant inducement (Note 15)	-	-	284,000	284	(474,850)	-	3,858,464	-	-	3,383,898
Warrant exercise (Note 15)	-	-	216,589	216	(132)	-	-	-	-	84
Net loss	-	-	-	-	-	-	-	(16,163,789)	-	(16,163,789)
Balance at December 31, 2024	100	$-	4,016,205	$4,016	$79,781,674	$(1,577)	$2,115,064	$(64,476,966)	$(8,580)	$17,413,631

See accompanying Notes to Consolidated Financial Statements.

Worksport Ltd.

Consolidated Statements of Cash Flows

December 31, 2024 and 2023

	2024	2023
Operating activities
Net loss	$(16,163,789)	$(14,928,958)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	2,916,328	5,754,717
Depreciation and amortization	1,753,285	1,109,742
Change in operating lease	(44)	(13,784)
Credit losses	57,395	-
	(11,436,825)	(8,078,283)
Changes in operating assets and liabilities (Note 10)	1,298,027	(3,852,297)
Net cash used in operating activities	(10,138,798)	(11,930,580)

Cash flows from investing activities
Investments	-	(66,308)
Purchase of property and equipment	(528,235)	(3,690,056)
Net cash used in investing activities	(528,235)	(3,756,364)

Financing activities
Proceeds from issuance of common shares, net of issuance cost	8,736,114	4,475,869
Proceeds from warrant exercise (Note 15)	3,746,435	-
Proceeds from line of credit	10,349,670	-
Repayments on line of credit	(6,758,422)	-
Proceeds from long-term debt	1,437,998	-
Related party loan	(2,192)	(43,904)
Repayments on short term and long-term debt	(5,325,249)	-
Net cash provided by financing activities	12,184,354	4,431,965

Change in cash	1,517,321	(11,254,979)
Cash and cash equivalents - beginning of year	3,365,778	14,620,757
Cash and cash equivalents end of year	$4,883,099	$3,365,778
Supplemental disclosure of non-cash activities
Shares issued for purchase of intangible assets	$-	$72,466
Supplemental disclosure of cash flow information
Income tax paid	$-	$-
Interest paid	$669,000	$626,000

See accompanying Notes to Consolidated Financial Statements.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

1. Description of Business and Significant Accounting Policies

The Company’s corporate history and business overview are described in detail in our most recent registration statement on Form S-1, filed with the SEC on July 3, 2024, which is incorporated herein by reference. For a description of material developments the Company has undertaken since that time, see   Corporate History of Part I Item 1, Business of this report.

Basis of presentation – The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Consolidation – The Company’s consolidated financial statements consolidate the accounts of the Company. All intercompany transactions, balances and unrealized gains or losses from intercompany transactions have been eliminated upon consolidation.

Foreign currency translation and presentation – The consolidated financial statements are presented in United States Dollars. The functional currency of the Company and all its subsidiaries is the United States Dollar. Transactions denominated in foreign currencies are initially recorded in the functional currency using exchange rates in effect at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using exchange rates in effect at the dates of the transactions. All exchange gains and losses are included in the statement of operations and comprehensive loss.

Use of estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions.

Revenue recognition – In accordance with Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers, sales are recognized when (1) products are shipped, with no right of return except for defective products, and the title and risk of loss has passed to customers; and (2) when they are delivered based on the terms of the sale, and there is an identifiable contract with a customer with defined performance obligations, the transaction price is determinable, and the entity has fulfilled its performance obligation. Revenue related to shipping and handling costs billed to customers is included cost of sales and presented net of related shipping and handling costs.

Cost of sales – Includes costs of products sold, which include but are not limited to: purchased product, raw material, direct labor, shipping and handling costs, depreciation and amortization, indirect costs and overhead charges.

Research and development – Research and development costs are expensed as incurred and include consulting and material costs.

Advertising costs – The Company expenses advertising costs as incurred and includes expenses in selling and marketing.

Share-based payments - The Company offers a share option plan for its directors, officers, employees, and consultants. ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values at the time of grant. Compensation expense is included in general and administrative expenses. Compensation expense is recognized over the estimated period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company elected to account for forfeitures when the forfeiture of the underlying awards occur.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and penalties in operating expenses.

The Company treats tax on the Global Intangible Low-Tax Income (“GILTI”) as a current period cost included in tax expense in the year incurred. The Company does not measure the impact of GILTI in the determination of deferred taxes.

Cash and cash equivalents - All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Cash and cash equivalents in financial institutions may exceed insured limits at various times during the year and subject the Company to concentrations of credit risk. Cash and cash equivalents includes restricted cash at December 31, 2023 of $730,802 and primarily represents funds held to satisfy obligations related to a financing arrangement. There is no restricted cash at December 31, 2024 (see Note 13).

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

1. Description of Business and Significant Accounting Policies (continued)

Accounts receivable, net – Accounts receivable primarily consists of amounts that are due and payable from distributors, wholesalers, and private label partners. Receivables are stated at net realizable value, which approximates fair value. Receivables are reduced by an allowance for credit losses for amounts that may be uncollectible in the future.    The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay. The allowance for credit losses at December 31, 2024 and 2024 is $15,000 and $0, respectively.

Inventories - Inventories are stated at the lower of cost or net realizable value. The cost of inventory is measured on a weighted average cost method. Cost includes purchase price of materials, freight, and related costs required to bring the goods to Company warehouses. Inventories are reviewed to determine if quantities are in excess of forecasted usage or if they become obsolete.

Property and equipment, net – Property and equipment are measured at cost. Maintenance and repair costs are charged to expense when incurred. Depreciation is recognized on a straight-line method based on the following estimated useful lives:

Furniture and equipment	5 years
Automobile	5 years
Computers	3 years
Leasehold improvements	15 years or lease term, if shorter
Manufacturing equipment	5-15 years
Building	15 years

Right-of-use assets - The Company recognizes leases in accordance with ASC 842, which requires lessees to recognize operating leases on the balance sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments.

Intangible assets  – Patents and other intangibles are amortized using the straight-line method over their estimated useful lives. Intangible assets, such as trademarks with indefinite lives, are not amortized.

Valuation of long-lived assets – Intangible assets are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2024 and 2023, the Company had no impairment losses related to intangible assets.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

1. Description of Business and Significant Accounting Policies (continued)

Product warranties - The Company currently offers a three year limited warranty  against defective products out-of-the-box. Customers who are not satisfied with their purchase may attempt to have their purchases reimbursed outside of the warranty period.

Financial instruments - FASB ASC 825, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximates their fair values because of the short-term maturities of these instruments. The carrying value of the loan payable approximates fair value as its interest rate fluctuates with market interest rates. We do not hold or issue financial instruments for trading purposes.

Related party transactions - All transactions with related parties are in the normal course of operations and are measured at the exchanged amount.

Reclassifications – Certain prior year amounts have been reclassified to conform to current year’s presentation. The Company reclassified accrued liabilities of $800,283 and $190,896 for the fiscal years ended December 31, 2024 and 2023, respectively, which were reclassified from accounts payable and accrued liabilities to accrued liabilities and other to better align functional classification of obligations. The Company also reclassified research and development costs of $2,289,940 and $1,669,318 for the fiscal years ended December 31, 2024 and 2023, respectively, which were reclassified from general and administrative expense, to research and development expense. This change improves the disclosure of costs to develop new products and technologies and reflects the Company’s ongoing investment in innovation. This change also provides a more accurate depiction of the Company’s operating performance.

Recent accounting pronouncements

Recent accounting pronouncements adopted

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We adopted this standard for the year ended December 31, 2024, and applied the amendments retrospectively to all prior periods presented. Refer to Note 18, Segment Reporting. The adoption of this standard did not have a material effect on the financial statements and related disclosures.

Recent accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” to enhance disclosure of specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the financial statements and related disclosures.

The Company considers the applicability and impact of all ASUs. ASUs not listed were assessed and determined to be either not applicable or had or are expected to have an immaterial impact on the financial statements and related disclosures.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

2. Going Concern

As of December 31, 2024, the Company had $4,883,099 in cash and cash equivalents. The Company also has availability on its revolving line of credit of $892,000. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. As of December 31, 2024, the Company had an accumulated deficit of $64,476,966.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2024, the Company had net losses of $16,163,789 (2023 - $14,928,958). As of December 31, 2024, the Company had working capital of $7,304,110 (2023 – $1,956,894) and had an accumulated deficit of $64,476,966 (2023 - $48,313,177). The Company has not generated profit from operations since inception and to date has relied on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase and margins improve. As of December 31, 2024, the Company had cash and cash equivalents of $4,883,099 (2023 - $3,365,778). Despite the Company having completed its purchasing of large manufacturing machinery for phase one output levels, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its ramp-up of manufacturing and increasing sales volumes in 2025, which should mitigate the effects of operational costs on cash and cash equivalents as it releases new product lines; this view is supported by the fact that the manufacturing facility of the Company was completed for initial production output in 2023 and quickly began improving output and sales during 2024.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022  (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. Through December 31, 2024, the Company has sold and issued 761,408 shares of common stock in consideration for net proceeds of $6,247,097 under the ATM Agreement.

On November 2, 2023, the Company consummated a registered direct offering pursuant to which the Company issued 192,500 shares of common stock and 157,500 pre-funded warrants to an institutional investor for a total net proceeds of $4,261,542. Concurrently with the registered direct offering, the Company issued the same institutional investor 700,000 warrants in a private sale. The warrants are exercisable for 700,000 shares of common stock for $13.40 per share six months after issuance and until five and a half years from the issuance date, subject to beneficial ownership limitations as described in the warrants. The Company registered the 700,000 shares of common stock underlying the warrants on a Form S-1 (333-276241) which was declared effective by the SEC on December 29, 2023.

On March 20, 2024, the Company consummated a registered direct offering pursuant to which the Company issued 237,224 shares of common stock and 147,789 pre-funded warrants to the same institutional investor as in the Company’s registered direct offering on November 2, 2023, for a total net proceeds of $2,629,083. Concurrently with the registered direct offering, the Company issued the institutional investor 770,026 warrants in a private sale. The warrants are exercisable for 770,026 shares of common stock for $7.40 per share six months after issuance until five and a half years from the issuance date, subject to beneficial ownership limitations as described in the warrants. The Company registered the 770,026 shares of common stock underlying the warrants on a Form S-1 (333-278461) which was declared effective by the SEC on April 8, 2024.

On December 13, 2024, the Company filed a Prospectus Supplement to amend Amendment No. 1 to the prospectus supplement dated as of November 5, 2024, prospectus supplement dated as of October 13, 2022, and the prospectus dated as of October 13, 2022 to increase the maximum amount of shares that we are eligible to sell pursuant to the Sales Agreement under General Instruction I.B.6. to $4,962,092 of shares of our common stock not including whatever had been sold prior to this filing date.

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

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

3. Inventories

Inventory consists of the following at December 31, 2024 and 2023:

	2024	2023
Raw materials	$3,373,704	$1,812,163
Finished goods	1,343,006	1,717,669
Work in progress	473,344	101,660
Inventories, net	$5,190,054	$3,631,492

4. Property and Equipment

Major classes of property and equipment at December 31, 2024 and 2023 are as follows:

	2024	2023
Building	$6,079,410	$6,079,410
Manufacturing equipment	5,830,999	5,390,014
Land	2,239,405	2,239,405
Leasehold improvements	862,504	861,332
Product molds	524,476	524,476
Warehouse equipment	512,700	469,502
Electrical equipment	185,261	185,261
Automobile	172,645	168,497
Furniture	154,065	146,049
Computers	114,786	84,070
Property and equipment, at cost	16,676,251	16,148,016
Less accumulated depreciation	(3,032,025)	(1,664,580)
Property and equipment, net	$13,644,226	$14,483,436

During the years ended December 31, 2024 and 2023, the Company recognized depreciation expense of $1,367,445 and $1,107,292, respectively.

5. Intangible Assets

Intangible assets consist of costs incurred to establish the patent rights related to the quick latch and soft vinyl quad-fold tonneau cover technologies, Worksport trademarks, licenses, and software costs. The Company’s utility patents and design registrations were issued between 2014 and 2024 . The patents and software are amortized on a straight-line basis over their useful life. The Company’s trademark, licenses, and other indefinite life intangible assets are reassessed every year for impairment. The Company determined that impairment is not necessary for the current year ended December 31, 2024. The components of intangible assets as of December 31, 2024 and 2023 are as follows:

	2024	2023
Software	$1,150,000	$1,150,000
License	103,329	103,329
Patent	62,706	62,706
Trademark	5,150	5,150
Other	29,451	29,451
Intangible assets, gross carrying amount	1,350,636	1,350,636
Less accumulated amortization	(397,587)	(11,747)
Intangible assets, net	$953,049	$1,338,889

Amortization expense for the years ended December 31, 2024 and 2023 was $385,840 and $2,450, respectively.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

5. Intangible Assets (continued)

Estimated amortization of the patent and software over the next five years and beyond December 31, 2024 is as follows:

2025	$385,842
2026	$385,842
2027	$2,508
2028	$2,508
2029	$2,508
Thereafter	$35,911

6. Prepaid Expenses and Deposits

As of December 31, 2024 and 2023, prepaid expenses and deposits consists of the following:

	2024	2023
Consulting, services and advertising	$35,740	$5,215
Insurance	65,938	-
Deposits	90,514	1,492,034
Prepaid expenses and deposits	$192,192	$1,497,249

Deposits include prepayments for manufacturing equipment and raw materials used in the production of finished goods.

7. Shareholders’ Equity

During year ended December 31, 2024, the following transactions occurred:

During the year ended December 31, 2024, the Company sold 758,995 shares of common stock for a total net proceeds of $6,032,789. The sale of shares was in connection with the shelf registration statement on Form S-3 effective on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022.

The Company recognized consulting expense of $747,366 to share subscriptions payable from restricted shares and stock options to be issued. As of December 31, 2024, the restricted shares have not been issued. As of December 31, 2024, the Company issued 84,594 restricted shares with a value of $438,992.

During the year ended December 31, 2024, in connection with the sale of 237,224 shares of common stock, the Company also sold 147,789 pre-funded warrants and issued 770,026 warrants exercisable for a total of 770,026 shares of common stock for $0.001 and $7.40, respectively, per share. The Company received net proceeds of $1,093,492 associated with the sale of the pre-funded warrants. The pre-funded warrants are immediately exercisable until all the pre-funded warrants are exercised. During the period, 147,790 warrants were exercised for 147,790 shares of common stock for $150. Refer to Note 15, Warrants.

During the year ended December 31, 2024, the Company closed a sale of 95,000 shares of common stock for proceeds of $380,000. In connection with the sale of common stock, the Company issued 190,000 warrants. Refer to Note 15, Warrants. As of December 31, 2024, the shares have not been issued.

Refer to Note 15, Warrants and Note 16, Equity Compensation for additional disclosures related to shareholders’ equity.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

7. Shareholders’ Equity (continued)

During year ended December 31, 2023, the following transactions occurred:

During the year ended December 31, 2023, the Company sold 9,913 shares of common stock for a total net proceeds of $214,238. The sale of shares was in connection with the shelf registration statement on Form S-3 effective on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022.

The Company recognized consulting expense of $1,222,863 to share subscriptions payable from restricted shares and stock options to be issued. As of December 31, 2023, the restricted shares have not been issued. During the same period, the Company issued 25,000 shares of common stock for consulting services valued at $635,000.

During the year ended December 31, 2023, the Company closed a sale of 192,500 shares of common stock for $2,579,500. The Company incurred share issuance expense of $428,300. In association with the sale of common shares, the Company also issued 157,500 pre-funded warrants and 700,000 warrants.

For the years ended December 31, 2024 and 2023, the Company was authorized to issue 29,900,000 shares of its common stock with a par value of $0.001. All shares were ranked equally with regards to the Company’s residual assets. During 2024 and 2023, the Company was authorized to issue 10 shares of its Series A and 10,000 of its Series B Preferred Stock with a par value of $0.001. Series A Preferred Stock have voting rights equal to 30 shares of common stock, per share of Preferred Stock. Series B Preferred Stock have voting rights equal to 1,000 shares of common stock, per share of Preferred Stock.

8. Income Taxes

a) The income tax expense for the years ended December 31, 2024 and 2023 is reconciled per the schedule below:

	2024	2023
Loss before income taxes
Domestic	$(10,319,000)	$(11,405,000)
Foreign	(5,845,000)	(3,524,000)
Total	(16,164,000)	(14,929,000)
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefits	(0.7)%	(0.2)%
Share based compensation	1.3%	0.9%
Limitation on depreciation and amortization deduction	0.9%	0.4%
Capitalized research and development expenditures	0.4%	0.4%
Other	-	(0.1)%
Effective income tax rate	22.9%	22.3%
Income tax benefit	(3,383,000)	(2,606,000)
Estimated research and development credit	(90,000)	(90,000)
Increase in valuation allowance	3,473,000	2,696,000
Provision for income taxes	$-	$-

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

8. Income Taxes (continued)

b) Deferred Income Tax Assets

The tax effects of temporary differences that give rise to the deferred income tax assets at December 31, 2024 and 2023 are as follows:

	2024	2023
Net operating loss carry forwards	$10,029,000	$6,931,000
Differences in bases of depreciation of property and equipment	465,000	120,000
Lease liability	-	(3,000)
Share based compensation	1,352,000	1,415,000
Research and development credit	180,000	90,000
Deferred tax asset, gross	12,026,000	8,553,000
Deferred tax assets not recognized	(12,026,000)	(8,553,000)
Net deferred tax asset	$-	$-

Deferred income taxes within each jurisdiction on the balance sheets at December 31, 2024 and 2023 are as follows:

	2024	2023
United States	$7,488,000	$4,291,000
Canada	4,538,000	4,262,000
Deferred income taxes	12,026,000	8,553,000
Valuation allowance	(12,026,000)	(8,553,000)
	$-	$-

c) Cumulative Net Operating Losses

The Company has non-capital losses carried forward of approximately $43,999,000 available to reduce future years’ taxable income. These losses will expire as follows:

	United States	Canada	Total
2034	$53,000	$183,000	$236,000
2035	161,000	368,000	529,000
2036	868,000	262,000	1,130,000
2037	1,472,000	59,000	1,531,000
2038	-	520,000	520,000
2039	-	193,000	193,000
2040	-	718,000	718,000
2041	-	2,854,000	2,854,000
2042	-	3,771,000	3,771,000
2043	-	2,686,000	2,686,000
2044	-	5,032,000	5,032,000
	$2,554,000	$16,646,000	$19,200,000
Never expire	$24,199,000	$-	$24,199,000

Effective for 2023, the Tax Cuts and Jobs Act (“TCJA” of 2017 requires taxpayers to capitalize and amortize research and development costs pursuant to IRC Section 174. Domestic expenses are amortized over a 5 year period and foreign over a 15 year period. As a result of the TCJA, a deferred tax asset was established beginning in 2023 and is reflected in the table above.

Realization of deferred tax assets is dependent, in part, upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, tax planning strategies and carryback opportunities in making its assessment of the recoverability of tax assets. Net operating loss carryforwards of approximately $43,399,000 may be offset against future taxable income. No tax benefit from these losses have been reported in the December 31, 2024 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

8. Income Taxes (continued)

Due to change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company complies with the provisions of FASB ASC 740 in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740.

The Company does not expect the amount of unrecognized tax benefits to materially change within the next twelve months.

The Company is subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations with each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for tax years ending before December 31, 2020 in the U.S. The Company is no longer subject to non-U.S. income tax examinations by tax authorities for tax years ending before December 31, 2014.

9. Financial Instruments and Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. The definition of the fair value hierarchy is as follows:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for similar assets and liabilities.

Level 3 – Inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value because of the short-term nature of these instruments. The Company’s revolving line of credit is based on a variable interest rate and is reflected in the financial statements at carrying value which approximates fair value at December 31, 2024. The Company’s long-term debt is based on a fixed interest rate, and its carrying amount approximates fair value at December 31, 2024. The fair value of the revolving line of credit and long-term debt is classified as Level 2 within the fair value hierarchy and is estimated based on quoted market prices.

The Company is exposed to market risks such as fluctuation in foreign currency exchange rates and interest rates. Derivative instruments may be used to offset some of the effects of these market risks on the expected future cash flows and on certain existing assets and liabilities. The Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures.

Market Risks

Foreign Currency Risk

The Company is exposed to currency risk on its sales and purchases denominated in Canadian Dollars. The Company actively manages these risks by adjusting its pricing to reflect currency fluctuations and purchasing foreign currency at advantageous rates.

Interest Rate Risk

The borrowing under the Company’s Line of Credit Facility and Equipment Financing is at variable interest rates and exposes the Company to interest rate risk. If interest rates increase, debt service obligations on variable rate indebtedness will increase even though the amount borrowed may not change.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

9. Financial Instruments and Fair Value (continued)

Concentration of Risk

Concentration of Supplier Risk

The Company has historically purchased all of its soft tonneau cover finished goods from Meizhou, China, and it began purchasing soft tonneau cover finished goods from a second supplier in Foshan, China in late 2023. The Company carries significant strategic inventories of these materials and is increasing its purchasing from the supplier in Foshan to lower supplier concentration risk . Further, the Company has established domestic assembly of its hard tonneau cover product line to further reduce the risk associated with this concentration of finished good suppliers. The company primarily sources raw materials for domestic production and assembly from vendors in Europe, Southeast Asia, and North America. Strategic inventories are managed based on demand. To date, the Company has been able to obtain adequate supplies of the materials used in the production of its products in a timely manner from existing sources. The loss of these key suppliers or a delay in shipments could have an adverse effect on fulfillment of soft tonneau cover orders.

Concentration of Customer Risk

A customer is considered to be significant if they account for greater than 10% of the Company’s annual sales. The loss of any key customer could have an adverse effect on the Company’s business.

For the year ended December 31, 2024, 37% of the Company’s revenue is comprised of one customer. For the year ended December 31, 2023, 93% of the Company’s revenue was comprised of one customer.

10. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Decrease (increase) in accounts receivable	$387,561	$(400,521)
Decrease (increase) in other receivable	(3,863)	102,167
Decrease (increase) in inventories	(1,558,562)	(2,285,120)
Decrease (increase) in prepaid expenses and deposits	1,305,057	(776,709)
Increase (decrease) in accounts payable and accrued liabilities	1,167,834	(492,114)
	$1,298,027	$(3,852,297)

11. Investment

During the year ended December 31, 2024, $66,308 ($90,000 CAD) of the Company’s Guaranteed Investment Certificate (“GIC”) matured and the Company received $3,054 ($4,129 CAD) in interest income. During the same period, the Company reinvested the principal amount of $66,308 ($90,000 CAD) in a GIC. The GIC bears a variable interest rate and will mature on February 27, 2025. The anticipated earned interest on the GIC at maturity is $3,123 ($4,275 CAD).

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

12. Leases

During the year ended December 31, 2022, the Company signed a lease agreement for approximately 20,296 square feet to be used as its then primary, now secondary corporate office and R&D facility pursuant to a five-year lease, dated June 1, 2022, for a variable rate averaging $20,242 per month over the lifetime of the lease not inclusive of additional fees, which also vary and averaged $5,250 per month in 2024 not inclusive of taxes.

During the year ended December 31, 2023, the Company signed a lease agreement for office space to be used as an R&D facility pursuant to a one-year lease with an option to extend the lease for an additional year, dated June 1, 2023, for a monthly rent of $3,350. This lease was renewed effective June 1, 2024 at a rate of $3,600 per month with a termination date of May 31, 2025.

The Company has accounted for its leases upon adoption of ASC 842 whereby it recognizes a lease liability and a right-of-use asset at the date of initial application beginning January 1, 2019. The lease liability is measured at the present value of the remaining lease payments, discounted using the Company’s incremental estimated borrowing rate of 10%. The Company has measured the right-of-use asset at an amount equal to the lease liability.

The Company’s right-of-use asset and lease liability as of December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Right-of-use asset	$595,415	$917,354
Current lease liability	$246,535	$328,229
Long-term lease liability	$368,472	$608,761

The following is a summary of the Company’s total lease costs:

	December 31, 2024	December 31, 2023
Operating lease cost	$409,464	$488,463

The following is a summary of cash paid in 2024 and 2023 for amounts included in the measurement of lease liabilities:

	December 31, 2024	December 31, 2023
Operating cashflow	$412,933	$515,776

Maturities of lease liability are as follows:

Future minimum lease payments as of December 31, 2024:

2025	$294,860
2026	279,883
2027	113,123
Total future minimum lease payments	687,866
Less: amount representing interest	(72,859)
Present value of future payments	615,007
Current portion	246,535
Long term portion	$368,472

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

13. Indebtedness

Long-term debt consists of:

	December 31, 2024	December 31, 2023
Secured Loan Agreement (a)	$-	$5,300,000
Revolving Credit Facility (b)	3,808,025	-
Other (c)	1,456,485	-
	5,264,510	5,300,000
Less deferred debt issuance cost	(260,513)	-
Less current installments	(222,992)	(5,300,000)
Long-term debt	$4,781,005	$-

a)

On May 4, 2022, the Company entered into a secured loan agreement (the “Loan Agreement”) with an external banking entity relating to the Company’s purchase of a 152,847 square-foot building situated on two parcels of land aggregating 18 acres of land located in West Seneca, New York (collectively, the “Property”) for a total purchase price of $8,150,000 on May 6, 2022. Under the terms of the Loan Agreement, the Company procured a total principal sum of $5,300,000, bearing an interest rate of the prime rate plus 2.25% annually, for the Company’s purchase of the Property and covering associated costs. To ensure the loan’s servicing over its duration, the Company allocated $667,409 into a specially designated account. The loan’s outstanding balance and accrued interest were due on August 10, 2024. The Company disclosed the material terms of the Loan Agreement in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2022.

On February 4, 2024, the Company and Worksport New York Operations Corporation entered into a Forbearance Agreement with the Lender in connection with the Loan Agreement. On May 14, 2024, the Company successfully negotiated an extension of the maturity date for its $5.3 million Loan Agreement from an original due date of May 20, 2024 to a new maturity date of August 10, 2024. The Company has since refinanced this loan.

b)

On July 19, 2024, the Company, as the guarantor, and Worksport New York Operations Corporation as well as Worksport USA Operations Corporation, entered into a $6,000,000 Revolving Financing and Assignment Agreement with an external lending entity with a maturity date of July 18, 2026, or 24 months. Upon transaction close, the Company drew down approximately $5.06 million of the Revolving Credit Facility, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000 to fund operations. At December 31, 2024, the outstanding balance of this loan was $3,591,247 (net of issuance costs of $216,778).

For collateral, the lender holds a first position on the Company’s major asset classes (accounts receivable, the factory in New York, and inventory) other than the Company’s equipment. A non-usage fee of 0.25% is assessed quarterly and applied to the difference between the quarter’s average daily outstanding loan balance and the total credit facility amount. As of December 31, 2024, the Company had an available balance of $892,000 to borrow on the Revolving Credit Facility.

c)

On September 4, 2024, the Company, through its wholly owned subsidiary, Worksport USA Operations Corporation, entered into a $1,487,200 credit and security agreement with an external lending entity with a maturity date of September 1, 2027, which is 36 months from initial funding. Upon transaction close, the Company received net proceeds of $1,412,750 (net of issuance costs of $43,735). The Company and its wholly owned subsidiary, Worksport New York Operations Corporation, serve as guarantors on the loan.    For collateral, the lender holds a first position on the Company’s equipment, which is primarily manufacturing and warehousing equipment.

14. Loss per Share

For the year ended December 31, 2024, loss per share is $5.84 (basic and diluted) compared to that of the year ended December 31, 2023 of $8.44 (basic and diluted) using the weighted average number of shares of 2,768,732 (basic and diluted) and 1,768,991 (basic and diluted), respectively.

There are 29,900,000 shares authorized with 4,016,205 and 2,032,050 shares issued and outstanding, at December 31, 2024 and 2023, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As of December 31, 2024, the Company has 2,291,276 warrants convertible to 2,321,276 common shares, 117,018 restricted stock to be issued, and 192,784 stock options exercisable for 192,784 common shares for a total underlying common shares of 2,631,078. As of December 31, 2023, the Company has 1,162,792 warrants convertible to 1,192,792 common shares, 57,021 restricted stock to be issued, and 506,386 stock options exercisable for 506,386 common shares for a total underlying common shares of  1,756,199.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

15. Warrants

During the year ended December 31, 2024, in connection with the sale of 237,224 shares of common stock, the Company also sold 147,789 pre-funded warrants and issued 770,026 warrants exercisable for a total of 770,026 shares of common stock for $0.001 and $7.40, respectively, per share. The Company received net proceeds of $1,093,492 associated with the sale of the pre-funded warrants. The pre-funded warrants are immediately exercisable until all of the pre-funded warrants are exercised. During the same period, 147,789 pre-funded warrants were exercised for 147,789 shares of common stock for $150.

During the year ended December 31, 2024, the Company closed a sale of 95,000 shares of common stock. In connection with the sale of common stock the Company issued 190,000 warrants. The warrants have an exercise price of $4.00 and an expiration date of September 21, 2029.

During the year ended December 31, 2024, 13,091 warrants issued on August 3, 2021, and 344,652 warrants issued on August 6, 2021, all of which having an exercise price of $60.50, expired.

During the year ended December 31, 2023, in connection with the sale of 192,500 shares of common stock the Company also sold 157,500 pre-funded warrants and 700,000 warrants convertible for 857,500 shares of common stock at an exercise price of $0.001 and $13.40, respectively. The Company received net proceeds of $2,110,342 associated with the sale of the pre-funded warrants. During the same period, 88,700 pre-funded warrants were exercised for 88,700 shares of common stock for $89. During the year ended December 31, 2024, the remaining 68,800 pre-funded warrants were exercised for 68,800 shares of common stock for $69.

On May 9, 2024, the Company entered into a warrant inducement agreement (the “Inducement”) with the holder of existing warrants to purchase an aggregate 700,000 shares at a reduced exercise price of $5.198 in consideration for the Company to issue new warrants to purchase up to 1,295,000 additional shares of common stock    – resulting in gross proceeds of approximately $3,638,000 received by the Company. As a result of the Inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from both the adjustment in exercise price of the existing warrants and the fair value of the inducement warrants issued using the Black Scholes model. The total incremental fair value of $4,996,000 is recorded as a non-cash deemed dividend. The proceeds of the warrant inducement and issuance of 284,000 shares of common stock are recorded as capital in excess of par. The obligation to issue the remaining 416,000 shares was originally recorded as a share subscription payable. During the twelve months ended December 31, 2024, the Company issued 416,000 out of the 416,000 shares to be issued.

During the year ended December 31, 2023, the Company and a stock options holder agreed to cancel all 40,000 stock options in exchange for extending the exercisable period of 30,000 warrants to December 31, 2024. Later in the year ended December 31, 2023, the expiration date for these warrants was extended to December 31, 2026, and the stock option holder was issued an additional 40,000 restricted stock units.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

15. Warrants (continued)

During the year ended December 31, 2022, the Company and a warrant holder reached an agreement to extend the exercisable period of 30,000 warrants, convertible to 2 shares of common stock each, for an additional 12 months.

During the year ended December 31, 2021, the Company issued 13,091 representative warrants to the Company’s underwriters. The representative warrants were not exercisable until January 30, 2022. The representative warrants were exercisable for 13,091 shares of common stock at $60.50 per share until August 3, 2024. As of December 31, 2022, the Company recognized a value of $273,993 for the representative warrants to share issuance cost. During the year ended December 31, 2024, these representative warrants expired.

As of December 31, 2024, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$24.00	6,250	0.22	March 20, 2025
$40.00	30,000	2.00	December 31, 2026
$7.40	770,026	4.72	September 20, 2029
$4.00	190,000	4.73	September 21, 2029
$5.20	1,295,000	4.91	November 26, 2029
	2,291,276	4.78

The average remaining contractual life of outstanding warrants that expire is 4.78 years.

	December 31, 2024		December 31, 2023
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	1,162,792	$24.20	393,992	$58.36
Issuance	2,402,815	$5.49	857,500	$10.94
Expired	(357,742)	$60.50	-	$-
Exercise	(916,589)	$(3.97)	(88,700)	$(0.001)
Balance, end of period	2,291,276	$6.35	1,162,792	$24.21

16. Equity Compensation

Under the Company’s 2015, 2021 and 2022 Equity Incentive Plans, the number of shares of common stock reserved for issuance under the option plan shall not exceed 10% of the issued and outstanding shares of common stock of the Company, have a maximum term of 10 years, and vest at the discretion of the Board of Directors.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

16. Equity Compensation (continued)

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

Performance Share Units

On May 1, 2023, the Company and Steven Rossi reached an agreement to modify 160,000 restricted stock units and 40,000 performance stock units (“PSUs”) issued on November 11, 2022, and December 29, 2021, respectively, and replace them with 200,000 stock options, as described below.

On November 11, 2022, 40,000 and 30,000 PSUs granted on December 29, 2021, as described below, were modified to include new terms pertaining to the PSU vesting schedule. The PSUs vest in 5% increments according to the modified schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $22.50, 50% will have vested at a closing price of $53.10, and 100% will have vested at a closing price of $137.60 as measured using the volume weighted average of the Company’s common stock for ten (10) consecutive trading days, with over $100,000 of trading volume on each of those days. The fair value of the PSUs was estimated to be $1,254,460. As of December 31, 2024, 7,500 PSUs of the remaining 30,000 PSUs had vested, and the Company recognized $107,525 (2023 - $155,314) in consulting expenses.

On December 29, 2021, the Company granted 40,000 and 30,000 PSUs to the Company’s Chief Executive Officer and a director, respectively. The PSUs were to vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs was to have vested upon the Company’s stock price closing at $30.00, 50% was to have vested at a closing price of $165.00, and 100% was to have vested at a closing price of $315.00. The fair value of the PSUs was estimated to be $1,344,570.

Stock Options

The Company uses the Black-Scholes option pricing model to determine fair value of stock options on the grant date.

On July 23, 2024, the Company engaged in stock option repricing for certain employees, executive officers, and members of the board of directors of the Company. 538,896 stock options’ exercise prices were repriced to $7.042, and all other criteria were unchanged. As a result of the modification in exercise prices, the Company recognized additional expense of $93,140 on the date of modification.

During the year ended December 31, 2024, the Company issued 84,860 stock options to employees and directors with exercise prices ranging from $5.20 to $14.10 and expiration dates ranging from February 1, 2029 to November 19, 2034. Of these stock options, 2,040 were subsequently cancelled.

During the year ended December 31, 2023, the Company issued 474,336 stock options to employees, directors, and consultants with exercise prices ranging from $14.40 to $42.00 and expiration dates ranging from January 30, 2028 to October 31, 2033. Of these stock options, 15,720 were subsequently cancelled.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

16. Equity Compensation (continued)

	December 31, 2024		December 31, 2023
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of period	506,386	$19.62	78,500	$47.41
Granted	84,860	$7.70	474,336	$18.01
Forfeited	(11,310)	$(29.30)	(46,450)	$(50.15)
Balance, end of period	579,936	$7.14	506,386	$19.62

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on December 31, 2024
Stock options	$5.70-55.00	579,936	7.87	$7.14	192,784

As of December 31, 2024 and December 31, 2023, Terravis Energy Inc., a subsidiary of the Company, has the following options outstanding:

	December 31, 2024		December 31, 2023
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of period	1,350,000	$0.01	1,350,000	$0.01
Granted	-	$-	-	$-
Balance, end of period	1,350,000	$0.01	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on December 31, 2024
Stock options	$0.01	1,350,000	7.28	$0.01	1,350,000

17. Rental Income

During the year ended December 31, 2022, the Company entered into a sublease agreement for its warehouse in Mississauga, Ontario, Canada. The sublease commenced on September 15, 2022 and ended on May 31, 2024 at $15,515 ($19,992 CAD) per month.

During the year ended December 31, 2024, the Company recognized rental income of $76,413 (2023 - $184,564).

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

18. Segment Reporting

The Company manages its business on a product basis and operates in the following two reporting segments for financial reporting purposes: (1) Hard Tonneau Covers and (2) Soft Tonneau Covers. The accounting policies of both reporting segments are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who regularly reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance of the Company’s reporting segments. The CODM primarily focuses on net income to evaluate its reporting segments. The CODM also uses net income for evaluating pricing strategy and to assess the performance for determining the compensation of certain employees. Significant segment expenses reviewed, which represent the differences between segment revenue and segment net loss, consist of the following:

	For the year ended December 31, 2024				For the year ended December 31, 2023
	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Eliminations	Consolidated	Hard Tonneau Covers		Soft Tonneau Covers	Corporate / Eliminations	Consolidated
Net sales	$5,171,201	$3,313,178	$-	$8,484,379	$		$1,285,734	$243,898	$1,529,632
Less:
Cost of sales	(4,663,491)	(2,915,238)	-	(7,578,729)		-	(1,118,389)	(170,729)	(1,289,118)
Selling, general and administrative	(5,918,555)	(4,762,105)	(3,937,539)	(14,618,199)		(912,827)	(6,596,626)	(6,357,980)	(13,867,433)
Depreciation and amortization	(1,206,499)	(440,916)	(105,870)	(1,753,285)		(52,935)	(695,310)	(361,497)	(1,109,742)
Net loss from continuing operations	(6,617,344)	(4,805,081)	(4,043,409)	(15,465,834)		(965,762)	(7,124,591)	(6,646,308)	(14,736,661)

The following table presents the Company’s net sales disaggregated by geographic area:

	2024			2023
	Hard Tonneau Covers	Soft Tonneau Covers	Consolidated	Hard Tonneau Covers	Soft Tonneau Covers	Consolidated
United States	5,111,378	3,286,193	8,397,570	-	1,510,177	1,510,177
Canada	59,823	7,695	67,519	-	6,811	6,811
Other	-	19,290	19,290	-	12,644	12,644
Total	5,171,201	3,313,178	8,484,379	-	1,529,632	1,529,632

No asset information has been provided for the reported segments as the CODM does not regularly review asset information by reportable segment. As of December 31, 2024 and 2023, assets held in the U.S. accounted for 88% and 80% of total assets, respectively.

19. Legal Proceedings

There are no legal proceedings except for routine litigation incidental to the business.

20. Subsequent Events

The Company has evaluated subsequent events through March 27, 2025, which is the date the financial statements were available to be issued. The following events occurred after year-end:

●	Through March 27, 2025, the Company has sold and issued 22,725 shares of common stock in consideration for net proceeds of $185,875 under the ATM Agreement.

●	On February 27, 2025, the Company entered into a warrant inducement agreement (the “Inducement”) with the holder of existing warrants to purchase an aggregate 1,295,000 shares at a revised price of $5.20 in consideration for the Company to issue new warrants to purchase up to 1,424,500 additional shares of common stock at an exercise price of $6.502 each – resulting in gross proceeds of approximately $6,734,000 received by the Company.

●	On March 18, 2025, Worksport effectuated a 1-for-10 reverse stock split of its common stock. The Company’s common stock continues to trade on the Nasdaq under the Company’s existing trading symbol, “WKSP”, and a new CUSIP number, 98139Q308, was assigned as a result of the reverse stock split.

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

Based on our management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

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

These control deficiencies resulted in several misstatements to the preliminary financial statements that were corrected and/or deemed immaterial in the aggregate prior to issuance of the financial statements. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2024.

Remediation Plan

During the year ended December 31, 2024, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. Measures taken in this remediation included investing in additional, senior accounting personnel , establishing a clearer organizational structure, implementing additional enterprise resource planning system modules, and formalizing internal processes and procedures.

Our remediation process includes, but is not limited to:

●	Investing in IT systems to enhance our operational and financial reporting and internal controls as well as creating reusable queries saved in our enterprise resource planning system to easily generate month-end workpapers for more accurate and timely month closes.
●	Formalizing a month-end checklist to significantly reduce the change of any closing item being missed or delayed.
●	Enhancing the organizational structure to support financial reporting processes and internal controls.
●	Providing guidance, education and training to employees relating to our accounting policies and procedures.
●	Further developing and documenting detailed policies and procedures regarding business processes for significant accounts, critical accounting policies and critical accounting estimates.
●	Establishing effective general controls over IT systems to ensure that information produced can be relied upon by process level controls is relevant and reliable.

We expect to remediate these material weaknesses in the second quarter of 2025 and beyond. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed for smaller reporting companies.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the registrant itself, that have been designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq’s listing standards.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is a list of the names, ages and positions of our executive officers and directors as of March 27, 2025:

Name:	Age	Position(s):	Director or Executive Officer Since:
Steven Rossi	39	Chief Executive Officer, President, Secretary, Chair of the Board of Directors (Principal Executive Officer)	November 7, 2014

Michael Johnston	44	Chief Financial Officer (Principal Financial and Accounting Officer)	December 5, 2017

Lorenzo Rossi	70	Director	December 9, 2014

Craig Loverock	54	Independent Director*	April 22, 2019

William Caragol	58	Independent Director#	June 30, 2021

Ned L. Siegel	73	Independent Director†	June 30, 2021

* Audit Committee Chair

# Compensation Committee Chair

† Nominating and Corporate Governance Chair

A brief description of the background and business experience of our executive officers and directors for the past five years is as follows:

Steven Rossi has served as the Chief Executive Officer, President, Secretary and Chair of the Board of Directors of the Company since November 7, 2014. Mr. Rossi attended the University of Toronto from 2005 to 2007, majoring in Life Science and pausing his post-secondary education to begin his career as an entrepreneur, visionary, and founder. Mr. Rossi founded two automotive-based companies in 2005 and 2006, respectively, and he managed and grew their respective operations for several years. Mr. Rossi then founded Worksport Ontario, a wholly owned operating entity of the Company, in 2011, and he has since been granted numerous patents across the United States and Canada – all of which he assigned exclusively to Worksport. In a short time since raising substantial funds in 2021 with which to grow Worksport, Mr. Rossi has been instrumental in retrofitting a distribution facility in West Seneca, New York into a manufacturing facility. He was further responsible for facilitating the research and development and planning the launch of new tonneau cover product lines; as these product lines were well-received by the consumer market, and as demand for them increased, Mr. Rossi then orchestrated the scaling of production through coordinating with teams across multiple states and disciplines to meet consumer demand. Through his two decades of business experience in the automotive sector, Steven Rossi possesses the knowledge and experience in establishing, managing, and growing automotive companies that aid him in efficiently and effectively identifying and executing the Company’s strategic priorities. As our Chief Executive Officer, President, Chair and founder, Mr. Rossi brings to the Board extensive knowledge of the Company’s products, structure, history, and culture as well as years of expertise in the industry and is qualified to be a member of the Company’s Board of Directors.

Michael Johnston CPA, CA, has been serving as the Chief Financial Officer of the Company since December 5, 2017. Mr. Johnston has been a partner with Forbes Andersen LLP, Chartered Professional Accountants, since January 2012 and offers over 20 years of experience advising both private and public companies. His responsibilities include assisting Steven Rossi in developing new business, maintaining operating budgets and ensuring adequate cash flow. Mr. Johnston was appointed by the Board for his extensive knowledge of the Company’s products and his financial and accounting expertise. Mr. Johnston holds a graduate degree from the University of Western Ontario.

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

Craig Loverock, CPA, CA, has been a member of the Board of the Company since April 22, 2019. Mr. Loverock has also served as the Chair of the Audit Committee since April 22, 2019. Mr. Loverock is a licensed CPA (Chartered Professional Accountant) and received his Chartered Accountant designation from the Institute of Chartered Accountants, Ontario in 1997, and has over 30 years’ experience in accounting and finance roles in Canada, the United States and England. Mr. Loverock has been the Chief Financial Officer and Corporate Secretary at Contagious Gaming Inc. since November 30, 2015, and currently serves as the Chief Financial Officer of Stronach International Inc. From January 2018 to April 2023, he served as the Chief Financial Officer of Sproutly Canada, Inc. From October 2014 to May 2015, he served as the Chief Financial Officer of VoiceTrust Inc. From November 2012 to October 2014, he served as the Chief Financial Officer and Chief Compliance officer of Quartz Capital Group Ltd. The Board believes that Mr. Loverock’s vast professional experience, education, and professional credentials qualify him to serve as a member of the Company’s Board of Directors and as a member of the Board’s committees.

William Caragol was appointed Director on June 30, 2021. From 2018 to the present, Mr. Caragol has also been Managing Director of Quidem LLC, a corporate advisory firm. Mr. Caragol is the Chief Financial Officer of Mainz Biomed, N.V. (NASDAQ: MYNZ) since July of 2021. Since November 2021, Mr. Caragol has also served as the Chief Operating Officer and Chief Financial Officer of Iron Horse Acquisitions Corp. (NASDAQ: IROH). Since July 2023, Mr. Caragol has also been on the board of directors and has been Chairman of the audit committee of Janover, Inc. (NASDAQ: JNVR), and he served on the board of directors of Greenbox POS (NASDAQ: GBOX) from 2021 to April 2023. Since 2015, Mr. Caragol has been Chairman of the Board of Thermomedics, Inc., a medical diagnostic equipment company. Mr. Caragol earned a B.S. in business administration and accounting from Washington & Lee University and is a member of the American Institute of Certified Public Accountants. The Board believes that Mr. Caragol’s vast experience as a member of several publicly traded companies’ board of directors, his education, and professional credentials qualify him to serve as a member of the Company’s Board Directors and as a member of the Board’s committees.

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

Advisory Board

The following members comprise our Advisory Board as of March 27, 2025    :

Name:	Age
Yosi Behar	81
Sengkee Ahn	54
Mike Timmons	49
Thomas DiNanno	57

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

Code of Business Conduct and Ethics

Our Board has adopted a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. One of our investor webpages, https://investors.worksport.com/#reports, displays a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

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

Meetings of the Board of Directors

During our fiscal year ended December 31, 2024, the Board met from time to time informally and acted by written consent on numerous occasions.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past 10 years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid during the years ended December 31, 2024 and 2023 in all capacities for our “named executive officers” which include: (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation for the last fiscal year exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided under (ii), except that the individual was not serving as an executive officer of the company at the end of the last completed fiscal year.

Summary Compensation Table

Name and Position	Fiscal Year Ended December 31,	Salary ($)		Stock Awards ($)	Stock Options ($)		Total ($)
Steven Rossi, Chief Executive Officer, President	2024	348,246	(1)	-	1,067,227	(3)	1,415,473
	2023	374,470	(2)	-	4,978,572	(3)	5,353,042

(1) Steven Rossi’s gross salary in 2024 was $187,000 ($256,085 CAD), which includes his base compensation plus an 8% vacation payout per paycheck. He additionally received $159,527 in consulting fees. He also received contributions towards health, dental, and vision coverage equaling $1,719 ($2,354 CAD) in the same year. The payments were made in CAD, of which was converted to USD using the 2024 average exchange rate of 0.730228.

(2) Steven Rossi’s gross salary in 2023 was $327,998 ($442,615 CAD), which includes his base compensation plus an 8% vacation payout per paycheck. He additionally received $45,786 ($61,786 CAD) in vacation payouts accrued prior to 2023. He also received contributions towards health, dental, and vision coverage equaling $686 ($926 CAD) in the same year. The payments were made in CAD, of which was converted to USD using the 2023 average exchange rate of 0.741045.

(3) On May 1, 2023, we granted Steven Rossi 200,000 NQSO Stock Options with a strike price of $17.40 and a vesting schedule based on market capitalization, of which 20% has vested as of December 31, 2024. On July 21, 2023, we granted Steven Rossi 5,000 NQSO stock options with a strike price of $36.10 to be vested 50% one year from grant date and 50% two years from grant date. On October 31, 2023, we granted Steven Rossi 150,000 ISO Stock Options with a strike price of $14.40 to be vested upon completion of revenue milestones, of which 20% has vested as of December 31, 2024.

Employment Agreements

We entered into an employment agreement with Steven Rossi, our Chief Executive Officer, effective May 10, 2021 (the “Employment Agreement”). Details of the Employee Agreement were filed as an exhibit (Exhibit 10.1) to the Company’s Form 8-K filed on 05/12/2021.

Consulting Agreements

The employment agreement previously entered into with Steven Rossi, our Chief Executive Officer, effective May 10, 2021, was terminated on July 23, 2024 and replaced with a consulting agreement (the “Consulting Agreement”). The term of the Consulting Agreement commenced on July 23, 2024 (the “Effective Date”) and continues indefinitely. Other details of the Consulting Agreement were filed as an exhibit (Exhibit 10.1) to the Company’s Form 8-K filed on 07/26/2024.

The table below set forth the outstanding equity awards held by our named executive officers at of December 31, 2024.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2024

	Option Awards					Stock Awards
Name	Number of securities underlying exercised options (#)	Number of securities underlying unexercised options (#) exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Steven Rossi, CEO & Pres. (PEO)	0	82,500(1)(2)(3)(4)	282,500(2)(3)(4)	7.042	(1)(2)(3)(4)	-	-

(1)	On August 6, 2021, we granted Steven Rossi an incentive stock option to purchase 10,000 shares of common stock for $55.00 per share under the Worksport Ltd. 2021 Equity Incentive Plan. The option vests 100% on the grant date. The expiration date of the option is August 6, 2026. During the year ended December 31, 2024, this stock option’s strike price was updated to $7.042.

(2)	On May 1, 2023, we granted Steven Rossi a non-qualified stock option to purchase 200,000 shares of common stock for $17.40 per share. Vesting is based upon the achievement of either the Company’s Market Capitalization or the Company’s Share Price. The grant vests in ten tranches. The first tranche vests once the Company either maintains a volume weighted average price of $20.00 or more for 10 consecutive trading days or reaches a market capitalization of $38,000,000, and an additional tranche representing 10% of the option grant vests for each dollar by which the volume weighted average price increases or for each additional $17,000,000 in which the Company’s market capitalization increases. 20% of the stock option has vested. The expiration date of the option is May 1, 2033. During the year ended December 31, 2024, this stock option’s strike price was updated to $7.042.

(3)

On July 21, 2023, we granted Steven Rossi a non-qualified stock option to purchase 5,000 shares of common stock for $36.10 per share under the Worksport Ltd. 2022 Equity Incentive Plan. The option vests 50% on the first annual anniversary of the grant date, and the other 50% vests on the second annual anniversary of the grant date. The expiration date of the option is July 21, 2028. During the year ended December 31, 2024, this stock option’s strike price was updated to $7.042.

(4)	On October 31, 2023, we granted Steven Rossi an incentive stock option to purchase 150,000 shares of common stock for $14.40 per share. Vesting is based upon the achievement of revenue-based milestones. The first tranche representing 20% of the option vests upon the achieving of an annual run rate revenue of $10,000,000 as measured by $2,500,000 of quarterly revenue, and an additional 20% vests for each $10,000,000 increase in annual run rates, each represented by an additional $2,500,000 of quarterly revenue. 20% of the stock option has vested. The expiration date of the option is October 31, 2033. During the year ended December 31, 2024, this stock option’s strike price was updated to $7.042.

Equity Incentive Plans

2015 Equity Incentive Plan

In July 2015, our Board and shareholders adopted the Worksport Ltd. 2015 Equity Incentive Plan (the “2015 Plan”), effective as of July 5, 2015. The 2015 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2015 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of any affiliate and provide a means by which the eligible recipients may benefit from increases in value of our common stock. The Board reserved 50,000 shares of common stock issuable upon the grant of awards under the 2015 Plan. As of December 31, 2024, zero shares of common stock remain available under the 2015 Plan.

2021 Equity Incentive Plan

On March 31, 2021, our Board and shareholders adopted the Worksport Ltd. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2021 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of any affiliate and provide a means by which the eligible recipients may benefit from increases in value of our common stock. The Board reserved 125,000 shares of common stock issuable upon the grant of awards under the 2021 Plan. As of December 31, 2024, 1,500 shares of common stock were available under the 2021 Plan.

2022 Equity Incentive Plan

In September 2022 and November 2022, our Board and shareholders, respectively, approved and adopted the Worksport Ltd. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan authorizes the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock units, (vi) performance units, (vii) performance shares and (vii) other awards as the administrator may determine. The 2022 Plan is to be administered by the Board, the Compensation Committee or any other committee appointed by the Board. The 2022 Plan is intended to (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide incentives to individuals who perform services for us and (iii) promote the success of our business. A total of 75,000 shares of common stock have been reserved for the issuance of awards under the 2022 Plan. The 2022 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31st of the prior calendar year minus the total number of shares reserved and available for issuance under the 2015 Plan and 2021 Plan. As of December 31, 2023, 96,779 shares of common stock were available under the 2022 Plan. The number of shares of common stock authorized under the 2022 Plan as of January 1, 2024 was 303,311. As of December 31, 2024, 27,909 shares of common stock were available under the 2022 Plan. The number of shares of common stock authorized under the 2022 Plan as of January 1, 2025 was 525,185.

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

During 2024, Steven Rossi, Lorenzo Rossi, Craig Loverock, Bill Caragol, and Ned L. Siegel were compensated for their services.

Director Compensation (1)

As of December 31, 2024

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Craig Loverock	21,233	(1)	-	3,845	(3)	-	-		25,078
William Caragol	45,000		-	3,845	(3)	-	-		48,845
Ned L. Siegel	50,000		-	3,845	(3)	-	-		53,845
Lorenzo Rossi	211,814	(2)	-	-		-	3,138	(2)	214,952

(1) Payments were made in CAD and converted to USD per the exchange rate as of the date of each bill payment, of which include $11,542, $11,431, and $5,798 on January 12, 2024, June 7, 2024, September 5, 2024, respectively.

(2) Lorenzo Rossi’s gross compensation in 2024 was $211,814 ($290,065 CAD). He additionally received contributions towards health, dental, and vision coverage equaling $3,138 ($4,297 CAD) in the same year. The payments were made in CAD, of which was converted to USD using the 2024 average exchange rate of 0.730228.

(3) During the year ended December 31, 2024, each of the three independent directors were granted 2,500 shares of common stock issuable upon the exercise of vested options at a price of $7.042 per share until July 23, 2034.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by (a) each shareholder who is known to us to beneficially own more than 5% of our common stock, (b) directors, (c) our executive officers, and (d) all executive officers and directors as a group. Beneficial ownership is determined according to the SEC rules, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options, warrants and other securities convertible or exercisable into shares of common stock, provided that such securities are currently exercisable or convertible within 60 days of March March 27, 2025. Each director or officer, as the case may be, has furnished us with information with respect to their beneficial ownership. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their common stock.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (2)
Directors and Executive Officers:

Steven Rossi —CEO, President, and Chairman	335,088	(3)	6.99%

Michael Johnston —CFO	—		—

Lorenzo Rossi —Director	—		—

Craig Loverock —Director	13,313	(4)	.028%

William Caragol —Director	13,313	(5)	.028%

Ned L. Siegel —Director	13,313	(6)	.028%

All officers and directors as a group (6 persons)	375,027		7.82%

5%+ Shareholders:

*Less than 1%.

(1) Unless otherwise indicated, the address for each person is c/o Worksport Ltd., 2500 N America Drive, West Seneca, NY 14224.

(2) Based on 4,795,521 shares of common stock outstanding as of March 27, 2025.

(3) Includes 12,500 shares of common stock issuable upon the exercise of vested options at a price of $7.042 per share – 10,000 of which expire on August 6, 2026 while the remaining 2,500 expire on July 21, 2028. Mr. Rossi also owns 100 shares of Series A Preferred Stock - entitling him to 51% of the voting power of the corporation. Mr. Rossi also has option grants amounting to 350,000 of issuable stock upon the completion of milestones; 70,000 of these stock options have vested while the remaining 280,000 stock options are deemed unlikely to vest in the near future. Steven Rossi additionally holds 252,588 shares with our transfer agent - 3,333 of which he purchased on November 19, 2024.

(4) Includes (i) 1,500 shares of restricted shares of common stock granted on September 6, 2021 and that vested on September 6, 2021, (ii) 1,500 shares of common stock issuable upon the exercise of vested options at a price of $55.00 per share until July 23, 2026, (iii) 375 shares of common stock issuable upon the exercise of vested options at a price of $36.10 per share until July 21, 2028, (iv) 3,000 shares of common stock issuable upon the exercise of vested options at a price of $25.10 per share until December 29, 2026, (v) 6,000 shares of common stock issuable upon the exercise of vested options at a price of $16.60 per share until January 30, 2033, and (vi) 938 shares of common stock issuable upon the exercise of vested options at a price of $7.042 per share until 7/23/2034. All of these stock options have been subsequently repriced to $7.042 per share.

(5) Includes (i) 1,500 shares of restricted shares of common stock granted on September 6, 2021 and that vested on September 6, 2021, (ii) 1,500 shares of common stock issuable upon the exercise of vested options at a price of $55.00 per share until August 6, 2026, (iii) 375 shares of common stock issuable upon the exercise of vested options at a price of $36.10 per share until July 21, 2028, (iv) 3,000 shares of common stock issuable upon the exercise of vested options at a price of $25.10 per share until December 29, 2026, (v) 6,000 shares of common stock issuable upon the exercise of vested options at a price of $16.60 per share until January 30, 2033, and (vi) 938 shares of common stock issuable upon the exercise of vested options at a price of $7.042 per share until 7/23/2034. All of these stock options have been subsequently repriced to $7.042 per share.

(6) Includes (i) 1,500 shares of restricted shares of common stock granted on September 6, 2021 and that vested on September 6, 2021, (ii) 1,500 shares of common stock issuable upon the exercise of vested options at a price of $55.00 per share until August 6, 2026, (iii) 375 shares of common stock issuable upon the exercise of vested options at a price of $36.10 per share until July 21, 2028, (iv) 3,000 shares of common stock issuable upon the exercise of vested options at a price of $25.10 per share until December 29, 2026, (v) 6,000 shares of common stock issuable upon the exercise of vested options at a price of $16.60 per share until January 30, 2033, and (vi) 938 shares of common stock issuable upon the exercise of vested options at a price of $7.042 per share until 7/23/2034. All of these stock options have been subsequently repriced to $7.042 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

(As of December 31, 2024)

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2015 Equity Incentive Plan:
Equity compensation plans approved by security holders	50,000	$8.42	0
Equity compensation plans not approved by security holders	0	0	0
Total	50,000	$8.42	0

2021 Equity Incentive Plan:
Equity compensation plans approved by security holders	123,000	$7.27	2,000
Equity compensation plans not approved by security holders	0	$0	0
Total	123,000	7.27	2,000

2022 Equity Incentive Plan: (1)
Equity compensation plans approved by security holders	275,402	$5.95	27,909
Equity compensation plans not approved by security holders	0	0	0
Total	275,402	$5.95	27,909

Total	448,402	$6.59	29,909

(1)	The 2022 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1st of each calendar year during the term of the 2022 Plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31st of the prior calendar year minus the total number of shares reserved and available for issuance under the 2015 Plan and 2021 Plan. The number of shares of common stock authorized under the 2022 Plan as of January 1, 2025 was 599,983.

Changes in Control

There are no arrangements, to our knowledge, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions entered since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed $120,000 (or, if less, 1% of the average of our total assets amounts as of December 31, 2024), and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Forbes Anderson Limited, an accounting firm based in Ontario, Canada and managed by Worksport’s Chief Financial Officer, Michael Johnston, received $54,767 ($75,000 CAD) based on the 2024 average exchange rate for services rendered within the year ending December 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On November 18, 2022, we appointed Lumsden & McCormick, LLP to serve as our independent auditor. Our independent auditor billed an aggregate of $10,000 through December 31, 2024 for professional services rendered for the audit of our 2024 annual financial statements. We incurred fees from both Haynie & Company as well as Lumsden & McCormick, LLP for the year ended December 31, 2023 and only incurred fees from Lumsden & McCormick, LLP for the year ended December 31, 2024, as discussed below:

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees	$110,000	$123,250
Audit-Related Fees (1)	$19,300	$60,546
Tax Fees	$22,000	$22,365
All Other Fees	$36,000	$9,925
Total	$187,300	$216,086

(1)	Fees incurred in conjunction with consents for various registration statements filed during years.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.:	Description:
3.1	Amended and Restated Articles of Incorporation of Worksport Ltd. filed with the Nevada Secretary of State on May 7, 2021 (8)
3.1.1	Amended and Restated Certificate of Designation of the Series A Preferred Stock filed with the Nevada Secretary of State on March 20, 2019 (8)
3.1.2	Series B Preferred Stock Certificate of Designation filed with the Nevada Secretary of State on May 18, 2020 (8)
3.1.3	Amendment to the Amended and Restated Certificate of Designation of the Series A Preferred Stock filed with the Nevada Secretary of State on May 7, 2020 (8)
3.1.4	Amendment to the Amended and Restated Articles of Incorporation filed May 21, 2021 effecting the 1-for-20 Reverse Stock Split (10)
3.2	Amended and Restated Bylaws adopted on March 31, 2021 (8)
3.3	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc. (filed as an exhibit to the Company’s form 10-K for the fiscal year ended December 31, 2018 filed on May 13, 2019)
4.1	Description of Registrant’s Securities (15)
10.1	Patent License Agreement, dated November 26, 2014 (3)
10.2†	Employment Agreement, dated May 10, 2021, between Worksport Ltd. and Steven Rossi (7)
10.3†	Worksport Ltd. 2015 Equity Incentive Plan (10)
10.4	Lease Agreement, dated April 16, 2021, between Worksport Ltd. and Majorcon Holdings, Inc. re 7299 East Danbro Crescent (10)
10.5	Form of Subscription Agreement for 2021 Private Placement (11)
10.6†	Worksport Ltd. 2021 Equity Incentive Plan (15)
10.7†	Worksport Ltd. 2022 Equity Incentive Plan (15)
10.8	At the Market Offering Agreement, dated September 30, 2022, by and between the Company and H.C. Wainwright & Co., LLC. (12)
10.9†	Performance Stock Unit award, dated November 11, 2022, to Steven Rossi (13)
10.10†	Performance Stock Unit award, dated November 11, 2022, to Lorenzo Rossi (13)
10.11†	Restricted Stock award, dated November 11, 2022, to Steven Rossi (13)
10.12	Agreement dated as of January 30, 2023, between Worksport Ltd. and Wesley Van de Wiel (15)
10.13	Form of Securities Purchase Agreement, dated October 31, 2023 (16)
10.14	Form of Securities Purchase Agreement, dated March 18, 2024 (17)
10.15	Loan Agreement dated as of May 4, 2022, by and between the Company and Northeast Bank (23)
10.16†	Consulting Agreement dated as of July 23, 2024, by and between the Company and Steven Rossi (18)
10.17	Warrant Agent Agreement and Form of Warrant (10)
10.18	Form of Representative Warrant (11)
10.19	Form of Common Stock Purchase Warrant used in 2021 Private Placement (11)
10.20	Form of Pre-Funded Warrant, dated November 2, 2023 (16)
10.21	Form of Warrant, dated November 2, 2023 (16)
10.22	Form of Pre-Funded Warrant, dated March 20, 2024 (17)
10.23	Form of Warrant, dated March 20, 2024 (17)
10.24	Revolving Financing And Assignment Agreement, dated July 19, 2024, by and between Worksport New York Operations Corporation and Worksport USA Operations Corporation and Amerisource Funding, Inc. (22)
10.25	Commercial Promissory Note, dated July 19, 2024, by Worksport New York Operations Corporation, and Worksport USA Operations Corporation to the benefit of Amerisource Funding, Inc. (19)
10.26	The Securities Purchase Agreement, dated September 19, 2024 (20)
10.27	Stock Purchase Agreement dated as of November 19, 2024 (21)
14.1	Code of Ethics (9)
19.1*	Insider Trading Policy and Procedures
21.1	List of Subsidiaries (15)
23.1*	Consent of Lumsden & McCormick, LLP
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File.

†Management compensatory plan.

*Filed herewith.

**Furnished herewith and not to be incorporated by reference into any filing of Worksport Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.

(1)	Filed as an exhibit to the Company’s Form 10-Q filed April 24, 2009.

(2)	Filed as an exhibit to the Company’s Form 1-A filed on July 15, 2020.

(3)	Filed as an exhibit to the Company’s Form 8-K filed on December 17, 2014.

(4)	Filed as an exhibit to the Company’s Form S-1 filed on July 21, 2015.

(5)	Filed as an exhibit to the Company’s Form 1-A/A filed on September 10, 2020.

(6)	Filed as an exhibit to the Company’s Form 1-A/A filed on September 29, 2020.

(7)	Filed as an exhibit to the Company’s Form 8-K filed on May 12, 2021.

(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on May 14, 2021.

(9)	Filed as an exhibit to the Company’s Form 8-K filed July 2, 2021.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed on July 8, 2021.

(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A filed on July 16, 2021.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on September 30, 2022.

(13)	Filed as an exhibit to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2022 filed November 14, 2022.

(14)	Filed as an exhibit to the Company’s Form 8-K filed November 21, 2022.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 31, 2023.

(16)	Filed as an exhibit to the Company’s Form 8-K filed on November 3, 2023.

(17)	Filed as an exhibit to the Company’s Form 8-K filed on March 20, 2024.

(18)	Filed as an exhibit to the Company’s Form 8-K filed on July 26, 2024.

(19)	Filed as an exhibit to the Company’s Form 8-K filed on July 25, 2024.

(20)	Filed as an exhibit to the Company’s Form 8-K filed on September 20, 2024.

(21)	Filed as an exhibit to the Company’s Form 8-K filed on November 21, 2024.

(22)	Filed as an exhibit to the Company’s Form 8-K filed on September 7, 2024.

(23)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 28, 2024.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORKSPORT LTD

Dated: March 27, 2025	/s/ Steven Rossi
Steven Rossi
President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Rossi	President, Chief Executive Officer and	March 27, 2025
Steven Rossi	Chairman of the Board of Directors(Principal Executive Officer)

/s/ Michael Johnston	Chief Financial Officer	March 27, 2025
Michael Johnston	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lorenzo Rossi	Director	March 27, 2025
Lorenzo Rossi

/s/ Craig Loverock	Director	March 27, 2025
Craig Loverock

/s/ William Caragol	Director	March 27, 2025
William Caragol

/s/ Ned L. Siegel	Director	March 27, 2025
Ned L. Siegel

