Form 10-Q
period 2025-03-31
Worksport Ltd
filed 2025-05-15
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2025

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

As of May 15, 2025, the Registrant had 5,200,130 shares of common stock, par value $0.001 per share, issued and outstanding.

Worksport Ltd.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Worksport Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,080,372	$4,883,099
Accounts receivable, net	67,951	42,589
Other receivable	196,743	169,728
Inventory (Note 3)	5,725,592	5,190,054
Prepaid expenses and deposits (Note 6)	384,263	192,192
Total current assets	11,454,921	10,477,662
Investments (Note 11)	66,308	66,308
Property and equipment, net (Note 4)	13,497,178	13,644,226
Operating lease right-of-use assets (Note 12)	531,122	595,415
Intangible assets, net (Note 5)	1,113,473	953,049
Total assets	$26,663,002	$25,736,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,763,556	$1,526,630
Accrued liabilities and other	852,103	800,283
Accrued compensation	431,479	377,112
Long-term debt, current portion (Note 13)	227,056	222,992
Lease liability, current portion (Note 12)	244,477	246,535
Total current liabilities	3,518,671	3,173,552
Lease liability, excluding current portion (Note 12)	310,337	368,472
Long-term debt, excluding current portion (Note 13)	2,708,497	4,781,005
Total liabilities	6,537,505	8,323,029

Shareholders’ Equity
Series A & B Preferred Stock, $0.001 par value, 10,010 shares authorized, 100 Series A and 0 Series B issued and outstanding, respectively (Note 7)	-	-
Common stock, $0.001 par value, 29,900,000 shares authorized, 4,795,521 and 4,016,205 shares issued and outstanding, respectively (Note 7)	4,795	4,016
Additional paid-in capital	84,126,734	79,781,674
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	4,941,555	2,115,064
Accumulated deficit	(68,937,430)	(64,476,966)
Cumulative translation adjustment	(8,580)	(8,580)
Total shareholders’ equity	20,125,497	17,413,631
Total liabilities and shareholders’ equity	$26,663,002	$25,736,660

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months ended March 31,
	2025	2024

Net sales	$2,240,005	$512,637
Cost of sales	1,843,784	475,181
Gross profit	396,221	37,456

Operating expenses
Research and development	369,601	381,000
General and administrative	2,988,781	2,293,318
Sales and marketing	869,749	66,777
Professional fees	426,041	943,778
Gain on foreign exchange	(1,645)	(7,951)
Total operating expenses	4,652,527	3,676,922
Loss from operations	(4,256,306)	(3,639,466)

Other income (expense)
Interest expense	(195,438)	(123,598)
Interest income	8,134	3,054
Rental income	-	45,353
Other	(16,854)	-
Total other income (expense)	(204,158)	(75,191)

Net loss	$(4,460,464)	$(3,714,657)

Loss per share (basic and diluted)	$(1.05)	$(1.75)
Weighted average number of shares (basic and diluted)	4,262,474	2,118,807

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2024	100	$-	2,032,050	$2,032	$64,685,693	$(1,577)	$1,814,152	$(48,313,177)	$(8,580)	$18,178,543
Issuance for services and subscriptions payable	-	-	21,454	21	1,138,109	-	103,433	-	-	1,241,563
Shares issued (Note 7)	-	-	287,716	288	3,194,913	-	-	-	-	3,195,201
Warrant exercise	-	-	68,800	69	-	-	-	-	-	69
Net loss	-	-	-	-	-	-	-	(3,714,657)	-	(3,714,657)
Balance at March 31, 2024	100	$-	2,410,020	$2,410	$69,018,715	$(1,577)	$1,917,585	$(52,027,834)	$(8,580)	$18,900,719

Balance at January 1, 2025	100	$-	4,016,205	$4,016	$79,781,674	$(1,577)	$2,115,064	$(64,476,966)	$(8,580)	$17,413,631
Issuance for services and subscriptions payable	-	-	1,033	1	579,445	-	22,170	-	-	601,616
Shares issued (Note 7)	-	-	22,725	22	185,852	-	-	-	-	185,874
Warrant Exercise (Note 15)	-	-	755,558	756	3,579,763	-	2,804,321	-	-	6,384,840
Net loss	-	-	-	-	-	-	-	(4,460,464)	-	(4,460,464)
Balance at March 31, 2025	100	$-	4,795,521	$4,795	$84,126,734	$(1,577)	$4,941,555	$68,937,430)	$(8,580)	$20,125,497

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
Operating activities
Net loss	$(4,460,464)	$(3,714,657)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	608,353	1,241,563
Depreciation and amortization	444,966	383,147
Change in operating lease	4,100	1,988
	(3,403,045)	(2,087,959)
Changes in operating assets and liabilities (Note 10)	(436,873)	(706,645)
Net cash used in operating activities	(3,839,918)	(2,794,604)

Cash flows from investing activities
Purchase of property and equipment	(201,459)	(212,969)
Purchase of intangible assets	(256,883)	-
Net cash used in investing activities	(458,342)	(212,969)

Financing activities
Shareholder assumption of debt	-	(16,495)
Proceeds from warrant exercise	6,384,840	69
Proceeds from line of credit	110,821	-
Repayments on line of credit	(2,131,871)	-
Repayments on long-term debt	(47,394)	-
Proceeds from issuance of common share, net of issuance cost	179,137	3,195,201
Net cash received from financing activities	4,495,533	3,178,775

Change in cash	197,273	171,202
Cash, restricted cash and cash equivalents - beginning of period	4,883,099	3,365,778
Cash, restricted cash and cash equivalents end of period	$5,080,372	$3,536,980

Supplemental Disclosure of cash flow information
Income tax paid	$-	$-
Interest paid	$140,000	$144,000

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2024. All references to years in these financial statements are fiscal years.

Reclassifications – Certain prior year amounts have been reclassified to conform to current year’s presentation. The Company reclassified research and development of $369,601 and $381,000 for the three months ended March 31, 2025 and 2024, respectively, which were reclassified from general and administrative expense, to research and development expense. This change improves the disclosure of costs to develop new products and technologies and reflects the Company’s ongoing investment in innovation. The change also provides a more accurate depiction of the Company’s operating performance.

Recent accounting pronouncements

Recent accounting pronouncements adopted

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We adopted this standard for the year ended December 31, 2024, and applied the amendments retrospectively to all prior periods presented. Refer to Note 17, Segment Reporting. The adoption of this standard did not have a material effect on the financial statements and related disclosures.

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

2. Going Concern

As of March 31, 2025, the Company had $5,080,372 in cash and cash equivalents. The Company also has availability on its revolving line of credit of $2,858,700. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. As of March 31, 2025, the Company had an accumulated deficit of $68,937,430.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2025, the Company had net losses of $4,460,464 (2024 - $3,714,657). As of March 31, 2025, the Company had working capital of $7,936,250 (December 31, 2024 – $2,901,401) and had an accumulated deficit of $68,937,430 (December 31, 2024 - $64,476,966). The Company has not generated profit from operations since inception and to date has relied on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase and margins improve. As of March 31, 2025, the Company had cash and cash equivalents of $5,080,372 (December 31, 2024 - $4,883,099). Despite the Company having completed its purchasing of large manufacturing machinery for phase one output levels, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its ramp-up of manufacturing and increasing sales volumes in 2025, which should mitigate the effects of operational costs on cash and cash equivalents as it releases new product lines; this view is supported by the fact that the manufacturing facility of the Company was completed for initial production output in 2023 and quickly began improving output and sales during 2024 and into 2025.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. Through March 31, 2025, the Company has sold and issued 784,133 shares of common stock in consideration for net proceeds of $6,432,971 under the ATM Agreement.

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

On May 29, 2024, Worksport sent an inducement letter to a shareholder offering an option to exercise their warrants at a reduced exercise price of $0.5198 per warrant. In turn for doing so, Worksport offered the shareholder new warrants to purchase up to 1,295,000 warrant shares with an exercise price of $0.5198. The shares had a term of 5.5 years, with a 6-month required holding period.

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

On February 27, 2025, Worksport entered into a warrant inducement agreement with a shareholder to exercise 755,558 of their 1,295,000 May 2024 Warrants at price of $5.198 per share. The remaining unexercised 539,442 warrants are included in share subscription payable. In return, the Company issued 1,424,500 new 2025 Inducement Warrants. Each Inducement Warrant has an exercise price of $6.502, will become exercisable six months after issuance, and have a 5.5-year life. Worksport raised approximately $6,731,000 in gross proceeds before fees and expenses, with the funds earmarked for general corporate and working capital purposes.

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

3. Inventories

Inventories, net of reserves, consists of:

	March 31, 2025	December 31, 2024
Raw materials	$3,462,797	$3,373,704
Finished goods	1,627,295	1,343,006
Work in progress	635,500	473,344
Inventories, net	$5,725,592	$5,190,054

4. Property and Equipment

Property and equipment consist of:

	March 31, 2025	December 31, 2024
Building	$6,079,410	$6,079,410
Manufacturing equipment	6,043,398	5,830,999
Land	2,239,405	2,239,405
Leasehold improvements	867,756	862,504
Product molds	524,476	524,476
Warehouse equipment	512,700	512,700
Electrical equipment	185,261	185,261
Automobile	172,645	172,645
Furniture	154,065	154,065
Computers	98,594	114,786
Property and equipment, at cost	16,877,710	16,676,251
Less accumulated depreciation	(3,380,532)	(3,032,025)
Property and equipment, net	$13,497,178	$13,644,226

Depreciation expense for the three months ended March 31, 2025 and 2024 was $348,507 and $382,520, respectively.

5. Intangible Assets

Intangible assets consist of costs incurred to establish the patent rights related to the quick latch and soft vinyl quad-fold tonneau cover technologies, Worksport trademarks, licenses, and software costs. The Company’s utility patents and design registrations were issued between 2014 and 2025. The patents and software are amortized on a straight-line basis over their useful life. The Company’s trademark, licenses, and other indefinite life intangible assets are reassessed every year for impairment. The Company determined that impairment is not necessary for the prior year ended December 31, 2024 and for the three months ended March 31, 2025.

The components of intangible assets are as follows:

	March 31, 2025	December 31, 2024
Software	$1,150,000	$1,150,000
License	218,329	103,329
Patent	62,706	62,706
Trademark	5,150	5,150
Other	171,334	29,451
Intangible assets, gross carrying amount	1,607,519	1,350,636
Less accumulated amortization	(494,046)	(397,587)
Intangible assets, net	$1,113,473	$953,049

Amortization expense for the three months ended March 31, 2025 and 2024 was $96,459 and $627, respectively.

Estimated amortization of the patent and software over the next five calendar years and beyond March 31, 2025 is as follows:

2025	$289,383
2026	$385,842
2027	$2,508
2028	$2,508
2029	$2,508
Thereafter	$35,911

6. Prepaid Expenses and Deposits

Prepaid expenses and deposits consist of:

	March 31, 2025	December 31, 2024
Consulting, services and advertising	$187,158	$35,740
Insurance	37,510	65,938
Deposits	159,595	90,514
Prepaid expenses and deposits	$384,263	$192,192

7. Shareholders’ Equity

During three months ended March 31, 2025, the following transactions occurred:

During the three months ended March 31, 2025, the Company sold 22,725 shares of common stock for total gross proceeds of $185,874. The sale of shares was in connection with the shelf registration statement on Form S-3 effective on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022.

The Company recognized consulting expense of $22,017 to share subscriptions payable from restricted shares and stock options to be issued. As of March 31, 2025, the restricted shares have not been issued. During the three months ended March 31, 2025, the Company issued 1,000 restricted shares with a value of $82,100.

During the three months ended March 31, 2025, in connection with the inducement of 1,295,000 warrants at $5.198 per share, the Company also sold 1,424,500 warrants exercisable at $6.502 per share. The Company received proceeds of $6,731,410 before deducting placement agent fees of $346,570 and other offering expenses payable by the Company upon the exercise of the May 2024 Existing Warrants.

Refer to Note 15, Warrants and Note 16, Equity Compensation for additional disclosures related to shareholders’ equity.

During three months ended March 31, 2024, the following transactions occurred:

During the three months ended March 31, 2024, the Company sold 50,492 shares of common stock for a total net proceeds of $566,118. The sale of shares was in connection with the shelf registration statement on Form S-3 effective on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022.

The Company recognized consulting expense of $407,621 to share subscriptions payable from restricted shares and stock options to be issued. As of March 31, 2024, the Company issued 21,454 restricted shares with a value of $304,188.

During the three months ended March 31, 2024, the Company closed a sale of 237,224 shares of common stock for net proceeds of $1,535,591. In association with the sale of common stock, the Company issued 147,789 pre-funded warrants and 770,026 warrants totaling proceeds of $1,093,492.

8. Income Taxes

The effective tax rate for the three months ended March 31, 2025 and 2024 was 22.9% before 100% allowance adjustments on net deferred income tax assets. The effective tax rate for the three months ended March 31, 2025 and 2024 was higher than expected from applying the U.S. federal statutory rate of 21% to loss before income taxes due to tax benefits on losses generated outside the U.S. with higher statutory rates.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value because of the short-term nature of these instruments. The Company’s revolving line of credit is based on a variable interest rate and is reflected in the financial statements at carrying value which approximates fair value at March 31, 2025. The Company’s long-term debt is based on a fixed interest rate, and its carrying amount approximates fair value at March 31, 2025. The fair value of the revolving line of credit and long-term debt is classified as Level 2 within the fair value hierarchy and is estimated based on quoted market prices.

10. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the three months ended March 31, 2025 and 2024 are as follows:

	2025	2024
Decrease (increase) in accounts receivable	$(25,362)	$306,778
Decrease (increase) in other receivable	(27,015)	10,538
Decrease (increase) in inventory	(583,116)	(2,908,354)
Decrease (increase) in prepaid expenses and deposits	(192,071)	1,155,090
Increase (decrease) in accounts payable and accrued liabilities	390,691	729,303
	$(436,873)	$(706,645)

11. Investments

a)	During the three months ended March 31, 2025, $66,308 ($90,000 CAD) of the Company’s Guaranteed Investment Certificate (“GIC”) matured and the Company received $2,499 ($3,603.69 CAD) in interest income. During the same period, the Company reinvested the principal amount of $66,308 ($90,000 CAD) in a GIC. The GIC bears a variable interest rate and will mature on February 27, 2026. The anticipated earned interest on the GIC at maturity is $2,499 ($3,603.69 CAD).

12. Leases

During the year ended December 31, 2022, the Company signed a lease agreement for approximately 20,296 square feet to be used as its primary corporate office and research and development (“R&D”) facility pursuant to a five-year lease, dated June 1, 2022, for a variable rate averaging $20,242 per month over the lifetime of the lease not inclusive of additional fees, which also vary and average $5,033  per month in 2025 not inclusive of taxes.

During the year ended December 31, 2023, the Company signed a lease agreement for office space to be used as an R&D facility pursuant to a one-year lease with an option to extend the lease for an additional year, dated June 1, 2023, for a monthly rent of $3,350. The lease was renewed effective June 1, 2024 at a rate of $3,600 per month with a termination date of May 31, 2025.

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

The Company’s right-of-use asset and lease liability as of March 31, 2025, and December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024
Right-of-use asset	$531,122	$595,415
Current lease liability	$244,477	$246,535
Long-term lease liability	$310,337	$368,472

The following is a summary of the Company’s total lease costs:

	March 31, 2025	March 31, 2024
Operating lease cost	$78,407	$133,796

The following is a summary of cash paid during the three months ended March 31, 2025 and 2024 for amounts included in the measurement of lease liabilities:

	March 31, 2025	March 31, 2024
Operating cashflow	$78,471	$135,784

The following are future minimum lease payments as of March 31, 2025:

2026	$286,627
2027	279,815
2028	46,975
Total future minimum lease payments	613,417
Less: amount representing interest	(58,603)
Present value of future payments	554,814
Current portion	244,477
Long term portion	$310,337

13. Indebtedness

Long-term debt consists of:

	March 31, 2025	December 31, 2024
Revolving Credit Facility (a)	$1,735,414	$3,808,025
Other (b)	1,404,991	1,456,485
	3,140,405	5,264,510
Less deferred debt issuance cost	(204,851)	(260,513)
Less current installments	(227,056)	(222,992)
Long-term debt	$2,708,497	$4,781,005

a)

On July 19, 2024, the Company, as the guarantor, and Worksport New York Operations Corporation as well as Worksport USA Operations Corporation, entered into a $6,000,000 Revolving Financing and Assignment Agreement with an external lending entity with a maturity date of July 18, 2026, or 24 months. Upon transaction close, the Company drew down approximately $5.06 million of the Revolving Credit Facility, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000 to fund operations. At March 31, 2025, the outstanding balance of this loan was $1,570,197 (net of issuance costs of $165,217).

For collateral, the lender holds a first position on the Company’s major asset classes (accounts receivable, the factory in New York, and inventory) other than the Company’s equipment. A non-usage fee of 0.25% is assessed quarterly and applied to the difference between the quarter’s average daily outstanding loan balance and the total credit facility amount. As of March 31, 2025, the Company had an available balance of $2,858,700 to borrow on the Revolving Credit Facility.

b)

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

14. Loss per Share

For the three months ended March 31, 2025, loss per share is $1.05 (basic and diluted) compared to that of the three months ended March 31, 2024, of $1.75 (basic and diluted) using the weighted average number of shares of 4,262,474 (basic and diluted) and 2,118,807 (basic and diluted), respectively.

There are 29,900,000 shares authorized with 4,795,521 and 2,410,020 shares issued and outstanding, at March 31, 2025 and 2024, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As of March 31, 2025, the Company has 2,414,526 warrants convertible to 2,444,526 common shares, 115,713 restricted stock to be issued, and 201,824 stock options exercisable for 201,824 common shares for a total underlying common shares of 2,762,063. As of March 31, 2024, the Company has 2,011,808 warrants convertible to 2,041,808 common shares, 35,702 restricted stock to be issued, and 513,266 stock options exercisable for 513,266 common shares for a total underlying common shares of 2,590,775.

15. Warrants

On February 27, 2025, the Company entered into a warrant inducement agreement (the “Inducement”) with the holder of existing warrants to purchase an aggregate 1,295,000 shares. Pursuant to the Inducement, the exercising holder of the existing warrants received 1,425,000 inducement warrants and the Company received $6,731,000 from the exercise of the existing warrants. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from the inducement warrants issued using the Black Scholes model. The total incremental fair value of $7,602,000, is recorded as a non-cash deemed dividend. The proceeds of the warrant inducement and issuance of 1,295,000 shares of common stock are recorded as additional paid-in capital.

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

As of March 31, 2025, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$40.00	30,000	1.75	December 31, 2026
$7.40	770,026	4.47	September 20, 2029
$6.502	1,424,500	5.41	August 27, 2030
$4.00	190,000	4.48	September 21, 2029
	2,414,526	4.99

The average remaining contractual life of outstanding warrants that expire is 4.99 years.

	March 31, 2025		December 31, 2024
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	2,291,276	$6.35	1,162,792	$24.20
Issuance	1,424,500	$6.50	2,402,815	$5.49
Expired	(6,250)	$24.00	(357,742)	$60.50
Exercise	(1,295,000)	$5.20	(916,589)	$(3.97)
Balance, end of period	2,414,526	$7.01	2,291,276	$6.35

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

On November 11, 2022, 40,000 and 30,000 PSUs granted on December 29, 2021, as described below, were modified to include new terms pertaining to the PSU vesting schedule. The PSUs vest in 5% increments according to the modified schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $22.50, 50% will have vested at a closing price of $53.10, and 100% will have vested at a closing price of $137.60 as measured using the volume weighted average of the Company’s common stock for ten (10) consecutive trading days, with over $100,000 of trading volume on each of those days. The fair value of the PSUs was estimated to be $1,254,460. As of March 31, 2025, 7,500 PSUs of the remaining 30,000 PSUs had vested.

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

During the three months ended March 31, 2025, the Company issued 10,000 stock options to a director with an exercise price of $5.95 and an expiration date of Marh 7, 2035.

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

	March 31, 2025		December 31, 2024
	Number of stock	Weighted average	Number of stock	Weighted average
	options	price	options	price
Balance, beginning of year	579,936	$7.14	506,386	$19.62
Granted	10,000	$5.95	84,860	$7.70
Forfeited	(960)	$7.04	(11,310)	$(29.30)
Balance, end of period	588,976	$7.10	579,936	$7.14

	Range of Exercise		Weighted average	Weighted average	Exercisable on
	prices	Outstanding	life (years)	exercise price	March 31, 2025
Stock options	$5.20-55.00	588,976	7.66	$7.10	191,755

As of March 31, 2025 and December 31, 2024, Terravis Energy Inc., a wholly owned subsidiary of the Company, has the following options outstanding:

	March 31, 2025		December 31, 2024
	Number of stock	Weighted average	Number of stock	Weighted average
	options	price	options	price
Balance, beginning of year	1,350,000	$0.01	1,350,000	$0.01
Granted	-	$-	-	$-
Balance, end of period	1,350,000	$0.01	1,350,000	$0.01

	Range of		Weighted average	Weighted average	Exercisable on
	Exercise prices	Outstanding	life (years)	exercise price	March 31, 2025
Stock options	$0.01	1,350,000	7.03	$0.01	1,350,000

17. Segment Reporting

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

	For the three months ended March 31, 2025				For the three months ended March 31, 2024
	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Eliminations	Consolidated	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Eliminations	Consolidated
Net sales	$2,118,565	$121,440	$-	$2,240,005	$35,782	$476,855	$-	$512,637
Less: Cost of sales	(1,736,491)	(98,351)	(8,942)	(1,843,784)	(31,554)	(443,627)	-	(475,181)
Selling, general and administrative	(2,023,395)	(66,229)	(2,117,937)	(4,207,561)	(977,026)	(232,461)	(2,084,288)	(3,293,775)
Depreciation and amortization	(417,316)	(12,829)	(14,821)	(444,966)	(310,452)	(15,040)	(57,655)	(383,147)
Loss from continuing operations	$(2,058,637)	$(55,969)	$(2,141,700)	$(4,256,306)	$(1,283,250)	$(214,273)	$(2,141,943)	$(3,639,466)

The following table presents the Company’s net sales disaggregated by geographic area:

	2025			2024
	Hard Tonneau Covers	Soft Tonneau Covers	Consolidated	Hard Tonneau Covers	Soft Tonneau Covers	Consolidated
United States	$2,105,908	$121,641	$2,227,549	$17,976	$474,654	$474,654
Canada	12,456	-	12,456	17,806	2,201	20,007
Total Revenues	$2,118,364	$121,641	$2,240,005	$35,782	$476,855	$512,637

No asset information has been provided for the reported segments as the CODM does not regularly review asset information by reportable segment. As of March 31, 2025 and December 31, 2024, assets held in the U.S. accounted for 89% and 88% of total assets, respectively.

18. Commitments and Contingencies

There are no legal proceedings except for routine litigation incidental to the business.

19. Subsequent Events

The Company has evaluated subsequent events through May 15, 2025. The following events occurred after the three months ended March 31, 2025:

●	On April 1, 2025, the Company signed a lease agreement for 12,500 square feet of office space to be used as an R&D facility pursuant to a three-year lease effective May 1, 2025, for an average monthly rent of $9,659.

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

On March 18, 2025, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share information has been retroactively adjusted for all period presented.

The following discussion should be read in conjunction with the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27,2025 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

OVERVIEW

Worksport Ltd., through its subsidiaries, designs, develops, manufactures, and owns the intellectual property on a variety of tonneau covers, solar integrations, portable power systems, and clean heating & cooling solutions. Additionally, Worksport’s hard-folding cover, designed and manufactured in the United States, is compatible with all major truck models and is gaining traction with newer truck makers including the EV sector. Worksport seeks to capitalize on the growing shift of consumer mindsets towards clean energy integrations and power grid independence with its proprietary solar solutions, mobile energy storage systems (ESS), and Cold-Climate Heat Pump (CCHP) technology.

Rising Popularity of Electric Vehicles

Electric Vehicles (EVs) have been increasing in consumer interest, whether that interest takes the form of vehicle pre-orders, sales, or investments. As we begin marketing our Worksport SOLIS and COR, we plan to market the SOLIS as a must-have accessory for electric light duty vehicle owners while simultaneously riding the coattails of EV popularity to promote our other products (COR and conventional tonneau covers) to the very large population of Americans that have an interest in EVs without the funds to purchase them. Further, participating in the EV space allows us to target consumers with an interest in cutting-edge technologies – a great market in which to promote our COR portable power system. Notably, the COR & SOLIS are compatible with existing internal combustion engine vehicles and will not rely on the rapid adoption of EVs.

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

Additionally, as central banks and the U.S. Federal Reserve increase interest rates to combat global inflation, the cost of debt financing increases. The U.S. Federal Reserve has begun to decrease interest rates in 2024, but they may persist at an elevated level for the foreseeable future. Our $6,000,000 line of credit and our $1,487,000 in equipment financing both have floating interest rates, meaning we are susceptible to variable debt interest costs as a result of changes in interest rates.

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

Tariffs

Worksport’s hard tonneau covers—led by the AL3 and AL4 models—are manufactured in the U.S. using predominantly American aluminum, providing strong resilience against tariffs. Soft covers, currently sourced from China, account for a minor portion of revenue, with domestic sourcing options actively under review. The upcoming SOLIS solar cover will be built in the U.S., with solar panels expected to be sourced from India, a country maintaining relatively stable trade relations with the U.S. For the COR portable power system, Worksport is working with its international battery supplier and U.S.-based partners to mitigate tariff exposure and evaluate onshore manufacturing opportunities.

Business Developments

The following highlights recent material developments in our business in the three months ended March 31, 2025:

●	On February 4, 2025, the Company announced it had begun production of its new flagship product line: the AL4 Hardcover.

●	On February 11, 2025, the Company announced that its subsidiary, Terravis Energy, had achieved a major industry milestone by unveiling its AetherLux™ heat pump system, which eliminates the need for Defrost Cycles, and operates at temperatures as low as -57°F and as high as +131°F – both of which are large shortcomings of other heat pumps on the market.

●

On February 25, 2026 the Company announced that its dealer network has expanded by 30% in the first two months of 2025, and, following an ongoing production ramp-up driven by strong early feedback, initial models of its AL4 Premium Tonneau Cover were now officially available for purchase at www.worksport.com

●	On February 27, 2025, the Company entered into a warrant inducement agreement (the “Inducement”) with the holder of existing warrants to purchase an aggregate 1,295,000 shares at a revised price of $5.20 in consideration for the Company to issue new warrants to purchase up to 1,424,500 additional shares of common stock at an exercise price of $6.502 each – resulting in gross proceeds of approximately $6,734,000 received by the Company.

●	On March 18, 2025, Worksport effectuated a 1-for-10 reverse stock split of its common stock. The Company’s common stock continues to trade on the Nasdaq under the Company’s existing trading symbol, “WKSP”, and a new CUSIP number, 98139Q308, was assigned as a result of the reverse stock split.

●	Through March 31, 2025, the Company has sold and issued 22,725 shares of common stock in consideration for net proceeds of $185,874 under the ATM Agreement.

CRITICAL ACCOUNTING POLICIES

On a regular basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including revenue recognition, inventory valuation, reviews for impairment of long-lived assets, and income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, Description of Business and Significant Accounting Policies included in Item 1, Financial Statements of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates (“ASU”).

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

Net sales

For the three months ended March 31, 2025, net sales were $2,240,005, as compared to $512,637 for the three months ended March 31, 2024. Year-over-year net sales increased by approximately 337%. For the three months ended March 31, 2025, net sales generated in U.S. was $2,227,549, as compared to $474,654 for the same period in 2024, an increase of 369%. For the three months ended March 31, 2025, revenue generated in Canada was $12,456, compared to $20,007 for the same period in 2024, a decrease of 38%.

Net sales increased during the three months ended March 31, 2025 compared to the same period the prior year due to further branding and marketing efforts resulting in higher direct to consumer sales as well as implementation of our distributor, wholesaler, and jobber sales strategy leading to increases in our business to business sales channels.

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

Cost of Sales

Cost of sales increased by 288%, from $475,181 for the three months ended March 31, 2024, to $1,843,784 for the three months ended March 31, 2025. Our cost of sales, as a percentage of sales, was approximately 82% and 93% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the cost of sales as a percentage of sales was primarily driven by improved production efficiencies resulting from the continued maturation of our manufacturing processes. As production volumes increased, we achieved greater economies of scale and more efficient overhead absorption, resulting in lower per-unit manufacturing costs. This improvement in operational throughput allowed fixed and semi-variable overhead costs to be allocated across a higher number of units, thereby reducing the cost of sales on a per-unit basis.

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

Operating Expenses

Operating expenses increased for the three months ended March 31, 2025 by $975,605, from $3,676,922 for the three months ended March 31, 2024 to $4,652,527, mainly due to the following factors:

●	Research and development expense decreased by $11,399, from $381,000 in 2024 to $369,601 in 2025. The decrease was related to developmental progress of our AL3 product line which required less R&D efforts as resources were shifted to normal-course production.
●	General and administrative expense increased by $695,463, from $2,293,318 in 2024 to $2,988,781 in 2025. The increase was related to a shift in overhead absorption driven by production volume requirements as well as an increase in labor costs to support production efforts.
●	Sales and marketing expense increased by $802,972, from $66,777 in 2024 to $869,749 in 2025. The increase in sales and marketing was primarily attributable to marketing campaigns to drive traffic and engagement to our online marketplace for direct to consumer sales.
●	Professional fees expense, which includes accounting, legal, and consulting fees, decreased from $943,778 in 2024 to $426,041 in 2025. The decrease in professional fees was primarily driven by reduced reliance on external consultants as the Company progressed from the planning and setup phase of its manufacturing operations to active production and scaling efforts, inclusive of marketing, as well as a reduction in non-cash expenditures relating to stock-based compensation for consultants.

Other Income and Expenses

We reported net other expenses for the three months ended March 31, 2025 of $204,158, compared to $75,191 for three months ended March 31, 2024. The increase in net other expenses was attributed to increased interest expense on our line of credit and a reduction in rental income as a result of the completion of the term of our sublease agreement.

Net Loss

Net loss for the three months ended March 31, 2025 was $4,460,464, compared to a net loss of $3,714,657 for the three months ended March 31, 2024 – an increase of 20%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, research and development, manufacturing, and supply chain.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had $5,080,372 and $4,883,099, respectively in cash and cash equivalents. As of March 31, 2025, we had $2,858,700 of remaining available capacity on our revolving line of credit compared with $811,400 of remaining available capacity as of December 31, 2024. The increase in cash and cash equivalents and increase in the remaining available capacity on our revolving line of credit was primarily a result of our warrant inducement transaction on February 27, 2025. We have historically generated only limited gross profit and have relied primarily upon capital generated from public and private offerings of our securities to fund continuing operations. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. During the three months ended March 31, 2025, we had net losses of $4,460,464 (three months ended March 31, 2024 - $3,714,657). As of March 31, 2025, the Company had working capital of $7,936,250 (As of December 31, 2024 - $7,304,110) and had an accumulated deficit of $68,937,430 (As of December 31, 2024 - $64,476,966).

In their fiscal 2024 audit report, our independent auditors expressed that there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain equity and/or debt financing. We intend to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps our management is taking will be successful.

To date, our principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the three months ended March 31, 2025, the Company received net proceeds of $6,570,415 from offerings. Management is focused on transitioning towards gross profit as our principal source of liquidity by growing our existing product offerings and customer base and realizing manufacturing efficiency improvements. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, we believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

We have raised significant funds during the three months ended March 31, 2025 per the following public and private offerings:

Warrant Inducement

On February 27, 2025, we entered into a common stock warrant exercise inducement offer letter (the “Inducement Letter”) with a certain holder (the “Holder”) of existing warrants to purchase shares of our common stock at an exercise price of $5.198 per share, issued on May 29, 2024 (the “Existing Warrants”), pursuant to which the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 1,295,000 shares of the Company’s common stock at $5.198 per share, in consideration for the Company’s agreement to issue new warrants (the “Inducement Warrants”) having terms as described below, to purchase up to 1,424,500 shares of the Company’s common stock (the “Inducement Warrant Shares”). We received aggregate gross proceeds of approximately $6,731,400 from the exercise of the Existing Warrants by the Holder and the sale of the Inducement Warrants, before deducting placement agent fees and other offering expenses payable by us. We engaged Maxim Group LLC (“Maxim”) to act as our exclusive financial advisor in connection with the transactions summarized above and will pay Maxim a cash fee from the gross proceeds received from the exercise of the Existing Warrants. Each Inducement Warrant has an exercise price equal to $6.502 per share. The Inducement Warrants are exercisable at any time on or after the date that is six (6) months from the issuance date and will have a term of exercise of five and one half (5½) years following the date of issuance. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, subsequent rights offerings, pro rate distributions, reorganizations, a Fundamental Transaction (as defined in the Inducement Warrants) or similar events affecting our common stock and the exercise price.

ATM Shares

Pursuant to the At The Market Offering Agreement dated as of September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent, during the three month period ended March 31, 2025, we sold and issued a total of 22,725 shares of common stock in consideration for net proceeds of $185,874 under the ATM Agreement.

Consolidated Statement of Cash Flows

Cash increased from $4,883,099 at December 31, 2024, to $5,080,372 at March 31, 2025 – an increase of $197,273 or 4%. The increase was primarily due to capital raising through financing activities.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $3,839,918, compared to $2,794,604 in 2024, primarily driven by the shift to production and distribution of hard tonneau covers.

Accounts receivable increased at March 31, 2025 by $25,362 and decreased by $306,778 in the prior period. The increase in accounts receivable was due to further development of our Distributor and Jobber customer network and relationships.

Inventory increased at March 31, 2025 by $583,116, and increased at March 31, 2024 by $2,908,354, as a result of stockpiling of finished goods and raw materials in preparation for the launch of our AL4 product line. Prepaid expenses and deposits increased by $192,071 at March 31, 2025, and decreased by $1,155,090 at March 31, 2024 due to timing of deposits from B2C customers prior to fulfillment of their orders at the end of the accounting period.

Accounts payable and accrued liabilities increased at March 31, 2025 by $390,691 compared to an increase of $729,303 at March 31, 2024.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $458,342 compared to $212,969 for the three months ended March 31, 2024. The increase in investing activities was primarily attributable to our purchase of cryptocurrency and website enhancements, both of which are classified as intangible assets. We also acquired additional tooling components for our COR production process.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $4,495,533 compared to net cash used in financing activities of $3,178,775 for the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the quarter covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to a material weakness in internal control over financial reporting.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We had the following material weakness in internal control over financial reporting, characterized by the following:

●	We have not designed written policies and procedures at a sufficient level of precision to support the operating effectiveness of the controls to prevent and timely detect potential errors.
●	We did not maintain adequate documentation to evidence the operating effectiveness of certain control activities.
●	We did not maintain appropriate access to certain systems and did not maintain appropriate segregation of duties related to processes associated with those systems.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, liquidity, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

●	In February 2025, we issued warrants (“Inducement Warrants”) to purchase an aggregate of 1,424,500 shares to certain investors in exchange for them exercising warrants that were issued to them in May 2024 (the “May 2024 Existing Warrants”) at an exercise price of $5.198 per share. Each Inducement Warrant has an exercise price of $6.502 and is exercisable six months after issuance, or August 27, 2025, until the five and a half-year anniversary from the date of issuance. We received proceeds of $6,731,410 before deducting placement agent fees and other offering expenses payable by us upon the exercise of the May 2024 Existing Warrants

●	In February 2025, the Company issued 1,000 restricted shares with a value of $82,100 to an investor relations consultant.

●	In March 2025, we issued 10,000 stock options to a director with an exercise price of $5.95 and an expiration date of March 27, 2035.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans

During the three months ended March 31, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

Subsequent Events

●	On April 1, 2025, the Company signed a lease agreement for 12,500 square feet of office space to be used as an R&D facility pursuant to a three-year lease effective May 1, 2025, for an average monthly rent of $9,659.

Item 6. Exhibits

EXHIBIT
No.	DESCRIPTION

3.1	Certificate of Change to the Articles of Incorporation, filed on March 14, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2025)
4.1	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 28, 2025)
10.2	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2025)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certifications of Chief Executive Officer
32.2**	Section 906 Certifications of Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: May 15, 2025	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

