Form 10-Q
period 2025-06-30
Worksport Ltd
filed 2025-08-13
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2025

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

As of August 13, 2025, the Registrant had 6,642,038 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Worksport Ltd.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,393,140	$4,883,099
Accounts receivable, net	295,961	42,589
Other receivable	228,086	169,728
Inventory (Note 3)	5,881,513	5,190,054
Prepaid expenses and deposits (Note 6)	692,292	192,192
Total current assets	8,490,992	10,477,662
Investments (Note 11)	122,681	66,308
Property and equipment, net (Note 4)	13,218,121	13,644,226
Operating lease right-of-use assets (Note 12)	731,633	595,415
Intangible assets, net (Note 5)	1,016,710	953,049
Total assets	$23,580,137	$25,736,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,973,131	$1,526,630
Accrued liabilities and other	682,781	800,283
Accrued compensation	517,475	377,112
Long-term debt, current portion (Note 13)	235,865	222,992
Lease liability, current portion (Note 12)	323,698	246,535
Total current liabilities	3,732,950	3,173,552
Lease liability, excluding current portion (Note 12)	437,266	368,472
Long-term debt, excluding current portion (Note 13)	2,093,363	4,781,005
Total liabilities	6,263,579	8,323,029

Shareholders’ Equity
Series A, B & C Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100 Series A, 0 Series B, and 49,335 Series C issued and outstanding, respectively (Note 7)	49	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 5,519,130 and 4,016,205 shares issued and outstanding, respectively (Note 7)	5,518	4,016
Additional paid-in capital	87,970,432	79,781,674
Share subscriptions receivable	(1,577)	(1,577)
Share subscriptions payable	2,022,630	2,115,064
Accumulated deficit	(72,671,914)	(64,476,966)
Cumulative translation adjustment	(8,580)	(8,580)
Total shareholders’ equity	17,316,558	17,413,631
Total liabilities and shareholders’ equity	$23,580,137	$25,736,660

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024

Net sales	$4,104,958	$1,921,539	$6,344,963	$2,434,176
Cost of sales	3,022,846	1,624,910	4,866,630	2,100,091
Gross profit	1,082,112	296,629	1,478,333	334,085

Operating Expenses
Research and development	304,833	1,045,864	674,434	1,415,465
General and administrative	2,454,055	1,900,522	5,442,835	4,205,239
Sales and marketing	1,305,355	478,792	2,175,104	545,569
Professional fees	637,493	766,563	1,063,534	1,710,341
(Gain) loss on foreign exchange	(1,993)	15,636	(3,638)	7,685
Total operating expenses	4,699,743	4,207,377	9,352,269	7,884,299
Loss from operations	(3,617,631)	(3,910,748)	(7,873,936)	(7,550,214)

Other income (expense)
Interest expense	(128,156)	(134,164)	(323,594)	(257,762)
Interest income	11,303	-	19,437	3,054
Rental income	-	31,513	-	76,866
Other	-	-	(16,855)	-
Total other income (expense)	(116,853)	(102,651)	(321,012)	(177,842)

Net loss	$(3,734,484)	$(4,013,399)	$(8,194,948)	$(7,728,056)

Loss per share (basic and diluted)	$(0.71)	$(1.55)	$(1.71)	$(3.28)
Weighted average number of shares (basic and diluted)	5,285,705	2,595,863	4,778,426	2,357,335

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at April 1, 2024	100	$-	2,410,020	$2,410	$69,018,715	$(1,577)	$1,917,585	$(52,027,834)	$(8,580)	$18,900,719
Issuance for services and subscriptions payable	-	-	10,261	10	686,609	-	188,241	-	-	874,860
Warrant inducement (Note 15)	-	-	284,000	284	(474,850)	-	3,858,464	-	-	3,383,898
Warrant exercise (Note 15)			147,789	148	(133)		-			15
Net loss	-	-	-	-	-	-	-	(4,013,399)	-	(4,013,399)
Balance at June 30, 2024	100	$-	2,852,070	$2,852	$69,230,341	$(1,577)	$5,964,290	$(56,041,233)	$(8,580)	$19,146,093

Balance at April 1, 2025	100	$-	4,795,521	$4,795	$84,126,734	$(1,577)	$4,941,555	$(68,937,430)	$(8,580)	$20,125,497
Issuance for services and subscriptions payable	-	-	184,076	184	908,039	-	(114,604)	-	-	793,619
Warrant exercise (Note 15)	-	-	539,533	539	2,803,782	-	(2,804,321)	-	-	-
Issuance of preferred shares pursuant to Reg-A	49,335	49	-	-	15,096	-	-	-	-	15,145
Issuance of warrants pursuant to Reg-A	-	-	-	-	116,781	-	-	-	-	116,781
Net loss	-	-	-	-	-	-	-	(3,734,484)	-	(3,734,484)
Balance at June 30, 2025	49,435	$49	5,519,130	$5,518	$87,970,432	$(1,577)	$2,022,630	$(72,671,914)	$(8,580)	$17,316,558

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2024	100	$-	2,032,050	$2,032	$64,685,693	$(1,577)	$1,814,152	$(48,313,177)	$(8,580)	$18,178,543
Issuance for services and subscriptions payable	-	-	31,715	31	1,828,718	-	291,674	-	-	2,116,423
-Share issuance (Note 7)	-	-	287,716	288	3,194,913	-	-	-	-	3,195,201
Warrant inducement (Note 15)	-	-	284,000	284	(474,850)	-	3,858,464	-	-	3,383,898
Warrant exercise (Note 15)	-	-	216,589	217	(133)	-	-	-	-	84
Net loss	-	-	-	-	-	-	-	(7,728,056)	-	(7,728,056)
Balance at June 30, 2024	100	$-	2,852,070	$2,852	$69,230,341	$(1,577)	$5,964,290	$(56,041,233)	$(8,580)	$19,146,093

Balance at January 1, 2025	100	$-	4,016,205	$4,016	$79,781,674	$(1,577)	$2,115,064	$(64,476,966)	$(8,580)	$17,413,631
Issuance for services and subscriptions payable	-	-	185,109	185	1,487,484	-	(92,434)	-	-	1,395,235
Shares issued (Note 7)	-	-	22,725	22	185,852	-	-	-	-	185,874
Warrant exercise (Note 15)	-	-	1,295,091	1,295	6,383,545	-	-	-	-	6,384,840
Issuance of preferred shares pursuant to Reg-A	49,335	49	-	-	15,096	-	-	-	-	15,145
Issuance of warrants pursuant to Reg-A	-	-	-	-	116,780	-	-	-	-	116,781
Net loss	-	-	-	-	-	-	-	(8,194,948)	-	(8,194,948)
Balance at June 30, 2025	49,435	$49	5,519,130	$5,518	$87,970,432	$(1,577)	$2,022,630	$(72,671,914)	$(8,580)	$17,316,558

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	2025	2024
Operating Activities
Net Loss	$(8,194,948)	$(7,728,056)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	1,365,776	2,116,423
Depreciation and amortization	888,868	615,972
Change in operating lease	9,739	3,863
	(5,930,565)	(4,991,798)
Changes in operating assets and liabilities (Note 10)	(1,004,468)	(1,429,494)
Net cash used in operating activities	(6,935,033)	(6,421,292)

Cash Flows from Investing Activities
Purchase of intangible assets	(256,579)	-
Purchase of property and equipment	(269,845)	(335,787)
Purchase of investments	(56,373)	-
Net cash used in investing activities	(582,797)	(335,787)

Financing Activities
Shareholder assumption of debt	-	(16,495)
Proceeds from warrant exercise	6,384,840	3,638,684
Proceeds from issuance of preferred stock, net of issuance cost	15,145	-
Proceeds from issuance of warrants, net of issuance cost	116,781	-
Proceeds from line of credit	3,449,736	-
Repayments on line of credit	(6,027,679)	-
Repayments on long-term debt	(96,826)	-
Proceeds from issuance of common share, net of issuance cost	185,874	3,195,201
Net cash received from (used in) financing activities	4,027,871	6,817,390

Change in cash	(3,489,959)	60,311
Cash, restricted cash and cash equivalents - beginning of period	4,883,099	3,365,778
Cash, restricted cash and cash equivalents end of period	$1,393,140	$3,426,089
Supplemental Disclosure of non-cash operating and investing activities
Fixed asset additions included in accounts payable	$-	$104,272
Supplemental Disclosure of non-cash operating and financing activities
Warrant inducement issuance costs included in accounts payable	$-	$255,000
Supplemental Disclosure of cash flow information
Income tax paid	$-	$-
Interest paid	$218,000	$290,000

The accompanying notes form an integral part of these condensed consolidated financial statements.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2024. All references to years in these financial statements are fiscal years.

Reclassifications – Certain prior year amounts have been reclassified to conform to current year’s presentation. The Company reclassified research and development of $304,833 and $1,045,864 for the three months ended June 30, 2025 and 2024, respectively, which were reclassified from general and administrative expense, to research and development expense. The Company reclassified research and development of $674,434 and $1,415,465 for the six months ended June 30, 2025 and 2024, respectively, which were reclassified from general and administrative expense to research and development expense. This change improves the disclosure of costs to develop new products and technologies and reflects the Company’s ongoing investment in innovation. The change also provides a more accurate depiction of the Company’s operating performance.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” to enhance disclosure of specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the financial statements and related disclosures.

The company considers the applicability and impact of all ASUs. ASUs not listed were assessed and determined to be either not applicable or had or are expected to have an immaterial impact on the financial statements and related disclosures.

2. Going Concern

As of June 30, 2025, the Company had $1,393,140 in cash and cash equivalents. The Company also has availability on its revolving line of credit of $4,763,700. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. As of June 30, 2025, the Company had an accumulated deficit of $72,671,914.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended June 30, 2025, the Company had net losses of $3,734,484 (2024 - $4,013,399). During the six months ended June 30, 2025, the Company had net losses of $8,194,948 (2024 - $7,728,056). As of June 30, 2025, the Company had working capital of $4,758,042 (December 31, 2024 – $7,304,110) and had an accumulated deficit of $72,671,914 (December 31, 2024 - $64,476,966). The Company has not generated profit from operations since inception and to date has relied on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase and margins improve. As of June 30, 2025, the Company had cash and cash equivalents of $1,393,140 (December 31, 2024 - $4,883,099). Despite the Company having completed its purchasing of large manufacturing machinery for phase one output levels, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its ramp-up of manufacturing and increasing sales volumes in 2025, which should mitigate the effects of operational costs on cash and cash equivalents as it releases new product lines; this view is supported by the fact that the manufacturing facility of the Company was completed for initial production output in 2023 and quickly began improving output and sales during 2024 and into 2025.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. Through June 30, 2025, the Company has sold and issued 784,133 shares of common stock in consideration for net proceeds of $6,432,971 under the ATM Agreement.

On November 2, 2023, the Company consummated a registered direct offering pursuant to which the Company issued 192,500 shares of common stock and 157,500 pre-funded warrants to an institutional investor for a total net proceeds of $4,261,542. Concurrently with the registered direct offering, the Company issued the same institutional investor 700,000 warrants in a private sale. The warrants are exercisable for 700,000 shares of common stock for $13.40 per share six months after issuance and until five and a half (5.5) years from the issuance date, subject to beneficial ownership limitations as described in the warrants. The Company registered the 700,000 shares of common stock underlying the warrants on a Form S-1 (333-276241) which was declared effective by the SEC on December 29, 2023.

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

On June 13, 2025, Worksport completed the initial closing of its Regulation A offering whereby up to 3,100,000 units may be sold at an offering price of $3.25 per unit. Each unit consists of one share of 8% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and one warrant for the right to purchase one (1) share of common stock, $0.001 par value at an exercise price of $4.50 per share. The qualified Regulation A offering is expected to generate gross proceeds of $10,000,000. Through June 30, 2025, the Company completed one tranche and received gross proceeds of $160,339.

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

3. Inventory

As of June 30, 2025 and December 31, 2024, inventory consists of the following:

	June 30, 2025	December 31, 2024
Raw materials	$3,925,014	$3,373,704
Finished goods	1,339,390	1,343,006
Work in progress	617,109	473,344
	$5,881,513	$5,190,054

4. Property and Equipment

Property and equipment consist of:

	June 30, 2025	December 31, 2024
Building	$6,079,410	$6,079,410
Manufacturing equipment	6,045,965	5,830,999
Land	2,239,405	2,239,405
Leasehold improvements	867,757	862,504
Product molds	524,476	524,476
Warehouse equipment	522,128	512,700
Electrical equipment	185,261	185,261
Automobile	242,642	172,645
Furniture	140,458	154,065
Computers	98,594	114,786
Property and equipment, at cost	16,946,096	16,676,251
Less: Accumulated depreciation	(3,727,975)	(3,032,025)
Property and equipment, net	$13,218,121	$13,644,226

Depreciation expense for the three months ended June 30, 2025 and 2024 was $347,443 and $232,199, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $695,950 and $614,719, respectively.

5. Intangible Assets

Intangible assets consist of costs incurred to establish the patent rights related to the quick latch and soft vinyl quad-fold tonneau cover technologies, Worksport trademarks, licenses, and software costs. The Company’s utility patents and design registrations were issued between 2014 and 2025. The patents and software are amortized on a straight-line basis over their useful life. The Company’s trademark, licenses, and other indefinite life intangible assets are reassessed every year for impairment. The Company determined that impairment is not necessary for the prior year ended December 31, 2024 and for the three and six months ended June 30, 2025.

The components of intangible assets are as follows:

	June 30, 2025	December 31, 2024
Software	$1,150,000	$1,150,000
License	218,329	103,329
Patent	62,706	62,706
Trademark	5,150	5,150
Other	171,030	29,451
Intangible assets, gross carrying amount	1,607,215	1,350,636
Less: Accumulated amortization	(590,505)	(397,587)
Intangible assets, net	$1,016,710	$953,049

Amortization expense for the three months ended June 30, 2025 and 2024 was $96,459 and $627, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $192,918 and $1,253, respectively.

Estimated amortization of the patent and software over the next five calendar years and beyond June 30, 2025 is as follows:

2025	$193,000
2026	$386,000
2027	$3,000
2028	$3,000
2029	$2,000
Thereafter	$37,000

6. Prepaid expenses and deposits

As of June 30, 2025 and December 31, 2024, prepaid expenses and deposits consist of the following:

	June 30, 2025	December 31, 2024
Consulting, services, and advertising	$470,160	$35,740
Insurance	69,208	65,938
Deposits	152,924	90,514
	$692,292	$192,192

7. Shareholders’ Equity (Deficit)

During the six months ended June 30, 2025, the following transactions occurred:

During the six months ended June 30, 2025, the Company sold 22,725 shares of common stock for total gross proceeds of $185,874. The sale of shares was in connection with the shelf registration statement on Form S-3 effective on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022.

The Company recognized consulting expense of $26,000 to share subscriptions payable from restricted shares and stock options to be issued. As of June 30, 2025, the $13,000 of the restricted shares have not been issued. During the six months ended June 30, 2025, the Company issued 90,076 restricted shares with a value of $452,100.

During the six months ended June 30, 2025, in connection with the inducement of 1,295,091 warrants at $5.198 per share, the Company also sold 1,424,500 warrants exercisable at $6.502 per share. The Company received proceeds of $6,731,410 before deducting placement agent fees of $346,570 and other offering expenses payable by the Company upon the exercise of the May 2024 Existing Warrants.

Refer to Note 15, Warrants and Note 16, Equity Compensation for additional disclosures related to shareholders’ equity.

During six months ended June 30, 2024, the following transactions occurred:

During the six months ended June 30, 2024, the Company sold 50,492 shares of common stock for a total net proceeds of $566,118. The sale of shares was in connection with the shelf registration statement on Form S-3 effective on October 13, 2022, allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated as of September 30, 2022.

The Company recognized consulting expense of $595,863 to share subscriptions payable from restricted shares and stock options to be issued. As of June 30, 2024, the Company issued 31,715 restricted shares with a value of $369,700.

During the six months ended June 30, 2024, the Company closed a sale of 237,224 shares of common stock for net proceeds of $1,535,591. In association with the sale of common stock, the Company issued 147,789 pre-funded warrants and 770,026 warrants totaling proceeds of $1,093,492.

8. Income Taxes

The effective tax rate for the six months ended June 30, 2025 and 2024 was 22.9% before 100% allowance adjustments on net deferred income tax assets. The effective tax rate for the six months ended June 30, 2025 and 2024 was higher than expected from applying the U.S. federal statutory rate of 21% to loss before income taxes due to tax benefits on losses generated outside the U.S. with higher statutory rates.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value because of the short-term nature of these instruments. The Company’s revolving line of credit is based on a variable interest rate and is reflected in the financial statements at carrying value which approximates fair value at June 30, 2025. The Company’s long-term debt is based on a fixed interest rate, and its carrying amount approximates fair value at June 30, 2025. The fair value of the revolving line of credit and long-term debt is classified as Level 2 within the fair value hierarchy and is estimated based on quoted market prices.

10. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the six months ended June 30, 2025 and 2024 are as follows:

	2025	2024
Decrease (increase) in accounts receivable	$(253,372)	$(160,264)
Decrease (increase) in other receivable	(58,358)	25,002
Decrease (increase) in inventory	(691,459)	(2,755,252)
Decrease (increase) in prepaid expenses and deposits	(470,641)	1,345,434
Increase (decrease) in accounts payable and accrued liabilities	469,362	115,586
	$(1,004,468)	$(1,429,494)

11. Investments

During the six months ended June 30, 2025, $66,308 ($90,000 CAD) of the Company’s Guaranteed Investment Certificate (“GIC”) matured and the Company received $2,500 ($3,604 CAD) in interest income. During the same period, the Company reinvested the principal amount of $66,308 ($90,000 CAD) in a GIC. The GIC bears a variable interest rate and will mature on February 27, 2026. The anticipated earned interest on the GIC at maturity is $2,500 ($3,604 CAD). During the six months ended June 30, 2025 the Company invested $56,373 ($77,000 CAD) in a second Guaranteed Investment Certificate (“GIC”) bearing a variable interest rate and will mature on June 5, 2026. The anticipated earned interest on the GIC at maturity is $1,270 ($1,730 CAD).

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

During the year ended December 31, 2023, the Company signed a lease agreement for office space to be used as an R&D facility pursuant to a one-year lease with an option to extend the lease for an additional year, dated June 1, 2023, for a monthly rent of $3,350. The lease was renewed effective June 1, 2024 at a rate of $3,600 per month with a termination date of May 31, 2025. The lease was not renewed. The Company accounted for the lease under ASC 842 whereby it recognizes a lease liability and a right-of-use asset. The lease liability is measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate of 10%. The Company measured the right-of-use asset at an initial amount equal to the lease liability.

On April 1, 2025, the Company signed a lease agreement for 12,500 square feet of office space to be used as a R&D facility pursuant to a three-year lease with an option to extend the lease for an additional two years. The lease was effective on May 1, 2025 at a rate of $9,659 per month with a termination date of April 30, 2028. The Company accounted for the lease under ASC 842 whereby it recognizes a lease liability and a right-of-use asset. The lease liability is measured at the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate of 15%. The Company measured the right-of-use asset at the initial amount equity to the lease liability.

The Company’s right-of-use asset and lease liability as of June 30, 2025, and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024
Right-of-use asset	$731,633	$595,415
Current lease liability	$323,698	$246,535
Long-term lease liability	$437,266	$368,472

The following is a summary of the Company’s total lease costs during the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Operating lease cost	$172,000	$252,000

The following is a summary of cash paid during the six months ended June 30, 2025 and 2024 for amounts included in the measurement of lease liabilities:

	June 30, 2025	June 30, 2024
Operating cashflow	$173,000	$248,000

The following are future minimum annual lease payments as of June 30, 2025:

2025	$204,000
2026	393,000
2027	235,000
2028	34,000
Total future minimum lease payments	866,000
Less: amount representing interest	(68,683)
Present value of future payments	797,317
Current portion	323,698
Long term portion	$437,266

13. Indebtedness

Long-term debt consists of:

	June 30, 2025	December 31, 2024
Revolving Credit Facility (a)	$1,126,961	$3,808,025
Other (b)	1,351,458	1,456,485
Long-term debt	2,478,419	5,264,510
Less deferred debt issuance cost	(149,191)	(260,513)
Less current installments	(235,865)	(222,992)
Long-term debt	$2,093,363	$4,781,005

a)	On July 19, 2024, the Company, as the guarantor, and Worksport New York Operations Corporation as well as Worksport USA Operations Corporation, entered into a $6,000,000 Revolving Financing and Assignment Agreement with an external lending entity with a maturity date of July 18, 2026, or 24 months. Upon transaction close, the Company drew down approximately $5.06 million of the Revolving Credit Facility, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000 to fund operations. Interest on the outstanding Revolving Credit Facility is based on the greater of the prime rate or 6.0% plus an additional 300 basis points. At June 30, 2025, the outstanding balance of this loan was $1,126,961 (net of issuance costs of $113,656).

For collateral, the lender holds a first position on the Company’s major asset classes (accounts receivable, the factory in New York, and inventory) other than the Company’s equipment. A non-usage fee of 0.25% is assessed quarterly and applied to the difference between the quarter’s average daily outstanding loan balance and the total credit facility amount. As of June 30, 2025, the Company had an available balance of $4,763,700 to borrow on the Revolving Credit Facility.

b)	On September 4, 2024, the Company, through its wholly owned subsidiary, Worksport USA Operations Corporation, entered into a $1,487,200 credit and security agreement with an external lending entity with a maturity date of September 1, 2027, which is 36 months from initial funding. Upon transaction close, the Company received net proceeds of $1,412,750 (net of issuance costs of $43,735). The Company and its wholly owned subsidiary, Worksport New York Operations Corporation, serve as guarantors on the loan. For collateral, the lender holds a first position on the Company’s equipment, which is primarily manufacturing and warehousing equipment. Interest on the loan is based on the prime rate plus 700 basis points per annum.

The Company is in compliance with all covenants.

14. Loss per Share

For the three and six months ended June 30, 2025, loss per share is $0.71 and $1.71 (basic and diluted) compared to the three and six months ended June 30, 2024, of $1.55 and $3.28 (basic and diluted) using the weighted average number of shares of 5,285,705 and 4,778,426 (basic and diluted) as of June 30, 2025 and 2,595,863 and 2,357,335 (basic and diluted) as of June 30, 2024, respectively.

There are 45,000,000 shares authorized with 5,519,130 and 2,852,070 shares issued and outstanding, as at June 30, 2025 and 2024, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation.

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

As of June 30, 2025, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$40.00	30,000	1.50	12/31/2026
$7.40	770,026	4.23	9/20/2029
$4.00	190,000	4.23	9/21/2029
$6.50	1,424,500	5.16	8/27/2030
$4.50	49,335	2.96	6/13/2028
	2,463,861	4.71

The average remaining contractual life of outstanding warrants that expire is

	June 30, 2025		December 31, 2024
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	2,291,276	$6.35	1,162,792	$24.20
Issuance	1,473,835	$6.43	2,402,815	$5.49
Expired	(6,250)	$24.00	(357,742)	$60.50
Exercise	(1,295,000)	$5.20	(916,589)	$(3.97)
Balance, end of period	2,463,861	$6.96	2,291,276	$6.35

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

On November 11, 2022, 40,000 and 30,000 PSUs granted on December 29, 2021, as described below, were modified to include new terms pertaining to the PSU vesting schedule. The PSUs vest in 5% increments according to the modified schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $22.50, 50% will have vested at a closing price of $53.10, and 100% will have vested at a closing price of $137.60 as measured using the volume weighted average of the Company’s common stock for ten (10) consecutive trading days, with over $100,000 of trading volume on each of those days. The fair value of the PSUs was estimated to be $1,254,460. As of June 30, 2025, 7,500 PSUs of the remaining 30,000 PSUs had vested.

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

During the six months ended June 30, 2025, the Company issued 10,000 stock options to a director with an exercise price of $5.95 and an expiration date of March 7, 2035.

During the six months ended June 30, 2025, the Company issued 102,600 stock options to various employees and directors with an exercise price of $3.09 and an expiration date of April 4, 2035.

 During the six months ended June 30, 2025, the Company issued 30,000 stock options to Steven Rossi with an exercise price of $3.09 and an expiration date of April 4, 2035.

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

	June 30, 2025		December 31, 2024
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of period	579,936	$7.14	506,386	$19.62
Granted	142,600	$3.29	84,860	$7.70
Forfeited	(960)	$7.04	(11,310)	$(29.30)
Balance, end of period	721,576	$6.36	579,936	$7.14

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on June 30, 2025
Stock options	$3.09 - 55.00	721,576	7.86	$6.36	192,505

As of June 30, 2025 and December 31, 2024, Terravis Energy Inc., a wholly owned subsidiary of the Company, has the following options outstanding:

	June 30, 2025		December 31, 2024
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of period	1,350,000	$0.01	1,350,000	$0.01
Granted	-	$-	-	$-
Balance, end of period	1,350,000	$0.01	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on June 30, 2024
Stock options	$0.01	1,350,000	6.78	$0.01	1,350,000

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

Schedule of Revenue and Segment Net Loss

	For the three months ended June 30, 2025				For the three months ended June 30, 2024
	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Other / Eliminations	Consolidated	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Other / Eliminations	Consolidated
Net sales	$3,981,689	$123,269	$-	$4,104,958	$960,195	$961,344	$-	$1,921,539
Less: Cost of sales	(2,937,204)	(90,357)	4,715	(3,022,846)	(812,254)	(812,656)	-	(1,624,910)
Selling, general and administrative	(2,502,025)	(52,063)	(1,701,753)	(4,255,841)	(1,277,484)	(766,870)	(1,930,197)	(3,974,551)
Depreciation and amortization	(430,224)	(10,002)	(3,676)	(443,902)	(187,826)	(23,095)	(21,905)	(232,826)
Loss from continuing operations	$(1,887,764)	$(29,153)	$(1,700,714)	$(3,617,631)	$(1,317,369)	$(641,277)	$(1,952,102)	$(3,910,748)

	For the six months ended June 30, 2025				For the six months ended June 30, 2024
	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Other / Eliminations	Consolidated	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Other / Eliminations	Consolidated
Net sales	$6,100,254	$244,709	$-	$6,344,963	$995,977	$1,438,199	$-	$2,434,176
Less: Cost of sales	(4,673,695)	(188,708)	(4,227)	(4,866,630)	(843,807)	(1,256,284)	-	(2,100,091)
Selling, general and administrative	(4,525,421)	(118,292)	(3,819,688)	(8,463,401)	(2,254,510)	(999,331)	(4,014,486)	(7,268,327)
Depreciation and amortization	(847,539)	(22,831)	(18,498)	(888,868)	(498,277)	(38,135)	(79,560)	(615,972)
Loss from continuing operations	$(3,946,401)	$(85,122)	$(3,842,413)	$(7,873,936)	$(2,600,617)	$(855,551)	$(4,094,046)	$(7,550,214)

The following table presents the Company’s net sales disaggregated by geographic area:

Schedule of Net Sales Disaggregated by Geographic Area

	2025			2024
	Hard Tonneau Covers	Soft Tonneau Covers	Consolidated	Hard Tonneau Covers	Soft Tonneau Covers	Consolidated
United States	$6,053,246	$244,709	$6,297,955	$976,057	$1,409,435	$2,385,492
Canada	47,008	-	47,008	19,920	28,764	48,684
Net sales	$6,100,254	$244,709	$6,344,963	$995,977	$1,438,199	$2,434,176

No asset information has been provided for the reported segments as the CODM does not regularly review asset information by reportable segment. As of June 30, 2025 and December 31, 2024, assets held in the U.S. accounted for 88% of total assets, respectively.

18. Commitments and Contingencies

There are no legal proceedings except for routine litigation incidental to the business.

19. Subsequent Events

The Company has evaluated subsequent events through August 13, 2025. The following events occurred after the period ended June 30, 2025:

On July 12, 2025, the Company granted employees an aggregate of 91,940 stock options priced at the closing stock price on July 11, 2025, vesting 50% at the end of the following two annual anniversaries from the grant date, and expiring 10 years from grant date. Under these same terms, the Company granted directors an aggregate of 10,000 stock options.

On July 12, 2025, the Company granted Steven Rossi 215,000 stock options priced at the closing stock price on July 11, 2025, vesting 50% at the end of the following two annual anniversaries from the grant date, and expiring 10 years from grant date.

On July 12, 2025, the Company granted a director 50,000 stock options priced at the closing stock price on July 11, 2025, vesting pursuant to a performance milestone, and expiring 10 years from the grant date.

On July 12, 2025, the Company granted a consultant 76,500 stock options priced at the closing stock price on July 11, 2025, vesting pursuant to performance milestones, and expiring 10 years from the grant date.

On July 14, 2025, the Company signed a lease agreement for 1,992 square feet of office space to be used as an R&D facility for its Terravis Energy subsidiary pursuant to a two-year lease effective July 18,2025 for an average monthly rent of $3,154.

On August 1, 2025, the Company submitted a $3 million purchase order and placed a deposit with an established manufacturing equipment supplier for additional machinery, with delivery currently expected in the second quarter of 2026. This additional equipment is expected to meaningfully increase production capacity at the Company’s West Seneca, NY manufacturing facility, enabling the Company to meet anticipated customer demand more efficiently, improve operational throughput, and support future revenue growth.

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

Tariffs

Worksport’s hard tonneau covers—led by the AL3 and AL4 models—are manufactured in the U.S. using predominantly American aluminum, providing strong resilience against tariffs. Soft covers, currently sourced from China, account for a minor portion of revenue, with domestic sourcing options actively under review. The upcoming SOLIS solar cover will be built in the U.S., with solar panels expected to be sourced from India, a country maintaining relatively stable trade relations with the U.S. For the COR portable power system, Worksport is working with its international battery supplier and U.S.-based partners to mitigate tariff exposure and evaluate onshore manufacturing opportunities. We continue to monitor international trade developments closely, including potential changes in tariff rates and the possibility of new exemptions or other regulatory actions, to analyze impacts to our operations. The extent and duration of tariffs remain uncertain and will depend on a variety of factors outside of our control. We remain committed to optimizing our operations, including managing our supply chain to minimize the impact of tariffs on our results of operations.

Business Developments

The following highlights recent material developments in our business in the three months ended June 30, 2025:

●	On April 29, 2025, the Company announced a strategic partnership with Patriot Automotive Technologies to accelerate nationwide expansion through Patriot’s network of over 200 dealer locations.

●	On May 28, 2025, the Company announced that it secured ISO 9001 Certification at its U.S. Factory, expected to pave new inroads towards substantial new OEM and global supply chain opportunities. This certification cycle officially commenced in April 2025 and remains valid through April 2028, contingent upon continued compliance.

●	On June 2, 2025 the Company announced that 80% of the AL4 product line—20 out of 25 planned models—had been successfully rolled out to market.

●	On June 5, 2025, the Company confirmed a Fall 2025 commercial launch for its much-anticipated modular nano-grid system, known as SOLIS & COR. This announcement follows the successful completion of key engineering milestones and validation benchmarks across both systems.

●	On June 10, 2025, the Company announced the addition of a second national automotive distributor, expanding the Company’s partnered dealer network to over 550 locations across the United States—representing a nearly six fold increase since the beginning of 2025.

●	On June 13, 2025, Worksport completed the initial closing of its Regulation A offering of up to 3,100,000 units, each consisting of one share of the Company’s 8% Series C Convertible Preferred Stock, and one warrant to purchase one share of the Company’s common stock. The Offering is being conducted pursuant to the Company’s Offering Statement on Form 1-A, as amended, which was qualified by the U.S. Securities and Exchange Commission on May 27, 2025. In connection with the initial closing, the Company issued an aggregate of 49,335 Units to investors that were placed by Digital Offering LLC, the Company’s placement agent, for aggregate gross proceeds of $160,339. After deducting Placement Agent commissions and offering-related expenses of $11,224, the Company received net proceeds of $149,115.

●	Through June 30, 2025, the Company has sold and issued 22,725 shares of common stock in consideration for net proceeds of $185,874 under the ATM Agreement.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

Net sales

For the three months ended June 30, 2025, net sales were $4,104,958, as compared to $1,921,539 for the three months ended June 30, 2024. Year-over-year net sales increased by approximately 114%. For the three months ended June 30, 2025, net sales generated in U.S. was $4,070,406, as compared to $1,910,838 for the same period in 2024, an increase of 113%. For the three months ended June 30, 2025, revenue generated in Canada was $34,552, compared to $28,677 for the same period in 2024, an increase of 20%.

Net sales increased during the three months ended June 30, 2025 compared to the same period the prior year due to the successful launch of the AL4 product line alongside further branding and marketing efforts for all product lines, resulting in higher direct to consumer sales. Implementation of our distributor, wholesaler, and jobber sales strategy via the addition of multiple distributor partners with a network of over 550 locations across the United States has driven higher net sales from our business to business sales channels.

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

We currently work closely with a large Canadian and four large U.S. distributors as well as online retailers to grow our customer base. We are progressing well in conversations with two other major distributors with strong market presences, which will allow us to promote to dealers and sell to jobbers in strategic regions. Lastly, we partnered with a network of nationwide U.S. dealers capable of bringing our product to all U.S. continental states.

Cost of Sales

Cost of sales increased by 86%, from $1,624,910 for the three months ended June 30, 2024, to $3,022,846 for the three months ended June 30, 2025. Our cost of sales, as a percentage of sales, was approximately 73.6% and 84.6% for the three months ended June 30, 2025 and 2024, respectively. The decrease in the cost of sales as a percentage of sales was primarily driven by improved production efficiencies resulting from the continued maturation of our manufacturing processes. As production volumes increased, we achieved greater economies of scale and more efficient overhead absorption, resulting in lower per-unit manufacturing costs. This improvement in operational throughput allowed fixed and semi-variable overhead costs to be allocated across a higher number of units, thereby reducing the cost of sales on a per-unit basis.

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

Operating Expenses

Operating expenses increased for the three months ended June 30, 2025 by $492,366, from $4,207,377 for the three months ended June 30, 2024 to $4,699,743, mainly due to the following factors:

●	Research and development expense decreased by $741,031, from $1,045,864 in 2024 to $304,833 in 2025. The decrease was related to developmental progress of our AL3 product line and release of our AL4 product line, both of which required less development efforts as resources were shifted to normal-course production.
●	General and administrative expense increased by $553,533, from $1,900,522 in 2024 to $2,454,055 in 2025. The increase was primarily attributable to new software subscriptions used to support administrative and production efforts and higher labor costs, alongside an increase in e-Commerce fees due to higher current period sales volume.
●	Sales and marketing expense increased by $826,563, from $478,792 in 2024 to $1,305,355 in 2025. The increase in sales and marketing was primarily attributable to marketing campaigns to drive traffic and engagement to our online marketplace for direct to consumer sales, including awareness campaigns for the newly released AL4 product line.
●	Professional fees expense, which includes accounting, legal, and consulting fees, decreased from $766,563 in 2024 to $637,493 in 2025. The decrease in professional fees was primarily driven by reduced reliance on external consultants as the Company progressed from the planning and setup phase of its manufacturing operations to active production and scaling efforts, inclusive of marketing.

Other Income and Expenses

We reported net other expenses for the three months ended June 30, 2025 of $116,853, compared to $102,651 for three months ended June 30, 2024. The increase in net other expenses was attributed to a reduction in rental income as a result of the completion of the term of our sublease agreement.

Net Loss

Net loss for the three months ended June 30, 2025 was $3,734,484, compared to a net loss of $4,013,399 for the three months ended June 30, 2024 – a decrease of 6.9%. The decrease in the net loss can be attributed to higher net sales and gross profit and certain reduced operating expenses.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Net sales

For the six months ended June 30, 2025, net sales were $6,344,963, as compared to $2,434,176 for the six months ended June 30, 2024. Year-over-year net sales increased by approximately 161%. For the six months ended June 30, 2025, net sales generated in U.S. was $6,297,955, as compared to $2,385,492 for the same period in 2024, an increase of 164%. For the six months ended June 30, 2025, revenue generated in Canada was $47,008, compared to $48,684 for the same period in 2024, a decrease of 3%.

Net sales increased during the six months ended June 30, 2025 compared to the same period the prior year due to further branding and marketing efforts resulting in higher direct to consumer sales as well as implementation of our distributor, wholesaler, and jobber sales strategy leading to increases in our business to business sales channels. Also driving greater net sales was the release of the flagship AL4 product line.

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

We currently work closely with a large Canadian and four large U.S. distributors as well as online retailers to grow our customer base. We are progressing well in conversations with two other major distributors with strong market presences, which will allow us to promote to dealers and sell to jobbers in strategic regions. Lastly, we partnered with a network of nationwide U.S. dealers capable of bringing our product to all U.S. continental states.

Cost of Sales

Cost of sales increased by approximately 132%, from $2,100,091 for the six months ended June 30, 2024, to $4,866,630 for the six months ended June 30, 2025. Our cost of sales, as a percentage of sales, was approximately 77% and 86% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the cost of sales as a percentage of sales was primarily driven by improved production efficiencies resulting from the continued maturation of our manufacturing processes. As production volumes increased, we achieved greater economies of scale and more efficient overhead absorption, resulting in lower per-unit manufacturing costs. This improvement in operational throughput allowed fixed and semi-variable overhead costs to be allocated across a higher number of units, thereby reducing the cost of sales on a per-unit basis.

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

Operating Expenses

Operating expenses increased for the six months ended June 30, 2025 by $1,467,970, from $7,884,299 for the six months ended June 30, 2024 to $9,352,269, mainly due to the following factors:

●	Research and development expense decreased by $741,031, from $1,415,465 in 2024 to $674,434 in 2025. The decrease was related to developmental progress of our AL3 product line and release of our AL4 product line, both of which required less development efforts as resources were shifted to normal-course production.
●

General and administrative expense increased by $1,237,596, from $4,205,239 in 2024 to $5,442,835 in 2025. The increase was primarily attributable to an increase in e-commerce fees due to higher current period sales volume and an increase in software subscriptions and depreciable equipment used to support administrative and production efforts.

●	Sales and marketing expense increased by $1,629,535, from $545,569 in 2024 to $2,175,104 in 2025. The increase in sales and marketing was primarily attributable to marketing campaigns to drive traffic and engagement to our online marketplace for direct to consumer sales.
●	Professional fees expense, which includes accounting, legal, and consulting fees, decreased from $1,710,341 in 2024 to $1,063,534 in 2025. The decrease in professional fees was primarily driven by reduced reliance on external consultants as the Company progressed from the planning and setup phase of its manufacturing operations to active production and scaling efforts, inclusive of marketing, as well as a reduction in non-cash expenditures relating to stock-based compensation for consultants.

Other Income and Expenses

We reported net other expenses for the six months ended June 30, 2025 of $321,012, compared to $177,842 for the six months ended June 30, 2024. The increase in net other expenses was attributed to increased interest expense on our line of credit and a reduction in rental income as a result of the completion of the term of our sublease agreement.

Net Loss

Net loss for the six months ended June 30, 2025 was $8,194,948, compared to a net loss of $7,728,056 for the six months ended June 30, 2024 – an increase of 6.0%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations, manufacturing, and supply chain.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had $1,393,140 and $4,883,099, respectively in cash and cash equivalents. As of June 30, 2025, we had $4,763,700 of remaining available capacity on our revolving line of credit compared with $811,400 of remaining available capacity as of December 31, 2024. The decrease in cash and cash equivalents and increase in the remaining available capacity on our revolving line of credit was primarily a result of the use of cash flows from operations to reduce our indebtedness. We have historically generated only limited gross profit and have relied primarily upon capital generated from public and private offerings of our securities to fund continuing operations. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. During the three and six months ended June 30, 2025, we had net losses of $3,734,484 and $8,194,948, respectively (three months ended June 30, 2024 - $4,013,399; six months ended June 30, 2024 - $7,728,056). As of June 30, 2025, the Company had working capital of $4,758,042 (As of December 31, 2024 - $7,304,110) and had an accumulated deficit of $72,671,914 (as of December 31, 2024 - $64,476,966).

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

To date, our principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the six months ended June 30, 2025, the Company received net proceeds of $6,384,840 from offerings. Management is focused on transitioning towards gross profit as our principal source of liquidity by growing our existing product offerings and customer base and realizing manufacturing efficiency improvements. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, we believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

We have raised significant funds during the six months ended June 30, 2025 per the following public and private offerings:

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

ATM Shares

Pursuant to the At The Market Offering Agreement dated as of September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent, during the six month period ended June 30, 2025, we sold and issued a total of 22,725 shares of common stock in consideration for net proceeds of $185,874 under the ATM Agreement.

Regulation A Offering

On June 13, 2025, Worksport completed the initial closing of its Regulation A offering whereby up to 3,100,000 units may be sold at an offering price of $3.25 per unit. Each unit consists of one share of 8% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and one warrant for the right to purchase one (1) share of common stock, $0.001 par value at an exercise price of $4.50 per share. The qualified Regulation A offering is expected to generate gross proceeds of $10,000,000, and the warrants have the potential to provide an additional $13,950,000 of additional proceeds if all are converted. Through June 30, 2025, the Company completed one tranche and received gross proceeds of $160,339. Subsequent to June 30, the Company completed 12 additional tranches and received gross proceeds of $4,404,146.

Consolidated Statement of Cash Flows

Cash decreased from $4,883,099 at December 31, 2024, to $1,393,140 at June 30, 2025 – a decrease of $3,489,959 or 72%. The decrease was primarily due to repayments on debt obligations.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $6,935,033, compared to $6,421,292 in 2024, primarily driven by the shift to production and distribution of hard tonneau covers.

Accounts receivable increased at June 30, 2025 by $253,372 and increased by $160,264 in the prior period. The increase in accounts receivable was due to further development of our Distributor and Jobber customer network and relationships.

Inventory increased at June 30, 2025 by $691,459, and decreased at June 30, 2024 by $2,755,252, as a result of the maturation of the production process and shift in 2024 to hard tonneau cover production. Prepaid expenses and deposits increased by $470,641 at June 30, 2025, and decreased by $1,345,434 at June 30, 2024 due to timing of deposits from B2C customers prior to fulfillment of their orders at the end of the accounting period.

Accounts payable and accrued liabilities increased at June 30, 2025 by $469,362 compared to an increase of $115,586 at June 30, 2024. The increase is primarily due to an increase in accrued labor costs in 2025 compared with the prior period.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $582,797 compared to $335,787 for the six months ended June 30, 2024. The increase in investing activities was primarily attributable to our purchase of cryptocurrency and website enhancements, both of which are classified as intangible assets. We also acquired additional tooling components for our COR production process.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $4,027,871 compared to net cash provided by financing activities of $6,817,390 for the six months ended June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

●	On June 13, 2025, Worksport completed the initial closing of its Regulation A offering of up to 3,100,000 units, each consisting of one share of the Company’s 8% Series C Convertible Preferred Stock, and one warrant to purchase one share of the Company’s common stock. The Offering is being conducted pursuant to the Company’s Offering Statement on Form 1-A, as amended, which was qualified by the U.S. Securities and Exchange Commission on May 27, 2025. In connection with the initial closing, the Company issued an aggregate of 49,335 Units to investors that were placed by Digital Offering LLC, the Company’s placement agent, for aggregate gross proceeds of $160,338.75. After deducting Placement Agent commissions and offering-related expenses of $11,223.71, the Company received net proceeds of $149,115.04. The issuance of the securities was made pursuant to the exemption from registration provided under Section 3(b)(2) of the Securities Act and Regulation A.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans

During the six months ended June 30, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

Subsequent Events

On July 12, 2025, the Company granted employees an aggregate of 91,940 stock options priced at the closing stock price on July 11, 2025, vesting 50% at the end of the following two annual anniversaries from grant date, and expiring 10 years from grant date. Under these same terms, the Company granted directors an aggregate of 10,000 stock options.

On July 12, 2025, the Company granted Steven Rossi 215,000 stock options priced at the closing stock price on July 11, 2025, vesting 50% at the end of the following two annual anniversaries from grant date, and expiring 10 years from grant date.

On July 12, 2025, the Company granted a director 50,000 stock options priced at the closing stock price on July 11, 2025, vesting pursuant to a performance milestone, and expiring 10 years from grant date.

On July 12, 2025, the Company granted a consultant 76,500 stock options priced at the closing stock price on July 11, 2025, vesting pursuant to performance milestones, and expiring 10 years from grant date.

On July 14, 2025 the Company signed a lease agreement for 1,992 square feet of office space to be used as an R&D facility for its Terravis Energy subsidiary pursuant to a two year lease effective July 18,2025 for an average monthly rent of $3,154.

On August 1, 2025, the Company submitted a $3 million purchase order and placed a deposit with an established manufacturing equipment supplier for additional machinery, with delivery currently expected in the second quarter of 2026. This additional equipment is expected to meaningfully increase production capacity at the Company’s West Seneca, NY manufacturing facility, enabling the Company to meet anticipated customer demand more efficiently, improve operational throughput, and support future revenue growth.

Item 6. Exhibits

EXHIBIT No.	DESCRIPTION

3.1	Certificate of Designations, Rights, and Preferences of 8% Series C Cumulative Preferred Stock, filed on June 13, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2025
10.1	Regulation A Securities Offering, filed April 18, 2025
10.2	Notice of Stockholder Action by Written Consent, filed on April 28, 2025
10.3	Amendment to Form 1-A, filed May 20, 2025
31.1*	Section 302 Certification of Chief Executive Officer and President.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certifications of Chief Executive Officer and President.
32.2**	Section 906 Certifications of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: August 13, 2025	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer and President (Principal Executive Officer)

Dated: August 13, 2025	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer (Principal Financial and Accounting Officer)

