Form 10-Q
period 2025-09-30
Worksport Ltd
filed 2025-11-13
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2025

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

As of November 13, 2025, the Registrant had 8,254,389 shares of common stock, par value $0.001 per share, issued and outstanding.

WORKSPORT LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Worksport Ltd.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,761,690	$4,883,099
Accounts receivable, net	515,074	42,589
Other receivable	209,702	169,728
Inventory (Note 3)	6,835,491	5,190,054
Prepaid expenses and deposits (Note 6)	1,055,971	192,192
Total current assets	12,377,928	10,477,662
Investments (Note 11)	122,681	66,308
Property and equipment, net (Note 4)	13,208,163	13,644,226
Operating lease right-of-use assets (Note 12)	299,376	595,415
Intangible assets, net (Note 5)	1,040,474	953,049
Total assets	$27,048,622	$25,736,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,814,718	$1,526,630
Accrued liabilities and other	1,078,355	800,283
Accrued compensation	288,489	377,112
Long-term debt, current portion (Note 13)	1,774,307	222,992
Lease liability, current portion (Note 12)	110,202	246,535
Total current liabilities	6,066,071	3,173,552
Lease liability, excluding current portion (Note 12)	189,116	368,472
Long-term debt, excluding current portion (Note 13)	1,014,043	4,781,005
Total liabilities	7,269,230	8,323,029

Shareholders’ equity
Series A, B Preferred & Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 100 Series A, 0 Series B, and 371,784 Series C issued and outstanding, respectively (Note 7)	372	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 7,589,036 and 4,016,205 shares issued and outstanding, respectively (Note 7)	7,588	4,016
Additional paid-in capital	95,783,778	79,781,674
Share subscriptions receivable	(512,392)	(1,577)
Share subscriptions payable	2,126,352	2,115,064
Accumulated deficit	(77,617,726)	(64,476,966)
Cumulative translation adjustment	(8,580)	(8,580)
Total shareholders’ equity	19,779,392	17,413,631
Total liabilities and shareholders’ equity	$27,048,622	$25,736,660

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Worksport Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024

Net sales	$5,013,872	$3,122,359	$11,358,835	$5,556,535
Cost of sales	3,445,088	2,875,186	8,311,718	4,975,277
Gross profit	1,568,784	247,173	3,047,117	581,258

Operating expenses
Research and development	301,095	396,446	975,529	1,811,911
General and administrative	2,950,100	2,478,809	8,409,789	6,684,048
Sales and marketing	2,362,195	661,238	4,537,299	1,206,807
Professional fees	748,656	621,728	1,812,190	2,332,069
(Gain) loss on foreign exchange	(491)	(5,832)	(4,129)	1,853
Total operating expenses	6,361,555	4,152,389	15,730,678	12,036,688
Loss from operations	(4,792,771)	(3,905,216)	(12,683,561)	(11,455,430)

Other income (expense)
Interest expense	(138,887)	(229,701)	(462,481)	(487,463)
Interest income	2,979	-	22,415	3,054
Rental income	-	-	-	76,866
Total other income (expense)	(135,908)	(229,701)	(440,066)	(407,543)

Net loss	$(4,928,679)	$(4,134,917)	$(13,123,627)	$(11,862,973)

Loss per share (basic and diluted)	$(0.75)	$(1.40)	$(2.44)	$(4.64)
Weighted average number of shares (basic and diluted)	6,563,228	2,943,279	5,377,750	2,554,075

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at July 1, 2024	100	$-	2,852,070	$2,852	$69,230,341	$(1,577)	$5,964,290	$(56,041,233)	$(8,580)	$19,146,093
Issuance for services and subscriptions payable	-	-	1,669	2	1,071,713	-	280,184	-	-	1,351,899
Share issuance	-	-	238,300	238	2,210,031	-	(2,210,269)	-	-	-
Net loss	-	-	-	-	-	-	-	(4,134,917)	-	(4,134,917)
Balance at September 30, 2024	100	$-	3,092,039	$3,092	$72,512,085	$(1,577)	$4,034,205	$(60,176,150)	$(8,580)	$16,363,075

Balance at July 1, 2025	49,435	$49	5,519,130	$5,518	$87,970,432	$(1,577)	$2,022,630	$(72,671,914)	$(8,580)	$17,316,558
Issuance for services and subscriptions payable	-	-	4,594	5	696,168	-	103,722	-	-	799,895
Share issuance	-	-	87,894	88	318,410	-	-	-	-	318,498
Issuance of preferred shares pursuant to Reg-A	2,299,867	2,300	-	-	2,232,233	(188,427)	-	-	-	2,046,106
Conversion of Series C preferred shares	(1,977,418)	(1,977)	1,977,418	1,977	-	-	-	-	-	-
Issuance of warrants pursuant to Reg-A	-	-	-	-	4,566,535	(322,388)	-	-	-	4,244,147
Dividend payable on Series C preferred shares	-	-	-	-	-	-	-	(17,133)	-	(17,133)
Net loss	-	-	-	-	-	-	-	(4,928,679)	-	(4,928,679)
Balance at September 30, 2025	371,884	$372	7,589,036	$7,588	$95,783,778	$(512,392)	$2,126,352	$(77,617,726)	$(8,580)	$19,779,392

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Worksport Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2024	100	$-	2,032,050	$2,032	$64,685,693	$(1,577)	$1,814,152	$(48,313,177)	$(8,580)	$18,178,543
Issuance for services and subscriptions payable	-	-	33,384	33	2,896,431	-	571,858	-	-	3,468,322
Share issuance (Note 7)	-	-	526,016	526	5,404,944	-	(2,210,269)	-	-	3,195,201
Warrant inducement (Note 15)	-	-	284,000	284	(474,850)	-	3,858,464	-	-	3,383,898
Warrant exercise (Note 15)	-	-	216,589	217	(133)	-	-	-	-	84
Net loss	-	-	-	-	-	-	-	(11,862,973)	-	(11,862,973)
Balance at September 30, 2024	100	$-	3,092,039	$3,092	$72,512,085	$(1,577)	$4,034,205	$(60,176,150)	$(8,580)	$16,363,075

Balance at January 1, 2025	100	$-	4,016,205	$4,016	$79,781,674	$(1,577)	$2,115,064	$(64,476,966)	$(8,580)	$17,413,631
Issuance for services and subscriptions payable	-	-	189,703	190	2,183,652	-	11,288	-	-	2,195,130
Shares issued (Note 7)	-	-	110,619	110	504,262	-	-	-	-	504,372
Warrant exercise (Note 15)	-	-	1,295,091	1,295	6,383,545	-	-	-	-	6,384,840
Issuance of preferred shares pursuant to Reg-A	2,349,202	2,349	-	-	2,247,329	(188,427)	-	-	-	2,061,251
Conversion of Series C preferred shares	(1,977,418)	(1,977)	1,977,418	1,977	-	-	-	-	-	-
Issuance of warrants pursuant to Reg-A	-	-	-	-	4,683,316	(322,388)	-	-	-	4,360,928
Dividends payable on Series C preferred shares	-	-	-	-	-	-	-	(17,133)	-	(17,133)
Net loss	-	-	-	-	-	-	-	(13,123,627)	-	(13,123,627)
Balance at September 30, 2025	371,884	$372	7,589,036	$7,588	$95,783,778	$(512,392)	$2,126,352	$(77,617,726)	$(8,580)	$19,779,392

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Worksport Ltd.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	2025	2024
Operating Activities
Net loss	$(13,123,627)	$(11,862,973)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	2,139,566	3,105,869
Depreciation and amortization	1,359,522	1,019,867
Change in operating lease	(19,650)	3,966
	(9,644,189)	(7,733,271)
Changes in operating assets and liabilities (Note 10)	(1,545,993)	(225,941)
Net cash used in operating activities	(11,190,182)	(7,959,212)

Cash Flows from Investing Activities
Purchase of intangible assets	(376,802)	-
Purchase of property and equipment	(634,082)	(500,760)
Purchase of investments	(56,373)	-
Net cash used in investing activities	(1,067,257)	(500,760)

Financing Activities
Net change in related party loan	-	(16,495)
Proceeds from warrant exercise	6,384,840	3,746,435
Proceeds from issuance of preferred stock, net of issuance cost	2,082,013	-
Proceeds from issuance of warrants, net of issuance cost	4,387,189	-
Proceeds from line of credit	8,843,139	7,339,525
Proceeds from long-term debt	-	1,437,998
Repayments on line of credit	(10,910,449)	(3,450,785)
Repayments on long-term debt	(148,337)	(5,300,000)
Proceeds from issuance of common shares, net of issuance cost	497,635	3,195,201
Net cash provided by (used in) financing activities	11,136,030	6,951,879

Change in cash	(1,121,409)	(1,508,093)
Cash and cash equivalents - beginning of period	4,883,099	3,365,778
Cash and cash equivalents - end of period	$3,761,690	$1,857,685

Supplemental Disclosure of cash flow information
Income tax paid	$-	$-
Interest paid	$301,000	$487,000

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Worksport Ltd.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2024. All references to years in these financial statements are fiscal years.

Reclassifications – Certain prior year amounts have been reclassified to conform to current year’s presentation. The Company reclassified research and development of $301,095 and $396,446 for the three months ended September 30, 2025 and 2024, respectively, which were reclassified from general and administrative expense to research and development expense. The Company reclassified research and development of $975,529 and $1,811,911 for the nine months ended September 30, 2025 and 2024, respectively, which were reclassified from general and administrative expense to research and development expense. This change improves the disclosure of costs to develop new products and technologies and reflects the Company’s ongoing investment in innovation. The change also provides a more accurate depiction of the Company’s operating performance.

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

2. Going Concern

As of September 30, 2025, the Company had $3,761,690 in cash and cash equivalents. The Company also has availability on its revolving line of credit of $3,291,250. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. As of September 30, 2025, the Company had an accumulated deficit of $77,617,726.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended September 30, 2025, the Company had net losses of $4,928,679 (2024 - $4,134,917). During the nine months ended September 30, 2025, the Company had net losses of $13,123,627 (2024 - $11,862,973). As of September 30, 2025, the Company had working capital of $6,311,857 (December 31, 2024 – $7,304,110) and had an accumulated deficit of $77,617,726 (December 31, 2024 - $64,476,966). The Company has not generated profit from operations since inception and to date has relied on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking to make the Company profitable will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase and margins improve. As of September 30, 2025, the Company had cash and cash equivalents of $3,761,690 (December 31, 2024 - $4,883,099). Despite the Company having completed its purchasing of large manufacturing machinery for phase one output levels, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its ramp-up of manufacturing and increasing sales volumes in 2025 and 2026, which should mitigate the effects of operational costs on cash and cash equivalents as it releases new product lines; this view is supported by the fact that the manufacturing facility of the Company was completed for initial production output in 2023 and quickly began improving output and sales during 2024 and into 2025.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on October 13, 2022 (the “Shelf Registration Statement”), allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. Through September 30, 2025, the Company cumulatively sold and issued 872,027 shares of common stock in consideration for net proceeds of $6,751,381 under the ATM Agreement. The Shelf Registration Statement expired in October 2025 and the Company will file a new shelf registration statement in November 2025.

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

On May 29, 2024, Worksport sent an inducement letter to a shareholder offering an option to exercise their warrants at a reduced exercise price of $5.198 per warrant. In turn for doing so, Worksport offered the shareholder new warrants to purchase up to 1,295,000 shares of common stock with an exercise price of $5.198. The warrants had a term of 5.5 years, with a 6-month required holding period prior to exercise.

On December 13, 2024, the Company filed a prospectus supplement to amend and supplement a prospectus supplement dated as of November 5, 2024, as well as the prospectus supplement dated as of October 13, 2022, and the prospectus dated as of October 13, 2022 to increase the maximum amount of shares that we are eligible to sell pursuant to the ATM Agreement under General Instruction I.B.6. to $4,962,092 of shares of our common stock not including whatever had been sold prior to this filing date.

On February 27, 2025, Worksport entered into a warrant inducement agreement with a shareholder to exercise 755,558 of 1,295,000 May 2024 Warrants at a price of $5.198 per share. The remaining unexercised 539,442 warrants are included in share subscription payable. In return, the Company issued 1,424,500 new 2025 Inducement Warrants. Each Inducement Warrant has an exercise price of $6.502, will become exercisable six months after issuance, and have a 5.5-year life. Worksport raised approximately $6,731,000 in gross proceeds before fees and expenses, with the funds earmarked for general corporate and working capital purposes.

On June 13, 2025, Worksport completed the initial closing of its Regulation A offering whereby up to 3,100,000 Units may be sold at an offering price of $3.25 per unit. Each Unit consists of one share of 8% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and one warrant for the right to purchase one (1) share of common stock, $0.001 par value with an exercise price of $4.50 per share. The qualified Regulation A offering is expected to generate gross proceeds of $10,000,000. Through September 30, 2025, the Company completed twenty-four tranches and received proceeds of $6,469,202 (net of issuance costs of $665,905) and recognized share subscriptions receivable of $458,720 (net of issuance costs of $41,130).

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

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Still, certain factors indicate the existence of a material uncertainty that cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments could be material.

3. Inventory

As of September 30, 2025 and December 31, 2024, inventory consists of the following:

	September 30, 2025	December 31, 2024
Raw materials	$4,138,808	$3,373,704
Finished goods	1,988,117	1,343,006
Work in progress	708,566	473,344
	$6,835,491	$5,190,054

4. Property and Equipment

Property and equipment consist of:

	September 30, 2025	December 31, 2024
Building	$6,079,410	$6,079,410
Manufacturing equipment	6,390,593	5,830,999
Land	2,239,405	2,239,405
Leasehold improvements	873,759	862,504
Product molds	524,476	524,476
Warehouse equipment	522,128	512,700
Electrical equipment	185,261	185,261
Automobile	242,642	172,645
Furniture	154,065	154,065
Computers	98,594	114,786
Property and equipment, at cost	17,310,333	16,676,251
Less: Accumulated depreciation	(4,102,170)	(3,032,025)
Property and equipment, net	$13,208,163	$13,644,226

Depreciation expense for the three months ended September 30, 2025 and 2024 was $374,195 and $403,267, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $1,070,145 and $1,017,988, respectively.

5. Intangible Assets

Intangible assets consist of patents, trademarks, copyrights, licenses, and software owned by Worksport and its subsidiaries. The Company’s utility patents and design registrations were issued between 2014 and 2025. The patents and software are amortized on a straight-line basis over their useful life. The Company’s trademark, licenses, and other indefinite life intangible assets are reassessed every year for impairment. The Company determined that impairment is not necessary for the prior year ended December 31, 2024 and for the three and nine months ended September 30, 2025.

The components of intangible assets are as follows:

	September 30, 2025	December 31, 2024
Software	$1,150,000	$1,150,000
License	218,329	103,329
Patent	62,706	62,706
Trademark	5,150	5,150
Other	291,253	29,451
Intangible assets, gross carrying amount	1,727,438	1,350,636
Less: Accumulated amortization	(686,964)	(397,587)
Intangible assets, net	$1,040,474	$953,049

Amortization expense for the three months ended September 30, 2025 and 2024 was $96,459 and $627, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $289,377 and $1,879, respectively.

Estimated amortization of the patent and software over the next five calendar years and beyond September 30, 2025 is as follows:

2025	$97,000
2026	$386,000
2027	$3,000
2028	$3,000
2029	$2,000
Thereafter	$35,000

6. Prepaid Expenses and Deposits

As of September 30, 2025 and December 31, 2024, prepaid expenses and deposits consist of the following:

	September 30, 2025	December 31, 2024
Consulting, services, and advertising	$693,788	$35,740
Insurance	147,673	65,938
Deposits	214,510	90,514
	$1,055,971	$192,192

7. Shareholders’ Equity (Deficit)

The Company is authorized to issue up to 55,000,000 shares of capital stock, par value $0.001 per share. Capital stock is divided into two classes designated as common stock and preferred stock.

Common stock – The Company is authorized to issue up to 45,000,000 shares of common stock.

Preferred stock – The Company is authorized to issue up to 10,000,000 shares of preferred stock. The board of directors may authorize, without further shareholder action, the issuance of preferred stock in one or more classes or series. Preferred stock ranks senior to common stock with respect to payment of dividends and the distribution of assets on liquidation. Each class or series of preferred stock, when issued, must include its designation and a description of certain rights, including voting privileges, dividend preferences, conversion features, restrictions and redemption rights.

-	During 2019, the Company created and issued 100 shares of its Series A preferred stock. Series A preferred shareholders vote together as a single class and are entitled to 51% of the voting rights on all matters regardless of the number of Series A preferred shares outstanding. Series A preferred stock does not have conversion rights, is not entitled to receive dividends nor receive any liquidation preferences.
-	During 2020, the Company created the Series B preferred stock. Series B preferred shareholders have the right to vote for each share of common stock outstanding after the issuance date. Series B preferred stock does not have conversion rights, is not entitled to receive dividend preferences nor receive any liquidation preferences. As of September 30, 2025, the Company has not issued share of Series B preferred stock.
-	During 2025, the Company created its Series C preferred stock for its Regulation A offering. Refer to Note 15, Warrants for a description of units available in the Regulation A offering. Series C preferred stock ranks senior to common stock and future classes or series of preferred stock as to dividend and liquidation rights. Series C preferred shareholders may convert holdings on a 1:1 basis to common stock at any time. Series C preferred shareholders are entitled to cumulative dividends at a rate of 8.00% of the $3.25 liquidation preference per share per year for a period of two (2) years from the date of issuance. As of September 30, 2025, the Company issued 2,349,202 shares of Series C preferred stock and converted 1,977,418 Series C preferred shares to common stock at the shareholder’s request. The Company recognized dividends payable to Series C preferred shareholders for the three months ended September 30, 2025 of $17,132.

During the nine months ended September 30, 2025, the following transactions occurred:

During the nine months ended September 30, 2025, the Company sold 110,619 shares of common stock for total net proceeds of $504,372. The sale of shares was in connection with the Shelf Registration Statement and the ATM Agreement described in Note 2, Going Concern.

The Company recognized consulting expense of $13,000 and marketing expense of $97,250 to share subscriptions payable from restricted shares and stock options to be issued. As of September 30, 2025, the $110,250 of the restricted shares have not been issued. During the nine months ended September 30, 2025, the Company issued 94,670 restricted shares with a value of $465,100.

During the nine months ended September 30, 2025, in connection with the inducement of 1,295,091 warrants at $5.198 per share, the Company also sold 1,424,500 warrants exercisable at $6.502 per share. The Company received proceeds of $6,731,410 before deducting placement agent fees of $346,570 and other offering expenses payable by the Company upon the exercise of the May 2024 Existing Warrants.

During the nine months ended September 30, 2025, in connection with the Regulation A offering of up to 3,100,000 Units at an offering price of $3.25 per Unit, the Company issued 2,349,202 Units, received proceeds of $6,469,202 (net of issuance costs of $665,905), and recognized share subscriptions receivable of $458,720 (net of issuance costs of $41,130).

During the nine months ended September 30, 2025, certain Series C preferred shareholders converted 1,977,418 shares into the Company’s common stock.

Refer to Note 15, Warrants and Note 16, Equity Compensation for additional disclosures.

During nine months ended September 30, 2024, the following transactions occurred:

During the nine months ended September 30, 2024, the Company sold 504,921 shares of common stock for a total net proceeds of $566,118. The sale of shares was in connection with the Shelf Registration Statement and the ATM Agreement dated as of September 30, 2022.

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

During the nine months ended September 30, 2024, the Company closed a sale of 950,000 shares of common stock for proceeds of $380,000. In connection with the sale of common stock, the Company issued 1,900,000 warrants. Refer to Note 15. As of September 30, 2024, the shares have not been issued.

8. Income Taxes

The effective tax rate for the nine months ended September 30, 2025 and 2024 was 22.9% before 100% allowance adjustments on net deferred income tax assets. The effective tax rate for the nine months ended September 30, 2025 and 2024 was higher than expected from applying the U.S. federal statutory rate of 21% to loss before income taxes due to tax benefits on losses generated outside the U.S. with higher statutory rates.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value because of the short-term nature of these instruments. The Company’s revolving line of credit is based on a variable interest rate and is reflected in the financial statements at carrying value which approximates fair value at September 30, 2025. The Company’s long-term debt is based on a fixed interest rate, and its carrying amount approximates fair value at September 30, 2025. The fair value of the revolving line of credit and long-term debt is classified as Level 2 within the fair value hierarchy and is estimated based on quoted market prices.

10. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the nine months ended September 30, 2025 and 2024 are as follows:

	2025	2024
Decrease (increase) in accounts receivable	$(472,485)	$(3,320)
Decrease (increase) in other receivable	(39,974)	11,898
Decrease (increase) in inventory	(1,645,437)	(2,506,568)
Decrease (increase) in prepaid expenses and deposits	(865,634)	1,240,649
Increase (decrease) in accounts payable and accrued liabilities	1,477,537	1,031,400
	$(1,545,993)	$(225,941)

11. Investments

During the nine months ended September 30, 2025, $66,308 of the Company’s Guaranteed Investment Certificate (“GIC”) matured and the Company received $2,500 in interest income. During the same period, the Company reinvested the principal amount of $66,308 in a GIC. The GIC bears a variable interest rate and will mature on February 27, 2026. The anticipated earned interest on the GIC at maturity is $2,500. During the nine months ended September 30, 2025, the Company invested $56,373 in a second Guaranteed Investment Certificate (“GIC”) bearing a variable interest rate and will mature on June 5, 2026. The anticipated earned interest on the GIC at maturity is $1,270.

12. Leases

The Company accounts for leases under Accounting Standards Codification (“ASC”) 842, Leases, whereby it recognizes a lease liability and a right-of-use asset. The lease liability is measured at the present value of the remaining lease payments, discounted by the Company’s incremental borrowing rate. The Company measured the right of use asset at an initial amount equal to the lease liability.

During the year ended December 31, 2023, the Company signed a lease agreement for office space to be used as an R&D facility pursuant to a one-year lease with an option to extend the lease for an additional year, dated June 1, 2023, for a monthly rent of $3,350. The lease was renewed effective June 1, 2024 at a rate of $3,600 per month with a termination date of May 31, 2025. The lease was not renewed. The Company’s incremental borrowing rate used to initially measure the present value of the remaining lease payments was 10%.

On April 1, 2025, the Company signed a lease agreement for 12,500 square feet of office space to be used as a R&D facility pursuant to a three-year lease with an option to extend the lease for an additional two years. The lease was effective on May 1, 2025 at a rate of $9,659 per month with a termination date of April 30, 2028. The Company’s incremental borrowing rate used to initially measure the present value of the remaining lease payments was 15%.

On July 14, 2025, the Company signed a lease agreement for 1,992 square feet of office space to be used as an R&D facility for its Terravis Energy subsidiary pursuant to a two-year lease effective July 18, 2025 for an average monthly rent of $3,154. The Company’s incremental borrowing rate used to initially measure the present value of the remaining lease payments was 15%.

The Company’s right-of-use asset and lease liability as of September 30, 2025, and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024
Right-of-use asset	$299,376	$595,415
Current lease liability	$110,202	$246,535
Long-term lease liability	$189,116	$368,472

The following is a summary of the Company’s total lease costs during the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Operating lease cost	$230,471	$331,057

The following is a summary of cash paid during the nine months ended September 30, 2025 and 2024 for amounts included in the measurement of lease liabilities:

	September 30, 2025	September 30, 2024
Operating cashflow	$229,282	$328,113

The following are future minimum annual lease payments as of September 30, 2025:

2025	$37,138
2026	144,452
2027	134,284
2028	39,784
Total future minimum lease payments	355,658
Less: amount representing interest	(56,340)
Present value of future payments	299,318
Current portion	110,202
Long term portion	$189,116

13. Indebtedness

Long-term debt consists of:

	September 30, 2025	December 31, 2024
Revolving Credit Facility (a)	$1,586,032	$3,808,025
Other (b)	1,295,847	1,456,485
Long-term debt	2,881,879	5,264,510
Less deferred debt issuance cost	(93,529)	(260,513)
Less current installments	(1,774,307)	(222,992)
Long-term debt	$1,014,043	$4,781,005

a)	On July 19, 2024, the Company, as the guarantor, and Worksport New York Operations Corporation as well as Worksport USA Operations Corporation, entered into a $6,000,000 Revolving Financing and Assignment Agreement with an external lending entity with a maturity date of July 18, 2026, or 24 months. Upon transaction close, the Company drew down approximately $5.06 million of the Revolving Credit Facility, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000 to fund operations. Interest on the outstanding Revolving Credit Facility is based on the greater of the prime rate or 6.0% plus an additional 300 basis points. At September 30, 2025, the outstanding balance of this loan was $1,523,937 (net of issuance costs of $62,095).

For collateral, the lender holds a first position on the Company’s major asset classes (accounts receivable, the factory in New York, and inventory) other than the Company’s equipment. A non-usage fee of 0.25% is assessed quarterly and applied to the difference between the quarter’s average daily outstanding loan balance and the total credit facility amount. As of September 30, 2025, the Company had an available balance of $3,291,250 to borrow on the Revolving Credit Facility.

b)	On September 4, 2024, the Company, through its wholly owned subsidiary, Worksport USA Operations Corporation, entered into a $1,487,200 credit and security agreement with an external lending entity with a maturity date of September 1, 2027, which is 36 months from initial funding. Upon transaction close, the Company received net proceeds of $1,412,750 (net of issuance costs of $43,735). The Company and its wholly owned subsidiary, Worksport New York Operations Corporation, serve as guarantors on the loan. For collateral, the lender holds a first position on the Company’s equipment, which is primarily manufacturing and warehousing equipment. Interest on the loan is based on the prime rate plus 700 basis points per annum. At September 30, 2025, the outstanding balance of this loan was $1,264,412 (net of issuance costs of $31,435).

The Company is in compliance with all covenants.

14. Loss per Share

For the three and nine months ended September 30, 2025, loss per share is $0.75 and $2.44 (basic and diluted) compared to the three and nine months ended September 30, 2024, of $1.40 and $4.64 (basic and diluted) using the weighted average number of shares of 6,563,228 and 5,377,750 (basic and diluted) as of September 30, 2025 and 2,943,279 and 2,554,075 (basic and diluted) as of September 30, 2024, respectively.

There are 45,000,000 shares authorized with 7,589,036 and 3,092,040 shares issued and outstanding, at September 30, 2025 and 2024, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation.

15. Warrants

On June 13, 2025, Worksport completed the initial closing of its Regulation A offering whereby up to 3,100,000 units may be sold at an offering price of $3.25 per unit. Each unit consists of one share of 8% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and one warrant for the right to purchase one (1) share of common stock, $0.001 par value, with an exercise price of $4.50 per share. The qualified Regulation A offering is expected to generate gross proceeds of $10,000,000. The proceeds from the Regulation A offering and issuance of units are recorded as additional paid-in capital. Through September 30, 2025, the Company issued 2,349,202 warrants to investors.

On February 27, 2025, the Company entered into a warrant inducement agreement with the holder of existing warrants to purchase an aggregate 1,295,000 shares. Pursuant to the inducement, the exercising holder of the existing warrants received 1,425,000 inducement warrants and the Company received $6,731,000 from the exercise of the existing warrants. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from the inducement warrants issued using the Black Scholes model. The total incremental fair value of $7,602,000, is recorded as a non-cash deemed dividend. The proceeds of the warrant inducement and issuance of 1,295,000 shares of common stock are recorded as additional paid-in capital.

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

On May 9, 2024, the Company entered into a warrant inducement agreement with the holder of existing warrants to purchase an aggregate 700,000 shares at a reduced exercise price of $5.198 in consideration for the Company to issue new warrants to purchase up to 1,295,000 additional shares of common stock with an exercise price of $5.198 – resulting in gross proceeds of approximately $3,638,000 received by the Company. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from both the adjustment in exercise price of the existing warrants and the fair value of the inducement warrants issued using the Black Scholes model. The total incremental fair value of $4,996,000 is recorded as a non-cash deemed dividend. The proceeds of the warrant inducement and issuance of 284,000 shares of common stock are recorded as capital in excess of par. The obligation to issue the remaining 416,000 shares was originally recorded as a share subscription payable. During the twelve months ended December 31, 2024, the Company issued 416,000 out of the 416,000 shares to be issued.

During the year ended December 31, 2023, in connection with the sale of 192,500 shares of common stock the Company also sold 157,500 pre-funded warrants and 700,000 warrants convertible for 857,500 shares of common stock with an exercise price of $0.001 and $13.40, respectively. The Company received net proceeds of $2,110,342 associated with the sale of the pre-funded warrants. During the same period, 88,700 pre-funded warrants were exercised for 88,700 shares of common stock for $89. During the year ended December 31, 2024, the remaining 68,800 pre-funded warrants were exercised for 68,800 shares of common stock for $69.

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

As of September 30, 2025, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$40.00	30,000	1.25	12/31/2026
$7.40	770,026	3.98	09/20/2029
$4.00	190,000	3.98	09/21/2029
$6.50	1,424,500	4.91	08/27/2030
$4.50	2,349,202	2.70 - 3.00	06/13/2028 - 09/30/2028
	4,763,728	3.69

The average remaining contractual life of outstanding warrants that expire is

	September 30, 2025		December 31, 2024
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	2,291,276	$6.35	1,162,792	$24.20
Issuance	3,773,702	$5.26	2,402,815	$5.49
Expired	(6,250)	$24.00	(357,742)	$60.50
Exercise	(1,295,000)	$5.20	(916,589)	$3.97
Balance, end of period	4,763,728	$5.77	2,291,276	$6.35

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

On November 11, 2022, 40,000 and 30,000 PSUs granted on December 29, 2021, as described below, were modified to include new terms pertaining to the PSU vesting schedule. The PSUs vest in 5% increments according to the modified schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $22.50, 50% will have vested at a closing price of $53.10, and 100% will have vested at a closing price of $137.60 as measured using the volume weighted average of the Company’s common stock for ten (10) consecutive trading days, with over $100,000 of trading volume on each of those days. The fair value of the PSUs was estimated to be $1,254,460. As of September 30, 2025, 7,500 PSUs of the remaining 30,000 PSUs had vested.

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

Stock Options

The Company uses the Black-Scholes option pricing model to determine fair value of stock options on the grant date.

During the nine months ended September 30, 2025, the Company issued the following stock options to various directors:

-	10,000 stock options vesting ratably over two years, with an exercise price of $5.95 and an expiration date of March 7, 2035
-	14,000 stock options vesting ratably over two years, with an exercise price of $3.09 and an expiration date of April 4, 2035
-	30,000 stock options vesting ratably over two years, with an exercise price of $3.80 and an expiration date of July 12, 2035
-	50,000 stock options vesting pursuant to a performance milestone and an expiration date of July 12, 2035

During the nine months ended September 30, 2025, the Company issued the following stock options to various employees and consultants:

-	88,600 stock options vesting based on various service periods, with an exercise price of $3.09 and an expiration date of April 4, 2035
-	81,940 stock options vesting based on various service periods, with an exercise price of $3.80 and an expiration date of July 12, 2035
-	76,500 stock options vesting pursuant to performance milestones and an expiration date of July 12, 2035

During the nine months ended September 30, 2025, the Company issued the following stock options to Steven Rossi:

-	30,000 stock options vesting 50% at the end of the first two anniversaries of the grant date, with an exercise price of $3.09 and an expiration date of April 4, 2035
-	215,000 stock options vesting 50% at the end of the first two anniversaries of the grant date, with an exercise price of $3.80, and an expiration date of July 12, 2035.

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

	September 30, 2025		December 31, 2024
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of period	579,936	$7.14	506,386	$19.62
Granted	596,040	$3.68	84,860	$7.70
Forfeited	(960)	$7.04	(11,310)	$29.30
Balance, end of period	1,175,016	$5.38	579,936	$7.14

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on September 30, 2025
Stock options	$3.09 - 55.00	1,175,016	8.45	$5.38	279,780

As of September 30, 2025 and December 31, 2024, Terravis Energy Inc., a wholly owned subsidiary of the Company, has the following options outstanding:

	September 30, 2025		December 31, 2024
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of period	1,350,000	$0.01	1,350,000	$0.01
Granted	-	$-	-	$-
Balance, end of period	1,350,000	$0.01	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on September 30, 2025
Stock options	$0.01	1,350,000	6.53	$0.01	1,350,000

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

Schedule of Revenue and Segment Net Loss

	For the three months ended September 30, 2025				For the three months ended September 30, 2024
	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Other / Eliminations	Consolidated	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Other / Eliminations	Consolidated
Net sales	$4,881,982	$131,890	$-	$5,013,872	$1,716,686	$1,405,673	$-	$3,122,359
Less: Cost of sales	(3,341,071)	(104,017)	-	(3,445,088)	(1,661,270)	(1,211,933)	(1,983)	(2,875,186)
Selling, general and administrative	(2,561,515)	(30,700)	(3,298,686)	(5,890,901)	(1,737,843)	(883,683)	(1,126,969)	(3,748,495)
Depreciation and amortization	(421,732)	(7,866)	(41,056)	(470,654)	(291,292)	(86,345)	(26,257)	(403,894)
Loss from continuing operations	$(1,442,336)	$(10,693)	$(3,339,742)	$(4,792,771)	$(1,973,719)	$(776,288)	$(1,155,209)	$(3,905,216)

	For the nine months ended September 30, 2025				For the nine months ended September 30, 2024
	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Other / Eliminations	Consolidated	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Other / Eliminations	Consolidated
Net sales	$10,982,236	$376,599	$-	$11,358,835	$2,696,595	$2,859,940	$-	$5,556,535
Less: Cost of sales	(8,014,766)	(292,725)	(4,227)	(8,311,718)	(2,491,413)	(2,454,131)	(29,733)	(4,975,277)
Selling, general and administrative	(7,087,353)	(148,686)	(7,135,117)	(14,371,156)	(3,981,931)	(1,872,270)	(5,162,620)	(11,016,821)
Depreciation and amortization	(1,268,853)	(31,003)	(59,666)	(1,359,522)	(790,797)	(125,745)	(103,325)	(1,019,867)
Loss from continuing operations	$(5,388,736)	$(95,815)	$(7,199,010)	$(12,683,561)	$(4,567,546)	$(1,592,206)	$(5,295,678)	$(11,455,430)

The following table presents the Company’s net sales disaggregated by geographic area:

Schedule of Net Sales Disaggregated by Geographic Area for the nine months ended September 30,:

	2025			2024
	Hard Tonneau Covers	Soft Tonneau Covers	Consolidated	Hard Tonneau Covers	Soft Tonneau Covers	Consolidated
United States	$10,910,214	$374,324	$11,284,538	$2,622,350	$2,853,625	$5,475,975
Other	72,022	2,275	74,297	74,245	6,315	80,560
Net sales	$10,982,236	$376,599	$11,358,835	$2,696,595	$2,859,940	$5,556,535

No asset information has been provided for the reported segments as the CODM does not regularly review asset information by reportable segment. As of September 30, 2025 and December 31, 2024, assets held in the U.S. accounted for 90% and 88% of total assets, respectively.

18. Commitments and Contingencies

There are no legal proceedings except for routine litigation incidental to the business.

19. Subsequent Events

The Company has evaluated subsequent events through November 13, 2025. The following events occurred after the period ended September 30, 2025:

●	On October 6, 2025 the Company announced its subsidiary Terravis Energy was selected for the NREL Technical Assistance Program award to analyze its ZeroFrost cold-weather heat pump technology in Alaska
●	On October 15, 2025 the Company announced the successful completion of its Regulation A offering
●	On October 23, 2025 the Company announced its new HD3 Heavy-Duty tonneau cover officially entered production. The HD3 is a new hard-folding truck bed cover engineered for commercial and fleet applications, building on the success of the Company’s AL3 and AL4 series.
●	On October 30, 2025 the Company announced the official launch date for its flagship SOLIS Solar Tonneau Cover and COR Portable Energy Storage System, both available for order starting November 28, 2025.
●	From October 1, 2025 through November 13, 2025, certain Series C preferred shareholders converted 661,606 shares into the Company’s common stock.

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

The following discussion should be read in conjunction with the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 27, 2025 and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

OVERVIEW

Worksport Ltd., through its subsidiaries, designs, develops, manufactures, and owns the intellectual property on a variety of tonneau covers, solar integrations, portable power systems, and clean heating & cooling solutions. Additionally, Worksport’s hard-folding cover, designed and manufactured in the U.S., is compatible with all major truck models and is gaining traction with newer truck makers including the EV sector. Worksport seeks to capitalize on the growing shift of consumer mindsets towards clean energy integrations and power grid independence with its proprietary solar solutions, mobile energy storage systems (ESS), and Cold-Climate Heat Pump (CCHP) technology.

Key Performance Outcomes

The following highlights a summary of our achievements during the period:

●	Sales growth: We recognized the highest net sales in our Company’s history. For the three months ended September 30, 2025, net sales increased by 61% to $5.0 million when compared with $3.1 million during the same period in 2024. For the nine months ended September 30, 2025, net sales increased by 104% to $11.4 million when compared with $5.6 million during the same period in 2024.
●	Margin expansion: We continued our focus to increase efficiency in our production process. For the three months ended September 30, 2025, gross margin expanded to 31.3%, an increase from 7.9% during the same period in 2024. For the nine months ended September 30, 2025, gross margin expanded to 26.8%, an increase from 10.5% during the same period in 2024.
●	Distribution growth: We expanded our distribution network and now partner with six (6) national distributors, including two (2) new relationships during the three months ended September 30, 2025.
●	Production milestones: Our U.S. production facilities achieved its highest monthly production volume in our Company’s history.
●	Research milestones: Our Terravis Energy subsidiary continues its prototype development efforts, including facility setup.

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

Business Developments

The following highlights recent material developments in our business in the three months ended September 30, 2025:

●	On July 16, 2025, Worksport announced that the AetherLux Pro heat pump with high-performance Zerofrost technology – a product of its subsidiary, Terravis Energy - had received the attention of multi-billion dollar corporations and U.S. government entities, with site visits and due diligence underway.
●	On July 16, 2025, Worksport announced it doubled its R&D footprint by beginning a new lease at a larger R&D facility in Ozark, Missouri for the development of upcoming product lines.
●	On August 5, 2025, Worksport announced its strongest 4-week production run since beginning domestic production.
●	On August 7, 2025, Worksport announced that it had doubled its Bitcoin holdings and invested in additional manufacturing machinery to double its production output.
●	On September 30, 2025, Worksport announced a 42% increase in national dealer partnerships over the preceding quarter.

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates. The accounting principles we utilized in preparing our unaudited condensed consolidated financial statements conform in all material respects to Generally Accepted Accounting Principles in the U.S., or U.S. GAAP.

On a regular basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including revenue recognition, inventory valuation, reviews for impairment of long-lived assets, and income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, Description of Business and Significant Accounting Policies included in Item 1, Financial Statements of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Net Sales

For the three months ended September 30, 2025, net sales were $5,013,872, as compared to $3,122,359 for the three months ended September 30, 2024. Year-over-year net sales increased by 61%. For the three months ended September 30, 2025, net sales generated in the U.S. was $4,985,887, as compared to $3,093,608 for the same period in 2024, an increase of 61%. For the three months ended September 30, 2025, net sales generated from other countries was $27,985, compared to $28,751 for the same period in 2024.

Net sales increased during the three months ended September 30, 2025 compared to the same period the prior year due to the successful launch of the AL4 product line alongside further branding and marketing efforts for all product lines, resulting in higher direct to consumer sales. Implementation of our distributor, wholesaler, and jobber sales strategy via the addition of multiple distributor partners with a network of over 550 locations across the U.S. has driven higher net sales from our business-to-business sales channels.

We distribute our hard tonneau covers and soft tonneau covers in the U.S. and Canada through an expanding network of wholesalers, private labels, distributors, and other online retailers, including eBay, Amazon, and our own e-commerce platform hosted on Shopify. Distribution via each aforementioned channel is expected to increase during 2026. We have pursued and will continue to pursue relationships with Original Equipment Manufacturers with the intention of distributing through them as well.

We currently work closely with six large U.S. distributors, one retail auto chain, and online retailers to grow our customer base. We added two of these U.S. distributors within the period, which will allow us to promote to dealers and sell to jobbers in strategic regions. Lastly, we partnered with a network of nationwide U.S. dealers capable of bringing our product to all U.S. continental states.

Cost of Sales

Cost of sales increased by 20%, from $2,875,186 for the three months ended September 30, 2024, to $3,445,088 for the three months ended September 30, 2025. Our cost of sales, as a percentage of sales, was 69% and 92% for the three months ended September 30, 2025 and 2024, respectively. The decrease in the cost of sales as a percentage of sales was primarily driven by improved production efficiencies resulting from the continued maturation of our manufacturing processes. As production volumes increased, we achieved greater economies of scale and more efficient overhead absorption, resulting in lower per-unit manufacturing costs. This improvement in operational throughput allowed fixed and semi-variable overhead costs to be allocated across a higher number of units, thereby reducing the cost of sales on a per-unit basis.

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

Operating Expenses

Operating expenses increased for the three months ended September 30, 2025 by $2,209,166, from $4,152,389 for the three months ended September 30, 2024 to $6,361,555, mainly due to the following factors:

●	Research and development expense decreased by $95,351, from $396,446 in 2024 to $301,095 in 2025. The decrease was related to developmental progress of our AL3 product line and release of our AL4 product line, both of which required less development efforts as resources were shifted to normal-course production.
●	General and administrative expense increased by $471,291, from $2,478,809 in 2024 to $2,950,100 in 2025. The increase was primarily attributable to increased insurance and facility support costs to sustain production efforts, alongside an increase in e-Commerce fees due to increased sales volume.
●	Sales and marketing expense increased by $1,700,957, from $661,238 in 2024 to $2,362,195 in 2025. The increase in sales and marketing was primarily attributable to marketing campaigns to support investor relations initiatives and drive traffic and engagement to our online marketplace for direct-to-consumer sales, including awareness campaigns for the newly released AL4 product line.
●	Professional fees expense, which includes accounting, legal, and consulting fees, increased by $126,928 from $621,728 in 2024 to $748,656 in 2025. The increase in professional fees was primarily driven by stock awards granted to external consultants to support strategic objectives.

Other Income and Expenses

We reported net other expenses for the three months ended September 30, 2025 of $135,908, compared to $229,701 for three months ended September 30, 2024. The decrease in net other expenses was attributed to a reduction in interest expense as a result of reduced reliance on our line of credit.

Net Loss

Net loss for the three months ended September 30, 2025 was $4,928,679, compared to a net loss of $4,134,917 for the three months ended September 30, 2024 – an increase of 19%. The increase in the net loss can be attributed to higher marketing expenses to support investor relationship initiatives and campaigns to expand sales volumes, including the development of future campaigns for which we expect to show return on investment via increased net sales in future periods.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Net Sales

For the nine months ended September 30, 2025, net sales were $11,358,835, as compared to $5,556,535 for the nine months ended September 30, 2024. Year-over-year net sales increased by 104%. For the nine months ended September 30, 2025, net sales generated in U.S. was $11,284,538, as compared to $5,475,975 for the same period in 2024, an increase of 106%. For the nine months ended September 30, 2025, revenue generated in other countries was $74,297, compared to $80,560 for the same period in 2024, a decrease of 8%.

Net sales increased during the nine months ended September 30, 2025 compared to the same period the prior year due to further branding and marketing efforts resulting in higher direct-to-consumer sales as well as implementation of our distributor, wholesaler, and jobber sales strategy leading to increases in our business-to-business sales channels. Also driving greater net sales was the release of the flagship AL4 product line.

We distribute our hard tonneau covers and soft tonneau covers in the U.S. and Canada through an expanding network of wholesalers, private labels, distributors, and other online retailers, including eBay, Amazon, and our own e-Commerce platform hosted on Shopify. Distribution via each aforementioned channel is expected to increase during 2026. We have pursued and will continue to pursue relationships with Original Equipment Manufacturers with the intention of distributing through them as well.

We currently work closely with six large U.S. distributors, one retail auto chain, and online retailers to grow our customer base. We added two of these U.S. distributors within the period, which will allow us to promote to dealers and sell to jobbers in strategic regions. Lastly, we partnered with a network of nationwide U.S. dealers capable of bringing our product to all U.S. continental states.

Cost of Sales

Cost of sales increased by 67%, from $4,975,277 for the nine months ended September 30, 2024, to $8,311,718 for the nine months ended September 30, 2025. Our cost of sales, as a percentage of sales, was 73% and 90% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the cost of sales as a percentage of sales was primarily driven by improved production efficiencies resulting from the continued maturation of our manufacturing processes. As production volumes increased, we achieved greater economies of scale and more efficient overhead absorption, resulting in lower per-unit manufacturing costs. This improvement in operational throughput allowed fixed and semi-variable overhead costs to be allocated across a higher number of units, thereby reducing the cost of sales on a per-unit basis.

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

Operating Expenses

Operating expenses increased for the nine months ended September 30, 2025 by $3,693,990, from $12,036,688 for the nine months ended September 30, 2024 to $15,730,678, mainly due to the following factors:

●	Research and development expense decreased by $836,382, from $1,811,911 in 2024 to $975,529 in 2025. The decrease was related to developmental progress of our AL3 product line and release of our AL4 product line, both of which required less development efforts as resources were shifted to normal-course production.
●	General and administrative expense increased by $1,725,741, from $6,684,048 in 2024 to $8,409,789 in 2025. The increase was primarily attributable to increased insurance and facility support costs to sustain production efforts, increased e-Commerce fees due to higher current period sales volume, and increased depreciable equipment used to support administrative and production efforts .
●	Sales and marketing expense increased by $3,330,492, from $1,206,807 in 2024 to $4,537,299 in 2025. The increase in sales and marketing was primarily attributable to marketing campaigns to support investor relations initiatives and drive traffic and engagement to our online marketplace for direct-to-consumer sales, including awareness campaigns for the newly released AL4 product line.
●	Professional fees expense, which includes accounting, legal, and consulting fees, decreased by $519,879 from $2,332,069 in 2024 to $1,812,190 in 2025. The decrease in professional fees was primarily driven by reduced reliance on external consultants as the Company progressed from the planning and setup phase of its manufacturing operations to active production and scaling efforts, inclusive of marketing, as well as a net reduction in non-cash expenditures relating to stock-based compensation for consultants.

Other Income and Expenses

We reported net other expenses for the nine months ended September 30, 2025 of $440,066, compared to $407,543 for the nine months ended September 30, 2024. The increase in net other expenses was attributed to a reduction in rental income as a result of the completion of the term of our sublease agreement.

Net Loss

Net loss for the nine months ended September 30, 2025 was $13,123,627, compared to a net loss of $11,862,973 for the nine months ended September 30, 2024 – an increase of 11%. The increase in the net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations alongside higher marketing expenses to support both ongoing sales volumes and develop future campaigns for which we expect to show return on investment via increased sales in future periods.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had $3,761,690 and $4,883,099, respectively in cash and cash equivalents. As of September 30, 2025, we had $3,291,250 of remaining available capacity on our revolving line of credit compared with $811,400 of remaining available capacity as of December 31, 2024. The decrease in cash and cash equivalents and increase in the remaining available capacity on our revolving line of credit was primarily a result of the use of cash flows from operations to reduce our indebtedness. We have historically generated only limited gross profit and have relied primarily upon capital generated from public and private offerings of our securities to fund continuing operations. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. During the three and nine months ended September 30, 2025, we had net losses of $4,928,679 and $13,123,627, respectively (three months ended September 30, 2024 - $4,134,917; nine months ended September 30, 2024 - $11,862,973). As of September 30, 2025, the Company had working capital of $6,311,857 (As of December 31, 2024 - $7,304,110) and had an accumulated deficit of $77,617,726 (as of December 31, 2024 - $64,476,966).

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

To date, our principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the nine months ended September 30, 2025, the Company received net proceeds of $13,358,414 from offerings. Through November 13, 2025, the Company received additional net proceeds of $2,623,212 from offerings. Management is focused on transitioning towards gross profit as our principal source of liquidity by growing our existing product offerings and customer base and realizing manufacturing efficiency improvements. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, we believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

We have raised significant funds during the nine months ended September 30, 2025 per the following public and private offerings:

Warrant Inducement

On February 27, 2025, we entered into a common stock warrant exercise inducement offer letter (the “Inducement Letter”) with a certain holder (the “Holder”) of existing warrants to purchase shares of our common stock at an exercise price of $5.198 per share, issued on May 29, 2024 (the “Existing Warrants”), pursuant to which the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 1,295,000 shares of the Company’s common stock at $5.198 per share, in consideration for the Company’s agreement to issue new warrants (the “Inducement Warrants”) having terms as described below, to purchase up to 1,424,500 shares of the Company’s common stock (the “Inducement Warrant Shares”). We received aggregate gross proceeds of $6,731,410 from the exercise of the Existing Warrants by the Holder and the sale of the Inducement Warrants, before deducting placement agent fees and other offering expenses of $346,570. We engaged Maxim Group LLC (“Maxim”) to act as our exclusive financial advisor in connection with the transactions summarized above and will pay Maxim a cash fee from the gross proceeds received from the exercise of the Existing Warrants. Each Inducement Warrant has an exercise price equal to $6.502 per share. The Inducement Warrants are exercisable at any time on or after the date that is six (6) months from the issuance date and will have a term of exercise of five and one half (5½) years following the date of issuance. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, subsequent rights offerings, pro rate distributions, reorganizations, a Fundamental Transaction (as defined in the Inducement Warrants) or similar events affecting our common stock and the exercise price.

ATM Shares

Pursuant to the ATM Agreement, with H.C. Wainwright & Co., LLC, as the sales agent, during the nine month period ended September 30, 2025, we sold and issued a total of 110,619 shares of common stock in consideration for net proceeds of $504,372 under the ATM Agreement.

Regulation A Offering

On June 13, 2025, Worksport completed the initial closing of its Regulation A offering whereby up to 3,100,000 units may be sold at an offering price of $3.25 per unit. Each unit consists of one share of 8% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and one warrant for the right to purchase one (1) share of common stock, $0.001 par value with an exercise price of $4.50 per share. The qualified Regulation A offering is expected to generate gross proceeds of $10,000,000, and the warrants have the potential to provide an additional $13,950,000 of additional proceeds if all are converted. Through September 30, 2025, the Company completed twenty-four tranches and received net proceeds of $6,927,922, including $458,720 of share subscriptions receivable. On October 1, 2025, the Company received the share subscriptions receivable of $458,720. Subsequent to September 30, the Company completed eight additional tranches and received net proceeds of $2,164,492.

Consolidated Statement of Cash Flows

Cash decreased from $4,883,099 at December 31, 2024, to $3,761,690 at September 30, 2025 – a decrease of $1,121,409 or 23%. The decrease was primarily due to repayments on debt obligations.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $11,190,182, compared to $7,959,212 in 2024, primarily driven by the shift to production and distribution of hard tonneau covers.

Accounts receivable increased at September 30, 2025 by $472,485 and increased at September 30, 2024 by $3,320. The increase in accounts receivable was due to further development of our business-to-business sales channel, specifically our Distributor and Jobber customer network and relationships.

Inventory increased at September 30, 2025 by $1,645,437, and increased at September 30, 2024 by $2,506,568, as a result of the maturation of the production process and shift in 2024 to hard tonneau cover production.

Prepaid expenses and deposits increased by $865,634 at September 30, 2025, and decreased by $1,240,649 at September 30, 2024, primarily attributable to payments for future strategic marketing, including planned public relations campaigns, and deposits for raw materials required to support planned production requirements.

Accounts payable and accrued liabilities increased at September 30, 2025 by $1,477,537 compared to an increase of $1,031,400 at September 30, 2024. The increase is primarily due to an increase in raw materials order volume.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $1,067,257 compared to net cash used in investing activities of $500,760 for the nine months ended September 30, 2024. The increase in investing activities was primarily attributable to a deposit for a new piece of manufacturing equipment. The new manufacturing equipment will increase our production capacity and support our sales forecast. We expect the production equipment to be delivered and installed in the first half of 2026. Terms of the commitment include consideration of $3 million payable 10% upon order placement, 20% due at time of shipment, 60% upon completion of installation, net 180 days, and 10% upon completion of installation, net 365 days. We also purchased cryptocurrency and completed website enhancements, both of which are classified as intangible assets on the unaudited condensed consolidated balance sheet.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $11,136,030 compared to net cash provided by financing activities of $6,951,879 for the nine months ended September 30, 2024. The increase in financing activities was primarily attributable to net proceeds from offerings offset by net payments on our line of credit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

●	On June 13, 2025, Worksport completed the initial closing of its Regulation A offering of up to 3,100,000 units, each consisting of one share of the Company’s 8% Series C Convertible Preferred Stock, and one warrant to purchase one share of the Company’s common stock. The Offering is being conducted pursuant to the Company’s Offering Statement on Form 1-A, as amended, which was qualified by the U.S. Securities and Exchange Commission on May 27, 2025. Through September 30, 2025, the Company issued an aggregate of 2,349,202 Units to investors that were placed by Digital Offering LLC, the Company’s placement agent, for aggregate gross proceeds of $7,634,957, including share subscriptions receivable of $499,850. After deducting Placement Agent commissions and offering-related expenses (issuance costs) of $707,035, the Company received net proceeds of $6,927,922. The issuance of the securities was made pursuant to the exemption from registration provided under Section 3(b)(2) of the Securities Act and Regulation A. Subsequent to September 30, 2025, the Company issued an aggregate of 725,386 Units to investors for aggregate gross proceeds of $2,357,454. After deducting issuance costs of $192,962, the Company received net proceeds of $2,164,492.

(b) Use of Proceeds

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans

During the nine months ended September 30, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

Subsequent Events

●	On October 6, 2025 the Company announced its subsidiary Terravis Energy was selected for the NREL Technical Assistance Program award to analyze its ZeroFrost cold-weather heat pump technology in Alaska
●	On October 15, 2025 the Company announced the successful completion of its Regulation A offering
●	On October 23, 2025 the Company announced its new HD3 Heavy-Duty tonneau cover officially entered production. The HD3 is a new hard-folding truck bed cover engineered for commercial and fleet applications, building on the success of the Company’s AL3 and AL4 series.
●	On October 30, 2025 the Company announced the official launch date for its flagship SOLIS Solar Tonneau Cover and COR Portable Energy Storage System, both available for order starting November 28, 2025.
●	From October 1, 2025 through November 13, 2025, certain Series C preferred shareholders converted 661,606 shares into the Company’s common stock.

Item 6. Exhibits

EXHIBIT No.	DESCRIPTION

3.1	Marketing Services Agreement between Worksport Ltd. and Octagon Media Corp., dated September 5, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2025).
31.1*	Section 302 Certification of Chief Executive Officer and President.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certifications of Chief Executive Officer and President.
32.2**	Section 906 Certifications of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: November 13, 2025	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer and President (Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Michael Johnston
Michael Johnston
Chief Financial Officer (Principal Financial and Accounting Officer)

