Form 10-K
period 2025-12-31
Worksport Ltd
filed 2026-03-26
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-40681

Worksport Ltd.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	35-2696895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 N America Dr, West Seneca, NY	14224
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (888) 554-8789

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	WKSP	The Nasdaq Stock Market LLC

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $15,619,138, based on a closing price of $2.83 per share of common stock on June 30, 2025, as reported by The Nasdaq Stock Market, LLC..

As of March 26, 2026, the Registrant had 11,885,519 shares of common stock, par value $0.001 per share, issued and outstanding.

In this Annual Report on Form 10-K (“Form 10-K”), unless otherwise stated or as the context otherwise requires, references in this document to “Worksport Ltd.,” “Worksport,” “us,” “we,” “our” or the “Company” refer to Worksport Ltd., a Nevada corporation and its subsidiaries, Worksport Ltd., an Ontario, Canada corporation, Worksport USA Operations Corporation, a Colorado corporation, Worksport New York Operations Corporation, a New York corporation, and Terravis Energy, Inc., a Colorado corporation. Our logo and other trademarks or service marks of the Company and its subsidiaries appearing in this Annual Report on Form 10-K are the property of Worksport Ltd. This Form 10-K also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this Form 10-K are the property of their respective holders.

Unless otherwise indicated, all share and per share amounts in this Form 10-K, including in the consolidated financial statements and notes, have been retroactively adjusted to reflect the 1:10 stock split of our common stock that was effected on March 18, 2025 for all periods presented.

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Form 10-K, in particular, Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the industry in which we operate, all of which were subject to various risks and uncertainties.

When used in this Form 10-K and other reports, statements, and information we have filed with the SEC, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and other factors.

This Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and particular markets, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, general publications, government data, and similar sources.

PART I

ITEM 1. BUSINESS

Overview

Worksport Ltd., through its subsidiaries, designs, develops, and manufactures innovative products for various markets including automotive accessories, consumer electronics, and both residential and commercial HVAC system markets. Worksport is able to monetize and protect its products through a large and growing intellectual property (“IP”) portfolio with patents, designs, and trademarks relating to, among other things, tonneau covers and components, solar integrated tonneau covers, portable power stations, NP (non-parasitic) hydrogen-based green energy systems, residential heating and cooling systems (heat pumps), and electric vehicle-charging stations. Worksport seeks to provide consumers with next-generation automotive accessories through the production of our innovative line of tonneau covers for light trucks while capitalizing on growing consumer interest in clean energy solutions and power grid independence through the launch of its forthcoming solar tonneau cover (Worksport SOLIS) and mobile battery generator system (Worksport COR). Worksport’s subsidiary, Terravis Energy, is poised to revolutionize the local and global markets for efficient home and commercial heat pumps through its groundbreaking Aetherlux Heat Pump.

Corporate History

The Company was incorporated in the State of Nevada on April 2, 2003 under the name Franchise Holdings International, Inc. In December 2014, the Company acquired Worksport Ltd., an Ontario corporation formed in 2011, which became a wholly owned subsidiary. In May 2020, the Company changed its name to Worksport Ltd.

On March 18, 2025, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock in order to regain compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). In connection with the reverse stock split, the authorized number of shares of common stock was proportionally reduced from 299,000,000 shares to 29,900,000 shares.

On April 17, 2025, the Company filed an amendment to its amended and restated articles of incorporation, effective May 19, 2025, increasing the total number of authorized shares of capital stock from 30,900,000 to 55,000,000, consisting of 45,000,000 shares of common stock and 10,000,000 shares of preferred stock

Recent Offerings

At-the-Market (“ATM”) Offering Program

During 2025, we raised capital through our at-the-market offering program and other registered offerings of our common stock, generating aggregate gross proceeds of approximately $521,835 and net proceeds of $504,372 after commissions and offering expenses. These financings were undertaken to support our operations, fund growth initiatives and strengthen our balance sheet. In November 2025, we entered into an amendment to our at-the-market offering agreement to permit the sale of up to $4.0 million of our common stock from time to time. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—At-The-Market Offering” for additional information regarding these transactions.

December 2025 Warrant Inducement

On December 11, 2025, the Company entered into a warrant exercise inducement agreement with the holder of certain existing warrants originally issued on March 20, 2024 and March 3, 2025. Pursuant to the agreement, the holder exercised warrants to purchase 2,194,526 shares of the Company’s common stock at a reduced exercise price of $2.90 per share, resulting in gross proceeds of approximately $6.4 million, before placement agent fees and other offering expenses. In consideration for the exercise, the Company issued new warrants to purchase up to 3,840,421 shares of common stock. The shares of common stock issuable upon exercise of the new warrants were registered for resale pursuant to the Company’s registration statement on Form S-3 (File No. 333-292823), filed with the SEC on January 20, 2026 and declared effective on January 28, 2026. The Company intends to use the net proceeds from the transaction for general corporate and working capital purposes. The Company engaged Maxim Group LLC as its exclusive financial advisor in connection with the transaction.

Regulation A Offering

Between June 2025 and October 2025, the Company conducted a Regulation A offering pursuant to which it sold units consisting of shares of Series C Preferred Stock and accompanying warrants, resulting in aggregate gross proceeds of approximately $10.0 million, before fees and expenses.

February 2025 Warrant Inducement

On February 27, 2025, the Company entered into a warrant exercise inducement agreement with the holder of certain existing warrants originally issued on May 29, 2024. Pursuant to the agreement, the holder exercised warrants to purchase 1,295,000 shares of the Company’s common stock at a reduced exercise price of $5.198 per share, resulting in gross proceeds of approximately $6.7 million, before placement agent fees and other offering expenses.

In consideration for such exercise, the Company issued new warrants to purchase up to 1,424,500 shares of its common stock at an exercise price of $6.502 per share, subject to adjustment. The new warrants become exercisable six months from the date of issuance and expire on the fifth anniversary of the date of issuance. The shares of common stock issuable upon exercise of the new warrants were registered for resale pursuant to the Company’s registration statement on Form S-1 (File No. 333-286255), filed with the SEC on March 28, 2025 and declared effective on April 3, 2025. The Company used the net proceeds from the transaction for working capital and general corporate purposes. The Company engaged Maxim Group LLC as its exclusive financial advisor in connection with the transaction.

Business Developments

The following highlights recent material developments in our business since the beginning of the fiscal year covered by this Form 10-K:

●	On December 11, 2025, we held our 2025 Annual Meeting of Shareholders. At the Annual Meeting, a total of 12,369,649 shares of common stock were represented in person or by proxy, constituting 73.8% of the total outstanding common shares and a quorum under our bylaws.

●	On December 11, 2025, we entered into a common stock warrant exercise inducement offer letter with a certain holder of existing warrants to purchase shares of our common stock, par value 0.001 per share, at a weighted average exercise price of $6.82, issued on March 20, 2024 and March 3, 2025, respectively. The holder agreed to exercise for cash its existing warrants to purchase an aggregate of 2,194,526 shares of common stock at a reduced exercise price of $2.90 per share, in consideration for our agreement to issue new warrants to purchase up to 3,840,421 shares of common stock. We received aggregate gross proceeds of approximately $6.4 million before deducting placement agent fees and other offering expenses paid by us.

●	On December 1, 2025, we announced the commercial launch of our SOLIS™ truck-mounted folding solar array and COR™ portable battery system, which together form a modular, vehicle-mounted clean-energy solution. The products are available for purchase through our direct-to-consumer platform.

●	On November 25, 2025, we announced that our HD3 heavy-duty hard-folding tonneau cover entered commercial sales through our business-to-business dealer network following the commencement of production in mid-October 2025.

●	On November 18, 2025, we announced the opening of a newly leased facility in Missouri to support the assembly, testing, and distribution of our SOLIS™ solar-integrated tonneau cover and COR™ energy products.

●	On November 10, 2025, we announced final pricing and initial vehicle compatibility for our SOLIS™ solar-integrated tonneau cover in advance of its commercial launch, with initial availability covering a range of popular pickup truck models and bed configurations.

●	On September 30, 2025, we announced a 42% increase in national dealer partnerships over the preceding quarter

●	On August 7, 2025, we announced that we had doubled our Bitcoin holdings and invested in additional manufacturing machinery to double its production output

●	On August 5, 2025, we announced our strongest 4-week production run since beginning domestic production.

●	On July 16, 2025, we announced we doubled our R&D footprint by beginning a new lease at a larger R&D facility in Ozark, Missouri for the development of upcoming product lines.

●	On July 16, 2025, we announced that the AetherLux Pro heat pump with high-performance Zerofrost technology – a product of its subsidiary, Terravis Energy - had received the attention of multi-billion dollar corporations and U.S. government entities, with site visits and due diligence underway.

●	On June 10, 2025, we announced the addition of a second national automotive distributor, expanding our partnered dealer network to over 550 locations across the U.S. —representing a nearly sixfold increase since the beginning of 2025.

●	On June 5, 2025, we confirmed a Fall 2025 commercial launch for our much-anticipated modular nano-grid system, known as SOLIS & COR. This announcement follows the successful completion of key engineering milestones and validation benchmarks across both systems.

●	On June 2, 2025, we announced that 80% of the AL4 product line—20 out of 25 planned models—had been successfully rolled out to market.

●	On May 28, 2025, we announced that we secured ISO 9001 Certification at our U.S. Factory, expected to pave new inroads towards substantial new OEM and global supply chain opportunities. This certification cycle officially commenced in April 2025 and remains valid through April 2028, contingent upon continued compliance.

●	On April 29, 2025, we announced our strategic partnership with Patriot Automotive Technologies to accelerate nationwide expansion through Patriot’s network of over 200 dealer locations.

●	On March 18, 2025, we effectuated a 1-for-10 reverse stock split of its common stock. Our common stock continues to trade on the Nasdaq under our existing trading symbol, “WKSP”, and a new CUSIP number, 98139Q308, was assigned as a result of the reverse stock split.

●	On February 27, 2025, we entered into a warrant inducement agreement (the “Inducement”) with the holder of existing warrants to purchase an aggregate 1,295,000 shares at a revised price of $5.20 in consideration for us to issue new warrants to purchase up to 1,424,500 additional shares of common stock at an exercise price of $6.502 each – resulting in gross proceeds of approximately $6,734,000.

●	On February 25, 2025, we announced that our dealer network has expanded by 30% in the first two months of 2025, and, following an ongoing production ramp-up driven by strong early feedback, initial models of its AL4 Premium Tonneau Cover were now officially available for purchase at www.worksport.com.

●	On February 13, 2025, we announced our strategic partnership with KULR Technology Group, Inc. (NASDAQ: KULR), focused on advancing battery technology and strengthening domestic manufacturing, including, without limitation, joint battery pack development, thermal runaway protection and AI-integrated battery management system software design.

●	On February 11, 2025, we announced two major breakthroughs in cold climate heat pump technology developed by its subsidiary, Terravis Energy. These breakthroughs eliminate the need of defrost cycles, a common heat pump drawback, and allow the heat pump (the AetherLux heat pump system) to operate in temperatures as low as -57°F, which is lower than the operating capabilities of commercially available heat pumps.

●	On January 28, 2025, we executed an agreement to appoint Coinbase as the official custodian for our cryptocurrency holdings.

Segments and Products

We conduct our business in two reportable business segments, which are the same as our operating segments: Soft Tonneau Covers and Hard Tonneau Covers. Additional information describing the comparative segment revenues, operating profits and related financial information for 2025 and 2024 are provided in Note 16 – Segment Reporting, of Part III Item 8, Financial Statements and Supplementary Data, of this Report.

We have developed and are commercializing a series of soft and hard folding tonneau covers and energy products designed for mobile and off-grid use cases.

Soft Tonneau Covers

Our soft tonneau cover offerings consist primarily of vinyl-wrapped tri-fold and quad-fold tonneau covers manufactured by third-party suppliers overseas in accordance with our specifications. Soft covers include powder-coated lightweight aluminum frames, rear cam latches, quick latch functionality, and UV-protected vinyl tri-layer materials intended to seal around the truck bed and protect cargo from moisture and debris.

Tri-fold soft covers are generally positioned as lower-cost options, while quad-fold covers provide additional functionality by allowing fuller truck bed access by folding upward toward the rear window. Certain quad-fold configurations are designed to provide full bed access while limiting obstruction of the rear window in typical configurations.

Hard Tonneau Covers

Our hard folding tonneau cover offerings include tri-fold and quad-fold aluminum covers manufactured and assembled in the United States. Our hard covers incorporate Quick Latch functionality intended to allow single-sided operation. Hard cover panels are formed aluminum and are coated using proprietary finishing processes intended to enhance durability. These covers are designed to provide a low-profile appearance and are engineered to align within the truck bed for fit and ease of installation. Certain hard cover offerings may be purchased with optional rail system configurations intended to expand utility and improve weather resistance and sealing.

We continue to expand our hard cover lineup to address consumer, commercial, and fleet requirements, and we expect to continue expanding applications and fitments across major truck makes, models, and bed configurations.

Our tonneau cover portfolio includes multiple soft and hard folding platforms developed over time, including soft folding products marketed under the SC platform and hard folding products marketed under the AL and HD platforms. These product families encompass a range of tri-fold and quad-fold configurations designed to address differing customer needs related to price point, durability, access to the truck bed, and intended use, including consumer, commercial, and fleet applications. We continue to expand applications and configurations across these platforms as part of our broader product development and commercialization strategy.

Up and Coming Products: Clean-Energy Products

We are expanding beyond traditional automotive accessories into clean-energy products designed to integrate power generation and energy storage into pickup truck platforms and other mobile environments.

SOLIS™ Solar-Integrated Tonneau Cover

SOLIS™ is a folding solar-integrated tonneau cover designed to combine cargo protection with on-vehicle renewable power generation. SOLIS™ is designed to generate power that may be used to charge compatible energy storage systems or support mobile and off-grid power applications. SOLIS™ is intended for use in a variety of settings, including outdoor recreation, worksite operations, emergency preparedness, and other mobile use cases. We may offer SOLIS™ as a standalone product and/or in combination with other compatible energy products.

COR™ Portable Energy System.

COR™ is a portable energy storage system designed to store and deliver electrical power for mobile, off-grid, and backup power applications. COR™ is designed for use as a standalone power source and is also designed to integrate with SOLIS™ for certain charging and power use cases. COR™ represents the Company’s initial entry into the portable energy storage market and is intended to support a range of applications, including vocational activities, emergency backup, disaster readiness, and recreational use. Our next-generation COR Pro unit is expected to allow for battery swapping without a drop in power output for 15 seconds at 2000W and can be used for various activities. It can be purchased separately or with the SOLIS tonneau cover and is Worksport’s first product in the energy storage market.

We have also developed and may offer related power management components, including charging and power regulation functionality, that may be offered as part of integrated solutions or as complementary components.

Terravis Energy™ – Aetherlux™ ZeroFrost™ Heat Pump Systems

Developed by Worksport’s subsidiary Terravis Energy (TVE), the AetherLux platform introduces the company’s breakthrough ZeroFrost™ heat pump technology. The AetherLux Pro model is designed as a Combined Cooling, Heating, and Power (CCHP) system that redefines energy efficiency in cold climates. By virtually eliminating frost buildup, it maintains high performance even in extreme temperatures, while providing superior efficiency in all temperatures. AetherLux systems are intended for use in residential, commercial, and industrial environments, offering scalable power management, integrated smart controls, and compatibility with renewable energy inputs - aligning with Worksport’s long-term vision of a clean, decentralized energy ecosystem.

Manufacturing

Our manufacturing updates reflect our commitment to quality and expansion. We outsource the production of our soft tonneau covers to a facility in Foshan, China, which we began to utilize for increased output in late 2023. We have also diversified our list of raw material suppliers and, in May 2022, acquired and set up a state-of-the-art partially automated production facility in West Seneca, New York for domestic manufacturing. In 2023, we initiated early production of our first hard folding tonneau cover (made in the USA with domestic and foreign parts), the Worksport AL3 Pro; it is now in active production for most major makes and models of light trucks in North America. In early 2025, we introduced the American-made AL4 hard cover to the market, which was followed by the HD3 cover in late 2025. These updates demonstrate our dedication to meeting the growing demand for our products.

We utilize a hybrid manufacturing and assembly model. Our soft tonneau covers and portable energy systems are manufactured by third-party suppliers overseas in accordance with our specifications, our hard folding tonneau covers are manufactured and assembled in the U.S., and our solar-integrated tonneau covers are assembled in the U.S. with components supplied from overseas.

We operate a manufacturing, storage, and distribution facility in West Seneca, New York and a facility in Ozark, Missouri that supports operations related to assembly, testing, and distribution activities. We continue to invest in tooling, fixtures, and process improvements intended to improve production efficiency, quality, and scalability across our product lines.

We also maintain a supplier network across multiple geographies for components used in both our tonneau covers and energy products. We believe this diversified supplier approach reduces reliance on any single supplier or region and helps mitigate geopolitical and supply chain risks.

Intellectual Property

We seek to protect our products and technologies through a combination of patents, trademarks, design registrations, and other intellectual property rights. Our intellectual property portfolio includes patents, designs, and trademarks covering aspects of tonneau cover designs, latching mechanisms, solar integration, portable energy systems, heat pump systems and components, and related technologies. We currently hold a broad collection of intellectual property rights relating to certain aspects of our parts and accessories and services. This includes patents, designs, trademarks, copyrights and trade secrets. Although we believe the ownership of such intellectual property rights is an important factor in our business and that our success does depend in part on such ownership, we rely primarily on the innovative skills, technical competence and marketing abilities of our personnel.

Patents

As of December 31, 2025, our patent portfolio includes approximately fourteen (14) issued utility patents in the U.S., approximately ten (10) issued utility patents outside of the U.S., and approximately fifty-six (56) pending utility patent applications in various jurisdictions worldwide. Our portfolio further includes approximately eleven (11) issued design patents in the U.S., approximately thirty-nine (39) design patents and registrations outside the U.S., and approximately twenty-six (26) pending design applications in various jurisdictions worldwide. We are also in the process of preparing and filing several other utility and design patent applications across various countries and jurisdictions.

Trademarks

As of December 31, 2025, the Company had approximately forty-three (43) trademark registrations and fifteen (15) pending trademark applications in various jurisdictions worldwide.

The Market

The markets in which we operate are competitive and include a number of established domestic and international manufacturers. In the automotive accessories market, competition includes large consolidated suppliers and smaller independent manufacturers. In portable power and clean-energy markets, competition includes a range of companies offering alternative energy generation and storage solutions. We compete primarily on product design, functionality, quality, pricing, manufacturing capabilities, intellectual property, customer support, and distribution reach.

Tonneau Cover Market

There are various forms of tonneau covers, each with their advantages and disadvantages, available for consumption through direct-to-consumer and retailer and dealer sales channels. These mainly include but are not limited to: solid one-piece caps and lids; retractable covers; soft folding & roll-up covers; and hard folding & standing covers. Solid one-piece covers and retractable covers tend to have limited functionality and tend to be priced higher when compared to other types of tonneau covers. Soft and hard folding/rolling tonneau covers, in contrast, tend to be priced more competitively and, as such, are a popular choice among tonneau cover consumers. Given these factors and our belief that we can develop less cumbersome, high functioning, and low cost soft and hard folding covers, we focus primarily on developing soft and hard folding covers.

While the product lifetime of a tonneau cover is shorter than that of a pickup truck, higher pickup truck sales provide greater market opportunity for the tonneau cover industry. As of the third quarter of 2024, there were roughly 61 million pickup trucks in operation within the U.S.1 We offer tonneau covers for each of the 5 most popular pickup truck makes/models sold in 2025,2 as well as the top 10 most accessorized pickup truck makes/models projected in 2022-2029.3 Within the U.S., the pickup truck market is expected to grow at a compound annual growth rate of 5.3% between 2025 and 2030.4

Electric pickup trucks are projected to gain a larger portion of the U.S. pickup truck market share each year through 2035;1 in fact, the electric pickup truck market is expected to grow at a compound annual growth rate of 29.86% between 2025 and 2029 within North America.5 However, a large headwind acting against this trend is that pickup trucks tend to be more popular in areas with less-developed charging infrastructure3 – a headwind that the SOLIS cover directly addresses and positions us favorably for possible partnerships and deals with electric pickup truck manufacturers.

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

1.	SEMA. Future Trends Report. 2024. Retrieved from www.sema.org
2.	Statista. Best-selling pickup trucks in the United States in 2025. 2026. Retrieved from https://www.statista.com/statistics/204473/best-selling-trucks-in-the-united-states-from-january-to-october-2011/
3.	SEMA. Pickup Accessorization Report. 2022. Retrieved from www.sema.org
4.	TechNavio. Pickup Truck Market in the US 2026-2030. 2026. Retrieved from https://www.researchandmarkets.com/report/united-states-pickup-truck-market?utm_source=GNE&utm_medium=PressRelease&utm_code=3xc3fr&utm_campaign=2003670+-+US+Pickup+Truck+Analysis+Report+2024%3a+Market+to+Grow+by+%2449.4+Billion+During+2023-2028%2c+Driven+by+Increasing+Product+Portfolio+and+Development+of+Electric+Pickup+Trucks&utm_exec=chdomspi
5.	Mordor Intelligence. North America Electric Truck Market Size & Share Analysis – Growth Trends & Forecasts up to 2029. 2026. Retrieved from https://www.mordorintelligence.com/industry-reports/north-america-electric-truck-market
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

The global Portable Power Station Market is large and growing with a compound annual growth rate of 5.3% between 2025 and 2035.1 The segments within the North American market that have the largest market share are power stations utilizing lithium-ion batteries and those used for off-grid power applications,1 which match the COR system’s battery type as well as intended usage. When paired with the SOLIS cover, the COR energy storage system will be a market outlier in that it can be charged safely while mobile whereas competing portable power stations are intended to be stationary during charging.

1.	Market Research Future. Portable Power Station Market Size, Share & Growth Analysis Report by Operation Type, By Technology Type, By Capacity Type, by Application And By Region - Trends & Industry Forecast to 2035. 2023. Retrieved from https://www.marketresearchfuture.com/reports/portable-power-station-market-10079

Distribution

We distribute our tonneau covers in U.S. and Canada through an expanding network of wholesalers, private labels, distributors, and dealers, and through online channels, including major online marketplaces and our direct-to-consumer e-commerce platform. We intend to continue expanding both business-to-business and direct-to-consumer channels. We also pursue relationships with original equipment manufacturers and fleet customers where appropriate. The specialty equipment aftermarket consists of three major types of customers, which include master warehouse distributors and big box stores, dealers and wholesalers, and retail end consumers. Master warehouse distributors and big box stores stock and distribute products to their customers, which are usually local dealers and wholesalers. Dealers and wholesalers are local stores which sell products to some businesses and retail consumers in their area and online. Dealers purchase most of their products from their local distributor who delivers to them regularly. Retail end consumers are the end users of the products.

Competition

Tonneau Cover Competitors

The Tonneau Cover market is dominated by RealTruck, but we compete with other brands as well, such as Truck Accessories Group, Agri-Cover, Truck Covers USA, and Paragon. We aim to gain market share by being independent, innovative, lean, and competitively priced. Our small sales and customer support teams focus on building strong relationships and enforcing MAP policies. Our SOLIS cover offers unique features and potential partnerships with electric truck manufacturers.

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

Portable Power Station Competitors

The Portable Power Station market is global and highly fragmented, with numerous competitors such as EcoFlow, Alpha ESS Co., Ltd., Anker Technology, and Bluetti. Our strategy is to focus on the COR Portable Power Station Product Line and offer modular batteries for consumers to customize their stored energy capacity and upgrade over time.

At Worksport, we differentiate ourselves from our competitors through innovation, quality, onshoring, and customer focus. We believe our unique selling propositions, such as the SOLIS solar tonneau cover and the COR portable power station, set us apart in the market by offering integrated solutions that address the growing demand for renewable energy and sustainable products. Unlike others, we have successfully leveraged cutting-edge technology to transform traditional pickup truck accessories into multifunctional tools that enhance the utility and efficiency of vehicles. Our commitment to sustainability is not just a business strategy, but a core value that resonates with environmentally conscious consumers. Moreover, our agile business model and strategic partnerships enable us to quickly adapt to industry trends and consumer needs, ensuring we stay ahead of the curve. In a market dominated by conventional products, Worksport stands out as a forward-thinking brand that delivers innovative, high-quality solutions designed to meet the evolving demands of modern consumers and the environment.

Supply of Components

Our soft and hard tonneau cover production requires various components such as plastics, rubber, foam, aluminum, and metal. We have a diverse supplier network in countries like the U.S., the People’s Republic of China (“China”), Vietnam, and Canada. We are actively reducing our reliance on countries with potential geopolitical risks.

Research and Development

We continually invest in research and development, acquiring new assets and developing unique tonneau cover designs and sustainable materials. Our design and engineering teams are based in the U.S. and Canada and work on product design, materials selection, manufacturing optimization, and the development of new product platforms across our tonneau cover and clean-energy offerings. We also engage third parties from time to time to support testing, validation, and development activities. Our recently announced partnership with KULR Group aims to develop technology that may be used in future generations of the COR. Our subsidiary, TerraVis Energy, Inc., is researching and developing green energy solutions, such as heat pump technologies, for homes and communities.

Through our subsidiary, TerraVis Energy (“TerraVis”), we are developing advanced heat pump technology intended for residential, commercial, and industrial heating and cooling applications. TerraVis’s AetherLux™ platform incorporates proprietary ZeroFrost™ design features intended to address performance challenges associated with conventional heat pumps in cold-climate environments. The AetherLux™ Pro concept is designed as a CCHP system and is intended to maintain operating efficiency across a wide range of temperatures by reducing or eliminating performance losses associated with frost buildup. AetherLux™ systems are being designed with scalability, integrated control functionality, and compatibility with renewable energy inputs in mind. TerraVis’s activities are currently focused on research, development, and evaluation, and these technologies have not yet been commercialized.

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

Regulations

Our energy storage products involve lithium-ion batteries and are subject to evolving domestic and international regulations related to the manufacture, labeling, transportation, storage, and disposal of lithium-ion battery products. We also operate in jurisdictions subject to various governmental programs, incentives, and regulatory regimes applicable to manufacturing operations and clean-energy related activities.

Environmental Matters

We are committed to high environmental standards and carry out our activities and operations in compliance with all relevant and applicable environmental regulations and best industry practices. Costs of environmental regulatory compliance are not expected to be significant.

Human Capital Resources

As of December 31, 2025, we employed one hundred and three (103) full-time employees and five (5) part-time employees in the U.S. and further employed thirteen (13) full-time employees and one (1) part-time employee in Canada. We intend to hire additional employees as operations grow – particularly within our West Seneca, NY manufacturing facility. We utilize temporary labor and, from time to time, engage independent contractors and consultants to support our operations.

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

Available Information

We file our annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We also make available, free of charge, on the Investor Relations section of its website, our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Our website address is www.worksport.com. Information contained on, or accessible through, our website is not incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this Form 10-K, including our consolidated financial statements and the related notes, before making an investment decision. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In that event, the trading price of our securities could decline, and investors could lose all or part of their investment.

The risks described below are not the only risks facing our Company. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also adversely affect our business, financial condition, results of operations or prospects

Risks Related to Our Business

We have expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm’s report on our audited financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have a history of operating losses, have never generated a profit, and have relied primarily on equity and debt financings to fund our operations. For the year ended December 31, 2025, we incurred a net loss of approximately $19.4 million, and accumulated deficit of approximately $83.9 million and cash and cash equivalents of approximately $5.9 million. We also had availability on our revolving line of credit of approximately $3.4 million.

Our ability to continue as a going concern depends on our ability to generate positive cash flows from operations and to obtain additional financing on acceptable terms, if at all. We expect to continue to incur operating losses as we scale our operations and invest in product development, manufacturing, and commercialization. There can be no assurance that we will achieve profitability or generate sufficient cash flows from operations in the future. If we are unable to obtain additional financing when needed, our liquidity, financial condition, and ability to continue operations could be materially and adversely affected.

Our business, results of operations and financial condition could be adversely affected by the effects of widespread public health events or outbreaks that are beyond our control.

A significant outbreak, epidemic or pandemic of contagious diseases in any geographic area in which we operate or plan to operate could result in a health crisis adversely affecting the economies and financial markets in which we operate as well as the overall demand for our products. In addition, any preventative or protective actions that governments implement or that we take in response to a health crisis, such as travel restrictions, quarantines, or site closures, may interfere with the ability of our employees, suppliers and customers to perform their responsibilities. Such events could have a materially adverse effect on our business. Any such public health events may also exacerbate other risks described in this “Risk Factors” section.

We will require additional capital to fund our operations, and such capital may not be available on acceptable terms, or at all.

We expect to require additional capital to fund working capital needs, capital expenditures, product development, manufacturing scale-up, sales and marketing activities, and ongoing operating losses. Our future capital requirements will depend on many factors, including the pace of commercialization of our products, customer demand, manufacturing costs, and operating expenses.

Additional financing may not be available when needed or on terms acceptable to us. Any future equity or equity-linked financing would dilute existing stockholders, and debt financing could impose restrictive covenants, require significant cash payments, or limit our operational flexibility. If we are unable to obtain sufficient capital to support our operations and growth strategy, our business, financial condition, and results of operations could be materially and adversely affected.

We have only sold tonneau covers, the market size of which is limited. Our long-term results depend upon our ability to successfully introduce and market new products, which may expose us to new and increased challenges and risks.

To date, we have only sold tonneau covers, the market size of which is limited. Our growth strategy depends, in part, on our ability to successfully introduce and market new products, such as our SOLIS cover and COR system, as well as developing new products. As we introduce new products or refine, improve or upgrade versions of existing products, we cannot predict the level of market acceptance or the amount of market share these products will achieve, if any. Our ability to compete also depends on our ability to anticipate and respond to evolving customer preferences, industry standards and technological developments, including developments affecting product design, functionality, manufacturing processes, battery and energy storage technologies, software-enabled features and automation. We cannot assure you that we will not experience material delays in the introduction of new products and services in the future. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product refinement, research and development, and sales and marketing, which may not provide a return on investment in the event we fail to bring potential products to market. In addition, if we are unable to adjust our manufacturing capabilities, supplier base, quality controls and operational processes in a timely and cost-effective manner to support evolving technologies or new product requirements, our costs could increase, our margins could decline, product launches could be delayed and our competitive position could be harmed. We will need additional capital for product development and refinement, and this capital may not be available on terms favorable to us, if at all, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. If we are unable to successfully introduce, integrate, and market new products and services, or to adapt to technological changes in our products or operations, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

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

The U.S. Central Bank has provided forward-looking guidance of relatively high interest rates plateauing for the near future.

We may need to invest in additional machinery, equipment and land if demand for our products is higher than anticipated or if we secure a supplier deal with a major original equipment manufacturer (OEM). With high interest rates, it will be less financially attractive to finance such purchases, which may lead to an otherwise higher burn rate. High interest rates increase the amount that we must pay related to our indebtedness. At the same time, it lowers the attractiveness of refinancing, despite the fact that our anticipated positive future cash flows would allow us to seek financing from a broader selection of lenders.

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

Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity, or an inability to effectively adopt and govern emerging technologies, including artificial intelligence, or a natural disaster.

There are growing risks related to the security, confidentiality and integrity of personal and corporate information stored and transmitted electronically due to increasingly diverse and sophisticated threats to networks, systems and data security. Potential attacks span a spectrum from attacks by criminal hackers, hacktivists, and nation state or state-sponsored actors, to employee malfeasance and human or technological error. The increasing availability and use of artificial intelligence technologies may further increase these risks by enabling more targeted phishing attempts, fraud, social engineering, malicious code development and other cyber intrusions, and our own or our third-party service providers’ use of artificial intelligence tools may create additional risks relating to data privacy, confidentiality, intellectual property, accuracy, bias, internal controls and regulatory compliance.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely (including our vendors, contractors and other third-party partners who process information on our behalf or have access to our systems), are vulnerable to damage from computer viruses, malware, ransomware, phishing attacks and other forms of social engineering, denial-of-service attacks, third party or employee theft or misuse and other negligent actions, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber-intrusions over the internet, security incidents, disruptions, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If we or our third-party service providers fail to adopt, implement, monitor or govern artificial intelligence technologies effectively and responsibly, or if such technologies produce inaccurate, misleading or unauthorized outputs or actions, our operations, decision-making, customer relationships, reputation or compliance efforts could be adversely affected. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims (including class claims) and liability, substantial remediation costs, regulatory enforcement, liability under data protection laws, additional reporting requirements and damage to our reputation, and the further development of our product lines could be delayed.

To mitigate risks associated with cybersecurity attacks, we have cybersecurity insurance coverage in the aggregate amount of $1,000,000 per annual policy period , which covers damages from a range of potential cybersecurity issues including but not limited to property damage, computer crime, privacy liability, privacy regulatory defense, cyber extortion, and post breach remediation.

We may not be able to accurately estimate the demand for our tonneau covers, which could result in inefficiencies in our production and hinder our ability to generate revenue.

If we fail to predict our manufacturing requirements accurately, we will incur the risk of having to pay for production capacities that we reserved but will not be able to use or that we will not be able to secure sufficient additional production capacities at reasonable costs in the event product demand exceeds expectations. A single contract with an OEM or key distributor can significantly increase demand for our products, requiring investments in expanded operational capacity including personnel, equipment and potential facilities.

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

We rely on one supplier for the production of our outsourced soft tonneau covers, which may hinder our ability to grow.

We purchase all of our soft tonneau covers from a supplier located in Foshan, China. We carry significant strategic inventories of these finished goods to reduce the risk associated with this concentration of suppliers. Strategic inventories are managed based on demand. While we are now manufacturing hard tonneau covers in the U.S., the loss of this supplier or a delay in shipments could have a material adverse effect on our soft tonneau cover sales and business.

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

Our success depends to a significant degree upon our ability to develop, maintain, and protect proprietary products and technologies. However, patents provide only limited protection of our intellectual property. The assertion of patent protection involves complex legal and factual determinations and is therefore uncertain and potentially expensive. We cannot provide assurance that patents will be granted with respect to our pending patent applications, that the scope of any patents we might obtain will be sufficiently broad to offer meaningful protection, or that we will develop additional proprietary products that are patentable. In fact, any patents which might issue from our patent applications pending with the U.S. Patent and Trademark Office could be successfully challenged, invalidated or circumvented. This could result in our pending patent rights failing to create an effective competitive barrier. Losing a significant patent or failing to get a patent issued from a pending patent application we consider significant could have a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.

Filing, prosecuting and defending patents covering our current and future product candidates and technology platforms in all countries worldwide would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection but where patent enforcement is not as strong as that in the U.S.. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents, and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights, generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights worldwide may be inadequate to obtain a significant commercial advantage from the intellectual property we develop or license.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

●	others may be able to develop technologies that are similar to our technology platforms but that are not covered by the claims of any patents, should they issue, that we own or license;

●	we or our licensors might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license;

●	we or our licensors might not have been the first to file patent applications covering certain aspects of our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our pending patent applications will not lead to issued patents;

●	issued patents that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

●	our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable; and

●	the patents of others may have an adverse effect on our business.

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

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our products or components, which could make it more difficult for us to operate our business. The automotive aftermarket has been characterized by significant litigation and other proceedings regarding patents, patent applications and other intellectual property rights. The situations in which we may become parties to such litigation or proceedings may include:

●	litigation or other proceedings we may initiate against third parties to enforce our patent rights or other intellectual property rights;

●	litigation or other proceedings we or our licensee(s) may initiate against third parties seeking to invalidate the patents held by such third parties or to obtain a judgment that our products do not infringe such third parties’ patents; and

●	litigation or other proceedings third parties may initiate against us to seek to enforce their patents and/or invalidate our patents.

If third parties initiate litigation claiming that our products infringe their patent or other intellectual property rights, we will need to defend against such proceedings.

The costs of resolving any patent litigation or other intellectual property proceeding, even if resolved in our favor, could be substantial. Many of our potential competitors will be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. In some instances, competitors may proceed with litigation or other proceedings pertaining to infringement of their intellectual property as a means to hinder or devaluate the target defendant company, with no intention of the matter being resolved in their favor. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other intellectual property proceedings may also consume significant management time and costs. Substantial additional costs may be evident in the event that litigation or other proceedings were initiated against us because we would have to seek legal defense or counsel in the state (U.S.) or province (Canada) where the litigation or legal proceedings were filed. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage, and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results.

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

The possibility of delivery delays, product defects and other production-side risks stemming from our use of outsourced manufacturers and suppliers cannot be eliminated. In particular, inadequate production capacity among outsourced manufacturers could result in us being unable to supply enough product amid periods of high product demand, the opportunity costs of which could be substantial. In addition, if our outsourced manufacturers or suppliers are unable or unwilling to adopt new production methods, automation, quality systems or other technological improvements necessary to support our current or future products on a timely and cost-effective basis, our manufacturing costs, product quality, launch timing and ability to compete could be adversely affected

We have competition for our market share which could harm our sales.

We participate in the automotive aftermarket equipment industry which is highly competitive for a relatively limited customer base. Companies that compete in this market include RealTruck, Truck Accessories Group, and Agri-Cover, Inc., among others. Many of our current competitors are significantly better funded and have longer operating histories than we do.

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

The existence of any defects, errors or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. While we had $5,000,000 in umbrella coverage on top of our $1,000,000 aggregate product liability coverage as of the date of this prospectus, we have no assurance that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available at economical prices, if at all. To that extent, product liability insurance is conditional and up for further investigation. A successful product liability claim could result in substantial costs for us. Even if we are fully insured as it relates to a claim, a claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and results of operations.

We may produce products of inferior quality or perceived inferior quality which would cause us to lose customers.

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

Geopolitical conditions, including but not limited to acts of war, terrorism, political and social instability, may negatively impact our business operations and financial performance. Our business activities could face interruptions due to such unpredictable geopolitical events. Notably, the recent escalation of military conflict by Russia in Ukraine in February 2022, the internal conflict within Sudan that erupted in April 2023 between the Rapid Support Forces and the Sudanese Armed Forces, and the conflict initiated by Hamas against Israel in October 2023, leading to a war in Gaza, have all contributed to a tense geopolitical climate. This tension has also encouraged Houthi attacks on commercial vessels in the Red Sea and hindered diplomatic efforts in the Middle East.  Moreover, ongoing conflicts in regions such as Ethiopia and Myanmar further underscore the global nature of these geopolitical risks.

In reaction to the invasion of Ukraine by Russia, the U.S. along with several other nations have enforced substantial sanctions and export controls on Russia and Belarus, as well as on certain individuals and enterprises linked to their political, commercial, and financial sectors. There is a possibility that additional sanctions, trade restrictions, and retaliatory measures may be adopted should these conflicts persist or escalate. The full ramifications of these and other global conflicts are challenging to predict but may lead to increased geopolitical tension, regional instability, shifts in geopolitical alliances, cyber threats, or interruptions in energy exports. These outcomes could have a considerable negative effect on international trade, currency exchange rates, regional economies, and the global economic landscape.

In addition to the above, conflicts involving Iran and instability in the Middle East have contributed to volatility in global financial markets, increases in energy prices and inflationary pressures. While we do not have operations, suppliers or customers in the affected regions, these developments could indirectly impact our business by increasing global energy and transportation costs and contributing to higher costs of materials and logistics across our global supply chain, including materials sourced from our suppliers in Asia, and may reduce consumer demand for our products, which are generally discretionary in nature. In addition, such conditions could result in adverse capital markets conditions, including reduced liquidity and increased volatility, which could impair our ability to access capital on acceptable terms, or at all. Any of these factors could adversely affect our business, financial condition and results of operations.

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), the loss of such assets would have a severe negative effect on our operations and liquidity.

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

Risks Associated with Outsourced Manufacturing and Foreign Sourcing

Evolving U.S. trade regulations and policies with China have in the past and may in the future have a material and adverse effect on our business, financial condition and results of operations.

Our soft tonneau covers and some raw materials are sourced from China. The U.S. government has recently imposed a variety of tariffs, duties and other trade measures on imports from China, and there is an increasing risk of further changes to tariffs or other trade restrictions. Any tariffs, duties, quotas, export controls, sanctions or other trade restrictions imposed on products that we or our suppliers import for sale or production in the U.S. would adversely and directly impact our cost of goods sold and could force us to seek alternative suppliers, which may not be as cost effective or readily available. In addition, changes in U.S. trade regulations and policies could have an adverse impact on trade relations between the U.S. and certain foreign countries, which could materially and adversely affect our relationships with our international suppliers and reduce the supply of goods available to us. Further, we cannot predict the extent to which the U.S. or foreign governments will implement new or modified trade regulations and policies, which creates uncertainties in planning our sourcing strategies and forecasting our margins. Although we are taking steps to mitigate these risks, including evaluating alternative sourcing and manufacturing strategies, the COR energy storage system is expected to be manufactured initially in China, we and our manufacturing partner are actively evaluating potential U.S. production options for future periods. However, transitioning to domestic production may involve significant costs, regulatory approvals and operational challenges, and there is no guarantee that it will be operational in the anticipated timeframe. If additional tariffs or other trade measures are implemented on our products, or other retaliatory trade measures are taken, our costs could increase, and we may be required to raise our prices, which could materially and adversely affect our results. In addition, extended trade tensions and regulatory uncertainties may disrupt our supply chain, delay production or negatively impact our ability to compete in the market.

There are risks associated with outsourced production in China, and their laws may have a material adverse effect on our financial stability.

We have historically purchased all our soft tonneau cover finished goods from one to two suppliers in China. Changes in Chinese laws and regulations, or their interpretation, or the imposition of confiscatory taxation or restrictions are matters over which we have no control. While the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization, there is no assurance that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

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

We are subject to foreign exchange risk as we manufacture our products in China, market extensively in both Canadian and U.S. markets, and employ people residing in both the U.S. and Canada. Meanwhile, we report results of operations in U.S. Dollars (USD). Since our Canadian customers pay in Canadian Dollars (CAD), we are subject to gains and losses due to fluctuations in the USD relative to the CAD. While having our soft tonneau covers manufactured in China, our manufacturers are paid in USD to better avoid the relatively greater fluctuation of the Chinese Yuan (RMB). Any large fluctuations in the exchange between the RMB and USD may cause product costs to increase, therefore affecting revenues and profits, potentially adversely.

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

At December 31, 2025, our authorized capital stock consisted of 45,000,000 shares of common stock and 10,000,000 shares of preferred stock. A substantial number of shares of our common stock remain available for issuance, including shares issuable upon the exercise of outstanding warrants.

Our Board of Directors has the authority to issue additional shares of common stock and, with respect to preferred stock, to establish the rights, preferences and privileges of one or more series of preferred stock without further stockholder approval, except where stockholder approval may be required by applicable law or the rules of Nasdaq or any other trading market on which our common stock may be listed.

The issuance of additional shares of common stock could dilute the ownership interests of existing stockholders. In addition, the issuance of preferred stock could adversely affect the voting power, dividend rights and other rights of holders of our common stock and could have the effect of discouraging, delaying or preventing a change in control of the Company.

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

Mr. Steven Rossi currently owns 100% of our outstanding Series A Preferred Stock which entitles him to 51% of the voting power of our outstanding voting equity. Subject to any fiduciary duties owed to our other stockholders under Nevada law, Mr Steven Rossi is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Mr. Steven Rossi may have interests that are different from yours. For example, Mr. Steven Rossi may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our stock. In addition, Mr. Steven Rossi could use his voting influence to maintain our existing management and directors in office, delay or prevent changes in control of our Company, or support or reject other management and Board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Any decision to declare or pay dividends in the future will be at the discretion of our Board of Directors and may also be subject to the rights and preferences of any outstanding preferred stock, including our Series C Preferred Stock. Accordingly, even if our Board of Directors were to determine to declare dividends in the future, holders of preferred stock may be entitled to receive dividends before any dividends may be declared or paid on our common stock. As a result, your only opportunity to achieve a return on your investment in our common stock may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock. See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

Risks Associated with Holding Cryptocurrency Reserves

Our Bitcoin acquisition strategy may expose us to various risks associated with bitcoin.

Bitcoin is a highly volatile asset.

Bitcoin is a highly volatile asset that has traded at widely fluctuating prices during recent periods. The trading price of bitcoin was significantly lower during prior periods, and such decline may occur again in the future. Significant declines in the price of bitcoin could materially and adversely affect the value of our bitcoin holdings and our financial condition.

Changes in our ownership of bitcoin could have accounting, regulatory and other impacts.

While we currently intend to own bitcoin directly, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, could change, which may have a material impact on our financial statements, liquidity, or regulatory obligations.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As bitcoin, XRP and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, regulators in the U.S. and internationally may interpret or apply existing laws and regulations in a manner that adversely affects the ownership, transfer, valuation, or use of digital assets The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin.

The acceptance of blockchain and digital assets as payment on our platform introduces significant risks, including, without limitation, regulatory uncertainty, market volatility, and operational challenges.

We accept digital assets as a form of payment from our customers. Digital assets are subject to evolving legal and regulatory frameworks in the U.S. and internationally. Any change in laws regulating or enforcement actions pertaining to digital assets may restrict the use of these assets, including bitcoin and XRP, expose us to penalties and increase compliance costs. Our ability to convert digital asset payments into fiat currency may be impaired during periods of market instability, while funds stored in digital assets lack protections offered by institutions such as the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. The integration of blockchain payment systems may expose us to risks of cyberattacks, fraud, or technical failures, potentially resulting in financial losses or reputational damage.

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

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats. We do, however, have cybersecurity insurance coverage in the aggregate amount of $1,000,000 per annual policy period, which covers damages from a range of potential cyber security issues including but not limited to property damage, computer crime, privacy liability, privacy regulatory defense, cyber extortion, and post breach remediation.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section.

ITEM 2. PROPERTIES

As of December 31, 2025, we had three facilities located throughout the U.S. and Canada. One of these facilities is owned and the remainder are leased. Our principal facilities are as follows:

Address	Type	Ownership	Size (sq ft)
2500 N America Dr., West Seneca, NY 14224, U.S. (1)	Corporate Headquarters, Warehouse, and Manufacturing	Owned; Collateral for line of credit	152,847
391 Steelcase Road, West, Unit 17, Markham L3R3V9, Canada (2)	Office, R&D Facility	Rented	1,992
967 W. Hwy NN, Suites C, D, E &F, Ozark, MO, U.S. (3)	Office, R&D Facility	Rented	12,500

(1)	For further information on this property, see Note 12 - Indebtedness of Part II Item 8, Financial Statements and Supplementary Data, of this Report.
(2)	Two-year lease, dated July 18, 2025, at a rate of $2,299 CAD per month with a termination date of July 17, 2027.
(3)	Three-year lease, dated May 1, 2025 - at a variable rate beginning at $9,659 USD per month with a termination date of April 30, 2028.

We believe our facilities are suitable and adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations, and proceedings. We are not presently a party to any material pending or threatened legal proceedings, nor do we have any knowledge of any such pending claim.

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

Holders of Common Stock

On March 26, 2026, there were 11,885,519 holders of record of our common stock.

Stock Transfer Agent

Our transfer agent is Odyssey Transfer and Trust Company., located at 2155 Woodlane Drive, Suite 100, Woodbury, MN 55125. Their telephone number is (612) 453-4531.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board after considering our financial condition, results of operations, capital requirements, business prospects and other factors our Board deems relevant, and subject to the restrictions contained in any future financing instruments, and the rights and preferences of any outstanding preferred stock, including our Series C Preferred Stock.

At-The-Market Offering

On September 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-267696), which was declared effective by the SEC on October 13, 2022. The registration statement included (i) a base prospectus covering the offering, issuance and sale of up to $30,000,000 of our common stock, preferred stock, warrants, rights and units, and (ii) a prospectus supplement relating to the offer and sale of up to $13,000,000 of our common stock pursuant to an At The Market Offering Agreement, dated September 30, 2022 (the “Sales Agreement”), with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent. Under the Sales Agreement, Wainwright is entitled to a commission equal to 3.0% of the gross sales price of shares sold.

From January 1, 2025 through October 13, 2025 (the expiration of the registration statement), we sold an aggregate of 110,619 shares of our common stock pursuant to the Sales Agreement (the “ATM Shares”), for aggregate gross proceeds of $521,835 and net proceeds of $504,372, after deducting commissions and other related transaction costs of $17,463.

On November 14, 2025, we entered into an amendment to the Sales Agreement with Wainwright (the “Amendment”), pursuant to which we may offer and sell shares of our common stock having aggregate sales proceeds of up to $4,000,000 from time to time through Wainwright, acting as sales agent. The sales are made pursuant to a prospectus supplement and the accompanying base prospectus included in a registration statement on Form S-3 (File No. 333-291582), filed with the SEC on November 14, 2025, and declared effective on December 12, 2025.

Unregistered Sales of Equity Securities

December 2025 Warrant Inducement

On December 11, 2025, the Company entered into a warrant exercise inducement agreement with the holder of certain outstanding warrants originally issued on March 20, 2024 and March 3, 2025. Pursuant to the agreement, the holder exercised warrants to purchase an aggregate of 2,194,526 shares of the Company’s common stock at a reduced exercise price of $2.90 per share, resulting in gross proceeds of approximately $6.4 million to the Company before placement agent fees and other offering expenses.

In consideration for the exercise of the existing warrants, the Company issued new warrants to purchase up to 3,840,421 shares of common stock (the “Inducement Warrants”). The Inducement Warrants were issued in a private placement to the holder of the existing warrants and were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

The Inducement Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. The holder represented that it was an accredited investor and that the Inducement Warrants were acquired for investment purposes and not with a view to distribution in violation of the Securities Act.

The shares of common stock issuable upon exercise of the Inducement Warrants were subsequently registered for resale pursuant to the Company’s registration statement on Form S-3 (File No. 333-292823), filed January 20, 2025 and declared effective January 28, 2026.

February 2025 Warrant Inducement

On February 27, 2025, the Company entered into a warrant exercise inducement agreement with the holder of certain existing warrants originally issued on May 29, 2024. Pursuant to the agreement, the holder exercised warrants to purchase 1,295,000 shares of the Company’s common stock at a reduced exercise price of $5.198 per share, resulting in gross proceeds of approximately $6.7 million, before placement agent fees and other offering expenses.

In consideration for such exercise, the Company issued new warrants to purchase up to 1,424,500 shares of its common stock at an exercise price of $6.502 per share, subject to adjustment. The new warrants become exercisable six months from the date of issuance and expire on the fifth anniversary of the date of issuance. The shares of common stock issuable upon exercise of the new warrants were registered for resale pursuant to the Company’s registration statement on Form S-1 (File No. 333-286255), filed with the SEC on March 28, 2025 and declared effective on April 3, 2025. The Company used the net proceeds from the transaction for working capital and general corporate purposes. The Company engaged Maxim Group LLC as its exclusive financial advisor in connection with the transaction.

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

ITEM 6. [RESERVED]

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

Tariffs and Supply Chain Impact

Our hybrid manufacturing model, which includes sourcing certain products and components from overseas—particularly from China—exposes us to risks associated with tariffs and evolving global trade policies. Tariffs on imported raw materials, components, and finished goods have increased our input costs and may continue to do so in the future. During fiscal 2025, increases in certain material and component costs attributable, in part, to tariffs contributed to higher cost of goods sold; however, these increases were offset by higher production volumes, improved overhead absorption, and operational efficiencies, resulting in an overall improvement in gross margins compared to the prior fiscal year. These impacts are both direct, through duties applied to imported products and components, and indirect, as suppliers and logistics providers may pass through increased costs associated with tariff regimes and related trade restrictions.

While we have taken steps to mitigate these risks through supplier diversification, a portion of our supply chain remains dependent on foreign sources. As a result, tariffs and other trade measures may continue to increase our cost of goods sold and may impact product pricing and margins to the extent not offset by operational efficiencies or pricing actions. In addition, changes in U.S. trade policy or further escalation of tariffs could disrupt supply availability or increase lead times, which may adversely affect our operations and results of operations.

Geopolitical and Macroeconomic Conditions

Recent geopolitical developments, including conflicts in the Middle East involving Iran, have contributed to volatility in global financial markets, higher energy prices and inflationary pressures. While we do not have direct exposure to the affected regions through our suppliers, customers or operations, these conditions may adversely affect our business. In particular, increases in global energy and transportation costs may increase our cost of goods sold, and inflationary pressures may increase the cost of materials sourced from our suppliers, including suppliers in Asia. In addition, such conditions may adversely affect consumer discretionary spending, which could reduce demand for our products. Volatility in the capital markets may also affect our ability to raise capital on favorable terms. The extent and duration of these conditions remain uncertain and could adversely affect our business, financial condition and results of operations.

Climate Change

Climate change threatens to cause many foreseeable as well as unforeseeable ramifications. In cautious preparation for those that are foreseeable, we strategically began domestic manufacturing operations in Western New York – an economically growing region not immediately threatened by climate change to the same extent as other regions and possibly one that may benefit from future population migrations within the U.S. Further, we intend to lower our own carbon footprint by investing in energy-saving measures in our factory in West Seneca, NY. Considering climate change may also exacerbate geopolitical tensions, we are working to diversify our supply chain and lower our reliance on any particular region or country for raw materials in order to lower our exposure to climate change-induced economic or political instability.

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

Additionally, as central banks and the U.S. Federal Reserve increase interest rates to combat global inflation, the cost of debt financing increases. The U.S. Federal Reserve has begun to decrease interest rates in 2024, but they may persist at an elevated level for the foreseeable future. Our indebtedness arrangements both have floating interest rates, meaning we are susceptible to variable monthly mortgage and debt interest costs as a result of changes in interest rates.

High interest rates have also resulted in a shift in institutional holdings away from micro-cap equities, which has negatively influenced our stock’s trading volume. We continue to forge relationships with institutional investors and analysts in order to maintain a healthy trading volume.

Gasoline Prices and Supply Chain Issues

We faced significantly higher ocean freight, trucking, and container handling costs as well as last mile delivery costs in recent years – all of which have increased our products’ landed costs. Higher oil and gasoline prices further increased these costs, and while such prices have come down from their 2022 highs, we continue to closely monitor gasoline and shipping costs. While the Freight Rate Index has significantly increased during certain periods due to geopolitical tensions and disruptions affecting global shipping routes, the shipping routes used by Worksport have not faced dramatic price hikes. Regardless, Worksport is closely monitoring international shipping costs.

Our transition towards domestic manufacturing and assembly is anticipated to largely offset these higher costs, as we believe we will be less exposed to higher international shipping costs. We are also identifying North American suppliers of our products’ components and will prioritize transport by rail when possible to avoid high trucking costs.

Foreign Currencies

We are subject to foreign exchange risk as we manufacture certain products and components in China, market extensively in both U.S. and Canadian markets, employ people residing in both the U.S. and Canada and, to date, have raised funds in both U.S. Dollars (USD) and Canadian Dollars (CAD). Meanwhile, we report results of operations in USD. Since our Canadian customers pay in CAD, we are subject to gains and losses due to fluctuations in the USD relative to CAD. Our manufacturers in China are paid in USD to better avoid the relatively greater fluctuation of the Chinese Yuan. To the extent the USD strengthens against any of these foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our operations.

Critical Accounting Policies

Our discussion and analysis of consolidated results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. of America. The preparation of these consolidated financial statements requires us to make estimates assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by our application of accounting principles, which are discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies of Part II, Item 8, Financial Statements and Supplementary Data, of this report. We believe the accounting policies discussed below are the most critical in understanding and evaluating our financial results. These critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.

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

Inventory Valuation – At December 31, 2025, we had inventories of $9,530,671, or 57% of our current assets. Inventories are stated at the lower of cost or net realizable value with cost determined on a weighted average basis. We record valuation reserves to provide for slow-moving or obsolete inventory by principally using a formula-based method that increases the valuation reserve as the inventory ages. We also take specific circumstances into consideration. We consider overall inventory levels in relation to forecasted demand. Changes in these and other factors, such as low demand or technological obsolescence, could cause us to establish or increase our inventory reserves, which would negatively impact our gross margin.

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

Reverse Common Stock Split

On March 18, 2025, we effected the Reverse Stock Split at the ratio of 1:10, which immediately proportionally reduced the authorized number of shares of common stock from 299,000,000 to 29,900,000. Pursuant to the laws of the State of Nevada, shareholder approval was not required in order to effect the split as the Board has the authority to effect a reverse stock split without shareholder approval if the number of authorized shares of common stock is proportionally reduced as a result. No fractional shares were issued as a result of the Reverse Stock Split. Each fractional share was automatically rounded up to the next whole share.

The Reverse Stock Split was undertaken in order for us to regain compliance with the minimum bid requirement under Nasdaq Listing Rule 5550(a)(2).

Amendment to Articles of Incorporation

On April 17, 2025, our Board of Directors and majority stockholder approved an amendment to our articles of incorporation to increase the total number of authorized shares of capital stock from 30,900,000 to 55,000,000, consisting of an increase in the authorized number of shares of common stock from 29,900,000 to 45,000,000 and an increase in the authorized number of shares of preferred stock from 1,000,000 to 10,000,000. The amendment was filed with the State of Nevada and became effective on May 19, 2025. The increase in authorized capital provides the Company with additional flexibility to issue equity securities in connection with capital-raising transactions, strategic initiatives, or other corporate purposes.

Consolidated Results of Operations

The following is a discussion of our results of operations for the fiscal year ended December 31, 2025 compared to the fiscal year ended December 31, 2024.

	Years ended December 31,		Favorable (Unfavorable) 2025 vs. 2024
	2025	2024	Amount	%
Net sales	$16,101,738	$8,484,379	$7,617,359	89.8%
Cost of sales	11,626,831	7,578,729	(4,048,102)	(53.4)%
Gross profit	4,474,907	905,650	3,569,257	394.1%
Research and development	1,538,923	2,289,940	751,017	32.8%
General and administrative	14,806,326	11,709,925	(3,096,401)	(26.4)%
Sales and marketing	6,947,671	2,386,504	(4,561,167)	(191.1)%
Other operating income, net	(4,587)	(14,885)	(10,298)	(69.2)%
Loss from operations	(18,813,426)	(15,465,834)	(3,347,592)	(21.6)%
Interest expense	(592,755)	(726,095)	133,340	18.4%
Other (expense) income	53,884	28,140	25,744	91.5%
Net loss	$(19,352,297)	$(16,163,789)	$(3,188,508)	(19.7)%
Per share data
Basic and diluted earnings per share	$(3.16)	$(5.84)	$2.68	46.0%

	Years ended December 31,		Favorable (Unfavorable)
Percent of net sales	2025	2024	Percentage points
Cost of sales	72%	89%	17%
Gross profit	28%	11%	17%
Research and development expense	10%	27%	17%
General and administrative expense	92%	138%	46%
Sales and marketing expense	43%	28%	(15)%

Net sales

For the year ended December 31, 2025, net sales generated in the U.S. was $16,010,083, compared to $8,397,570 for the same period in 2024, an increase of 91%. For the year ended December 31, 2025, net sales generated in Canada was $90,955, compared to $67,519 for the same period in 2024, an increase of 35%. For the year ended December 31, 2025, net sales generated outside the U.S. and Canada was $700, compared to $19,290 for the same period in 2024.

Net sales increased the year ended December 31, 2025, compared to the same period the prior year due to increased sales of tonneau covers to end users via the Company’s online marketplace and various dealers and distributors. The Company increased its product offerings in 2025 to also include the AL4 and HD3 covers to end customers. The Company continues to focus on establishing new and strengthening existing business-to-consumer and business-to-business channels while also strengthening customer support to increase customer satisfaction and enable high product turnover. Worksport has successfully bolstered its business-to-consumer sales channels in 2025, and it is now focusing on increasing cost efficiencies in these sales channel as well as expanding its presence in additional business-to-business sales channel territories. For the business-to-consumer channel, we are focused on lowering our customer acquisition cost with additional focus on brand awareness and shift away from reliance on conversion marketing to increase brand awareness. For the business-to-business channel, we have assembled a strong team of both internal and external sales representatives, and we are actively presenting our product offerings to various dealers, wholesalers, and retailers across the U.S. and Canada. We intend to continue gradually increasing output capacity through refined production processes and increased personnel.

Net sales from online retailers of our products increased from $4,930,822 in 2024 to $11,933,269 in 2025, an increase of 142%. Online retailers accounted for 74% of total net sales for the fiscal year ended December 31, 2025 compared to 58% for the fiscal year ended December 31, 2024. Distributor sales increased 884% for the fiscal year ended December 31, 2025 compared with the fiscal year ended December 31, 2024 with net sales of $4,168,469 and $423,627, respectively. There were no private label sales in 2025. Private label sales accounted for 37% or $3,129,930 of net sales for the fiscal year ended December 31, 2024. We expect to continue to grow our fields of business as we develop unique products with enhanced utility to offer to other prospective clients in the U.S. and Canadian markets.

We distribute our products in the U.S. and Canada through an expanding network of wholesalers, distributors, and dealers, and through online channels, including major online marketplaces and our direct-to-consumer e-commerce platform. We intend to continue expanding both business-to-business and direct-to-consumer channels with product offerings unique to each of these channels. We also continue to pursue relationships with original equipment manufacturers and fleet customers where appropriate.

We currently work closely with a large U.S. and a large Canadian distributor as well as online retailers to grow our customer base. We are progressing well in conversations with three other major distributors with strong market presences, which will allow us to promote to dealers and sell to jobbers in strategic regions. Lastly, we are in closing discussions with a network of nationwide U.S. dealers capable of bringing our product to all U.S. continental states.

Cost of Sales

The decrease in the cost of sales as a percentage of sales was primarily due to two factors: (1) increase production volume to support sales growth, including introduction of new product lines during 2025, and (2) overhead allocation efficiencies associated with higher production volume. These improvements offset increases in certain material, components, and landed costs, including the impact of tariffs on imported products and components sourced from overseas. While tariffs contributed to higher input costs during the fiscal year, the overall effect of increased scale and production efficiencies resulted in an improvement in our gross margin. We continue to employ a discounting strategy as part of a broader initiative to enhance market presence and build brand awareness. We anticipate this will well position us for sustained customer engagement in future periods, during which discounting may not be necessary to the same extent. As production volume grows and our manufacturing process becomes more efficient, we expect to allocate fixed costs included in overhead absorption against a larger production volume base. This scaling will be facilitated by reallocating more of our existing human capital and machinery resources toward production.

We provide our distributors and online retailers an “all-in” wholesale price. This includes import duty charges, including tariffs, taxes, and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous U.S. or from the U.S. to Canada. Volume discounts are offered to certain high-volume customers, and we also offer a “dock price” or “pickup program” in which clients are able to pick up inventory directly from our stocking warehouse.

Operating Expenses

Operating expenses increased for the fiscal year ended December 31, 2025 by $6,916,849, from $16,371,484 for the fiscal year ended December 31, 2024 to $23,288,333 for the fiscal year ended December 31, 2025, due to the following factors.

●	Research and development expense: The $751,017 (33%) decrease relates to our transition from development of certain hard covers in 2024 (e.g., HD3, AL4, certain energy products) to production in 2025. We continued our development initiatives with our energy products and other tonneau covers in 2025 with the anticipation of production of 2026.

●	General and administrative expense: The $3,096,401 (26%) increase was related to increased employment as we expand our operations and further develop our products. We also incurred expenses related to ongoing investment relations initiatives to further our brand recognition to investors during the period.

●

Sales and marketing expense: The $4,561,167 (191%) increase in sales and marketing is primarily attributable to the Company’s online optimization efforts, online marking campaigns and other traditional branding initiatives to create brand and product awareness.

Other Income ((Expense)

The $159,084 (23%) decrease in other expenses can be attributed to decreased interest expense based on our components of indebtedness in 2025. In 2024, we converted from a traditional mortgage to a line of credit which is secured by our production facility.

Liquidity and Capital Resources

As of December 31, 2025, we had $5,945,894 in cash and cash equivalents and $3,448,016 of remaining available capacity on our revolving line of credit. We have historically generated only limited gross profit and have relied primarily upon capital generated from public and private offerings of our securities to fund continuing operations. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. During the fiscal year ended December 31, 2025, we had net losses of $19,352,297 (2024 - $16,163,789). As of December 31, 2025, the Company had working capital of $10,061,578 (2024 – $7,304,110) and had an accumulated deficit of $83,873,790 (2024 - $64,476,966).

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

To date, our principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the fiscal year ended December 31, 2025, the Company received net proceeds of approximately $21.8 million from offerings. Management is focused on transitioning towards gross profit as our principal source of liquidity by growing our existing product offerings and customer base and realizing manufacturing efficiency improvements. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, we believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

We have raised significant funds during the 2025 fiscal year by utilizing the following public and private offerings:

At-the-Market Offering Program

During the fiscal year ended December 31, 2025, the Company sold 110,619 shares of its common stock under its at-the-market offering program pursuant to the At-the-Market Offering Agreement, dated September 30, 2022 (the “Sales Agreement”), as amended on November 14, 2025, with H.C. Wainwright & Co., LLC acting as sales agent. These sales resulted in gross proceeds of approximately $521,835 and net proceeds of approximately $504,372, after commissions and offering expenses. Under the Sales Agreement, the Company pays Wainwright a commission of 3.0% of the gross sales price of the shares sold through the at-the-market offering program.

December 2025 Warrant Inducement

On December 11, 2025, the Company entered into a warrant exercise inducement agreement with the holder of certain existing warrants originally issued on March 20, 2024 and March 3, 2025. Pursuant to the agreement, the holder exercised warrants to purchase 2,194,526 shares of the Company’s common stock at a reduced exercise price of $2.90 per share, resulting in gross proceeds of approximately $6.4 million, before placement agent fees and other offering expenses. In consideration for the exercise, the Company issued new warrants to purchase up to 3,840,421 shares of common stock. The shares of common stock issuable upon exercise of the new warrants were registered for resale pursuant to the Company’s registration statement on Form S-3 (File No. 333-292823), filed January 20, 2025 and declared effective January 28, 2025. The Company intends to use the net proceeds from the transaction for general corporate and working capital purposes. The Company engaged Maxim Group LLC as its exclusive financial advisor in connection with the transaction.

Regulation A Offering

Between June 2025 and October 2025, we conducted a Regulation A offering pursuant to which we sold units consisting of shares of Series C Preferred Stock and accompanying warrants, generating aggregate gross proceeds of approximately $10.0 million before fees and expenses.

February 2025 Warrant Inducement

On February 27, 2025, the Company entered into a warrant exercise inducement agreement with the holder of certain existing warrants originally issued on May 29, 2024. Pursuant to the agreement, the holder exercised warrants to purchase 1,295,000 shares of the Company’s common stock at a reduced exercise price of $5.198 per share, resulting in gross proceeds of approximately $6.7 million, before placement agent fees and other offering expenses.

In consideration for such exercise, the Company issued new warrants to purchase up to 1,424,500 shares of its common stock at an exercise price of $6.502 per share, subject to adjustment. The new warrants become exercisable six months from the date of issuance and expire on the fifth anniversary of the date of issuance. The shares of common stock issuable upon exercise of the new warrants were registered for resale pursuant to the Company’s registration statement on Form S-1 (File No. 333-286255), filed with the SEC on March 28, 2025 and declared effective on April 3, 2025. The Company used the net proceeds from the transaction for working capital and general corporate purposes. The Company engaged Maxim Group LLC as its exclusive financial advisor in connection with the transaction.

Consolidated Statement of Cash Flows

Cash increased from $4,883,099 at December 31, 2024 to $5,945,894 at December 31, 2025 – an increase of $1,062,795 or 22%. The increase was primarily due to financing activities conducted during the fiscal year to support growth of ongoing operations.

Operating Activities

Net cash used in operating activities for the fiscal year ended December 31, 2025 was $17,314,390, compared to $10,138,798 in the prior year, driven by a shift to production and distribution of hard tonneau covers.

Accounts receivable increased at December 31, 2025 by $461,382 and decreased by $387,561 in the prior year. The increase in accounts receivable when compared with 2024 was due to volume shifts from private label sales in 2023 to direct to consumer sales in 2024. The shift from private label sales to other business to business channel customers resulted in an increase in accounts receivable in 2025 based on longer payment terms when compared with direct sales to consumers.

Inventory increased at December 31, 2025 by $4,340,617 and increased at December 31, 2024 by $1,558,562 due to a shift in production requirements from soft tonneau covers to hard tonneau covers. Prepaid expenses and deposits increased by $338,669 at December 31, 2025 and decreased by $1,305,057 at December 31, 2024 due to deposits by us for the purchase of production equipment and inventory.

Accounts payable and accrued liabilities increased at December 31, 2025 by $2,179,473 and increased at December 31, 2024 by $1,167,834, respectively. These fluctuations were driven primarily by the transition to production activities in 2024 and increased raw materials inventory purchases to support production in 2025.

Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2025 was $1,119,503 compared to $528,235 in the prior year. The increase in investing activities was primarily due to higher capital expenditures on various production equipment in 2025.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2025 was $19,456,688 compared to $12,184,354 in the prior year. During the fiscal year ended December 31, 2025 the Company received net proceeds of $21,823,476 from the sale of shares and pre-funded warrants. During the fiscal year ended December 31, 2024, the Company received net proceeds of $12,482,549 from the sale of shares and pre-funded warrants.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2025 and 2024:

Contractual Obligations	December 31, 2025	December 31, 2024
Operating lease obligations	$318,520	$615,007
Equipment purchases	$2,700,000	$-
Total Contractual Obligations	$3,018,520	$615,007

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Worksport Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Worksport Ltd. and Subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

Inventory

Description of the Matter

As of December 31, 2025, the Company’s inventory balance was approximately $9.5 million. As reported in Note 3, inventory has increased over the past year as the Company has shifted to full scale production in its West Seneca manufacturing facility. The Company evaluates its inventory for obsolescence on an ongoing basis by considering historical usage as well as requirements for future orders.

Given the inherent uncertainty and significant judgments necessary to value inventory and its related obsolescence, auditing management’s estimates involved a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

Our auditing procedures related to inventory valuation included the following, among others:

●	We evaluated the appropriateness and consistency of management’s methods used to value inventory and develop its estimates.
●	We evaluated the reasonableness of judgments made and significant assumptions used by management relating to key estimates.
●	We inquired of management relative to write-offs of inventory during the year.
●	We tested the completeness and accuracy of management’s inventory detail.
●	We developed an independent expectation of the obsolescence reserve based on our knowledge of the Company’s inventory, including analysis of slow-moving items and historical usage and compared it to actual.
●	We performed a lower of cost or net realizable value analysis by selecting a sample of items included in inventory at year-end.
●	We selected a sample of purchases made throughout the year to ensure they were included in inventory at the proper weighted average value.
●	We selected a sample of purchases made before and after the year end to ensure proper cut-off was achieved.
●	During our physical inventory observation, we toured the Company’s facility and examined inventory on hand to determine the completeness and existence of ending inventory.
●	We examined management’s overhead analysis and performed procedures to test its completeness and accuracy.

Shareholders’ Equity and Related Transactions

Description of the Matter

As discussed in Notes 7, 14, and 15 to the consolidated financial statements, the Company has issued a significant amount of equity securities. The tracking of these transactions can be complicated and require management to estimate the value of equity securities using a Black Scholes option pricing model. We identified the fair market value of equity transactions to be a critical audit matter, as the calculations can be complex and subject to error.

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

/s/ Lumsden & McCormick, LLP

Buffalo, New York

March 26, 2026

PCAOB ID Number: 130

Worksport Ltd.

Consolidated Balance Sheets

December 31, 2025 and 2024

	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$5,945,894	$4,883,099
Accounts receivable, net	503,971	42,589
Other receivable	278,027	169,728
Inventories, net (Note 3)	9,530,671	5,190,054
Prepaid expenses and deposits (Note 6)	530,861	192,192
Total Current assets	16,789,424	10,477,662
Investment (Note 11)	67,033	66,308
Property and equipment, net (Note 4)	12,688,488	13,644,226
Operating lease right-of-use assets (Note 11)	272,598	595,415
Intangible assets, net (Note 5)	896,531	953,049
Total assets	$30,714,074	$25,736,660
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,107,085	$1,526,630
Accrued liabilities and other	1,400,730	800,283
Accrued compensation	420,210	377,112
Long-term debt, current portion (Note 12)	1,686,809	222,992
Lease liability, current portion (Note 11)	113,012	246,535
Total current liabilities	6,727,846	3,173,552
Lease liability, excluding current portion (Note 11)	159,526	368,472
Long-term debt, excluding current portion (Note 12)	950,481	4,781,005
Total liabilities	7,837,853	8,323,029

Shareholders’ equity
Series A, B and Series C Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 100 Series A, 0 Series B, and 427,812 Series C (for 2025) issued and outstanding, respectively (Note 7)	428	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 9,814,665 and 4,016,205 shares issued and outstanding, respectively (Note 7)	9,814	4,016
Additional paid-in capital	101,357,686	79,781,674
Share subscriptions receivable	(55,684)	(1,577)
Share subscriptions payable	5,446,347	2,115,064
Accumulated deficit	(83,873,790)	(64,476,966)
Cumulative translation adjustment	(8,580)	(8,580)
Total shareholders’ equity	22,876,221	17,413,631
Total liabilities and shareholders’ equity	$30,714,074	$25,736,660

See accompanying Notes to Consolidated Financial Statements which form an integral part of the Consolidated Financial Statements.

Worksport Ltd.

Consolidated Statements of Operations and Comprehensive Loss

December 31, 2025 and 2024

	2025	2024

Net sales	$16,101,738	$8,484,379
Cost of sales	11,626,831	7,578,729
Gross profit	4,474,907	905,650

Operating expenses
Research and development	1,538,923	2,289,940
General and administrative	14,806,326	11,709,925
Sales and marketing	6,947,671	2,386,504
Gain on foreign exchange	(4,587)	(14,885)
Total operating expenses	23,288,333	16,371,484
Loss from operations	(18,813,426)	(15,465,834)

Other income (expense)
Interest expense	(592,755)	(726,095)
Other	53,884	28,140
Total other income (expense)	(538,871)	(697,955)

Net loss	(19,352,297)	(16,163,789)

Loss per share (basic and diluted) (Note 13)	$(3.16)	$(5.84)
Weighted average number of shares (basic and diluted)	6,143,122	2,768,732

See accompanying Notes to Consolidated Financial Statements which form an integral part of the Consolidated Financial Statements.

Worksport Ltd.

Consolidated Statements of Shareholders’ Equity

December 31, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	(Deficit)
Balance at December 31, 2023	100	$-	2,032,050	$2,032	$64,685,693	$(1,577)	$1,814,152	$(48,313,177)	$(8,580)	$18,178,543
Issuance for services and subscriptions payable	-	-	66,710	67	3,009,004	-	300,912	-	-	3,309,983
Shares issued (Note 7)	-	-	1,416,856	1,417	12,561,959	-	(3,858,464)	-	-	8,704,912
Warrant inducement (Note 14)	-	-	284,000	284	(474,850)	-	3,858,464	-	-	3,383,898
Warrant exercise (Note 14)	-	-	216,589	216	(132)	-	-	-	-	84
Net loss	-	-	-	-	-	-	-	(16,163,789)	-	(16,163,789)
Balance at December 31, 2024	100	$-	4,016,205	$4,016	$79,781,674	$(1,577)	$2,115,064	$(64,476,966)	$(8,580)	$17,413,631
Issuance for services and subscriptions payable	-	-	193,450	193	3,019,614	-	16,132	-	-	3,035,939
Shares issued (Note 7)	-	-	110,619	110	504,262	-	-	-	-	504,372
Warrant inducement (Note 14)	-	-	2,847,617	2,849	8,994,082	-	3,315,151	-	-	12,312,082
Issuance of preferred shares pursuant to Reg-A	3,074,586	3,074	-	-	3,053,727	(19,959)	-	-	-	3,036,842
Conversion of Series C preferred shares	(2,646,774)	(2,646)	2,646,774	2,646	-	-	-	-	-	-
Dividends on preferred shares	-	-	-	-	-	-	-	(44,527)	-	(44,527)
Issuance of warrants pursuant to Reg-A	-	-	-	-	6,004,327	(34,148)	-	-	-	5,970,179
Net loss	-	-	-	-	-	-	-	(19,352,297)	-	(19,352,297)
Balance at December 31, 2025	427,912	$428	9,814,665	$9,814	$101,357,686	$(55,684)	$5,446,347	$(83,873,790)	$(8,580)	$22,876,221

See accompanying Notes to Consolidated Financial Statements which form an integral part of the Consolidated Financial Statements.

Worksport Ltd.

Consolidated Statements of Cash Flows

December 31, 2025 and 2024

	2025	2024
Operating activities
Net loss	$(19,352,297)	$(16,163,789)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	3,035,939	2,916,328
Depreciation and amortization	1,834,308	1,753,285
Change in operating lease	(19,652)	(44)
Other	256,806	57,395
	(14,244,896)	(11,436,825)
Changes in operating assets and liabilities (Note 10)	(3,069,494)	1,298,027
Net cash used in operating activities	(17,314,390)	(10,138,798)

Cash flows from investing activities
Investments and intangible assets	(330,043)	-
Purchase of property and equipment	(789,460)	(528,235)
Net cash used in investing activities	(1,119,503)	(528,235)

Financing activities
Proceeds from issuance of common shares, net of issuance cost	504,372	8,736,114
Proceeds from warrant exercise (Note 14)	12,312,082	3,746,435
Proceeds from issuance of preferred stock, net of issuance cost	3,076,762	-
Proceeds from issuance of warrants, net of issuance cost	5,970,179	-
Proceeds from line of credit	13,779,650	10,349,670
Repayments on line of credit	(15,939,691)	(6,758,422)
Proceeds from long-term debt	-	1,437,998
Repayments on short-term and long-term debt	(206,666)	(5,325,249)
Related party loan	-	(2,192)
Net cash provided by financing activities	19,496,688	12,184,354

Change in cash	1,062,795	1,517,321
Cash and cash equivalents - beginning of year	4,883,099	3,365,778
Cash and cash equivalents end of year	$5,945,894	$4,883,099
Supplemental disclosure of cash flow information
Income tax paid	$-	$-
Interest paid	$593,000	$726,000

See accompanying Notes to Consolidated Financial Statements which form an integral part of the Consolidated Financial Statements.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

1. Description of Business and Significant Accounting Policies

The Company’s corporate history and business overview are described in detail in our most recent registration statement on Form S-3, filed with the SEC on January 20, 2026, which is incorporated herein by reference. For a description of material developments the Company has undertaken since that time, see Corporate History of Part I Item 1, Business of this Report.

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

Foreign currency translation and presentation – The consolidated financial statements are presented in USD. The functional currency of the Company and all its subsidiaries is USD. Transactions denominated in foreign currencies are initially recorded in the functional currency using exchange rates in effect at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using exchange rates in effect at the dates of the transactions. All exchange gains and losses are included in the statement of operations and comprehensive loss.

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions.

Revenue recognition – In accordance with ASC 606 , sales are recognized when (1) products are shipped, with no right of return except for defective products, and the title and risk of loss has passed to customers; and (2) when they are delivered based on the terms of the sale, and there is an identifiable contract with a customer with defined performance obligations, the transaction price is determinable, and the entity has fulfilled its performance obligation. Revenue related to shipping and handling costs billed to customers is included cost of sales and presented net of related shipping and handling costs.

Cost of sales – Includes costs of products sold, which include but are not limited to purchased product, raw material, direct labor, shipping and handling costs, depreciation and amortization, indirect costs and overhead charges.

Research and development – Research and development costs are expensed as incurred and include consulting and material costs.

Advertising costs – The Company expenses advertising costs as incurred and includes expenses in sales and marketing.

Share-based payments - The Company offers a share option plan for its directors, officers, employees, and consultants. ASC 718 prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values at the time of grant. Compensation expense is included in general and administrative expenses. Compensation expense is recognized over the estimated period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company elected to account for forfeitures when the forfeiture of the underlying awards occur.

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

Cash and cash equivalents - All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Cash and cash equivalents in financial institutions may exceed insured limits at various times during the year and subject the Company to concentrations of credit risk. There is no restricted cash at December 31, 2025 or 2024.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

1. Description of Business and Significant Accounting Policies (continued)

Accounts receivable, net – Accounts receivable primarily consists of amounts that are due and payable from distributors, wholesalers, and private label partners. Receivables are stated at net realizable value, which approximates fair value. Receivables are reduced by an allowance for credit losses for amounts that may be uncollectible in the future. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay. The allowance for credit losses at December 31, 2025 and 2024 was $15,000.

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

Valuation of long-lived assets – Intangible assets are evaluated for impairment at least annually or when events or circumstances arise that indicate the existence of impairment. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. When indicators of impairment exist, the Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2025 and 2024, the Company had no impairment losses related to intangible assets.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

1. Description of Business and Significant Accounting Policies (continued)

Product warranties - The Company currently offers a three-year limited warranty against defective products out-of-the-box. Customers who are not satisfied with their purchase may attempt to have their purchases reimbursed outside of the warranty period.

Financial instruments - ASC 825, requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximates their fair values because of the short-term maturities of these instruments. The carrying value of the loans payable approximate fair value as its interest rate fluctuates with market interest rates. We do not hold or issue financial instruments for trading purposes.

Related party transactions - All transactions with related parties are in the normal course of operations and are measured at the exchanged amount.

Reclassifications – Certain prior year amounts have been reclassified to conform to current year’s presentation. The Company reclassified professional fees of $3,136,869 and $3,030,931 for the fiscal years ended December 31, 2025 and 2024, respectively, which were classified from professional fees to general and administrative expense on the Consolidated Statements of Operations and Comprehensive Loss. This change improves the disclosure of costs as the company continues to increase its size and decrease its reliance on consulting arrangements with third parties to grow its operations.

Recent accounting pronouncements

Recent accounting pronouncements adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We adopted this standard for the year ended December 31, 2025, and applied the amendments on a prospective basis. Refer to Note 8, Income Taxes. The adoption of this standard did not have a material effect on the financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We adopted this standard for the year ended December 31, 2024, and applied the amendments retrospectively to all prior periods presented. Refer to Note 16, Segment Reporting. The adoption of this standard did not have a material effect on the financial statements and related disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to prescriptive and sequential software development stages and will now require PBEs to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The ASU also specifies that the disclosures in Subtopic 360-10, Property, Plant, and Equipment- Overall are required for all capitalized internal-use software costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU amends Topic 270, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. Additionally, the amendment requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.

The Company considers the applicability and impact of all ASUs. ASUs not listed were assessed and determined to be either not applicable or had or are expected to have an immaterial impact on the financial statements and related disclosures.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

2. Going Concern

As of December 31, 2025, the Company had $5,945,894 in cash and cash equivalents. The Company also has availability on its revolving line of credit of $3,448,016. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. As of December 31, 2025, the Company had an accumulated deficit of $83,873,790.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended December 31, 2025, the Company had net losses of $19,352,297 (2024 - $16,163,789). As of December 31, 2025, the Company had working capital of $10,061,578 (2024 – $7,304,110) and had an accumulated deficit of $83,873,790 (2024 - $64,476,966). The Company has not generated profit from operations since inception and to date has relied on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase and margins improve. As of December 31, 2025, the Company had cash and cash equivalents of $5,945,894 (2024 - $4,883,099). Despite the Company having completed its purchasing of large manufacturing machinery for phase one output levels, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its ramp-up of manufacturing and increasing sales volumes in 2026, which should mitigate the effects of operational costs on cash and cash equivalents as it releases new product lines; this view is supported by the fact that the manufacturing facility of the Company was completed for initial production output in 2023 and quickly began improving output and sales during 2024 and 2025.

The Company has successfully raised cash, and it is positioned to do so again if deemed necessary or strategically advantageous. During the year ended December 31, 2021, the Company, through its Reg-A public offering, private placement offering, underwritten public offering, and exercises of warrants, raised an aggregate of approximately $32,500,000. On September 30, 2022, the Company filed a shelf registration statement on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on October 13, 2022 (the “Shelf Registration Statement”), allowing the Company to issue up to $30,000,000 of common stock and prospectus supplement covering the offering, issuance and sale of up to $13,000,000 of common stock that may be issued and sold under an At The Market Offering Agreement dated September 30, 2022 (“ATM Agreement”), with H.C. Wainwright & Co., LLC, as the sales agent (“HCW”). Pursuant to the ATM Agreement, HCW is entitled to a commission equal to 3.0% of the gross sales price of the shares of common stock sold. Through December 31, 2025, the Company cumulatively sold and issued 872,027 shares of common stock in consideration for net proceeds of $6,751,381 under the ATM Agreement. This agreement was amended in November 2025.

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

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

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

On June 13, 2025, Worksport completed the initial closing of its Regulation A offering whereby up to 3,100,000 Units may be sold at an offering price of $3.25 per unit. Each Unit consists of one share of 8% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and one warrant for the right to purchase one (1) share of common stock, $0.001 par value with an exercise price of $4.50 per share. The qualified Regulation A offering is expected to generate gross proceeds of $10,000,000. The Company completed the Regulation A offering in October 2025. The Company completed 32 tranches and received proceeds of $9,092,414 (net of issuance costs of $899,997).

On November 14, 2025, Worksport filed a registration statement containing two prospectuses: (1) a base prospectus, which covers the potential offering, issuance, and sale by the registrant of up to a maximum aggregate offering price of $30,000000 of the registrant’s common stock, preferred stock, debt securities, warrants and units, and (2) an “at the marketing offering” offering prospectus supplement, which covers issuance and sale by the Company of up to a maximum aggregate offering price of $4,000,000 of the Company’s common stock that may be issued and sold under that certain At the Market Offering agreement, dated September 22, 2022, as amended on November 14, 2025 between the Company and H.C. Wainwright & Co., LLC, as sales agent.

On December 11, 2025, the Company entered into a warrant inducement agreement (the “Inducement”) with the holder of existing warrants to purchase an aggregate of 2,194,526 shares at a reduced exercise price of $2.90. Pursuant to the Inducement, the exercising holder of the existing warrants received 3,840,421 inducement warrants and the Company received $6,364,000 from the exercise of the existing warrants. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from both the adjustment in exercise price of the existing warrants and the fair value of the inducement warrants issued using the Black Scholes model. The total incremental fair value of $4,485,000 is recorded as a non-cash deemed dividend. The proceeds of the warrant inducement and issuance of 916,000 shares of common stock are recorded as additional paid in capital. The obligation to issue the remaining 1,278,526 shares is recorded as a component of equity.

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

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

3. Inventories

Inventory consists of the following at December 31, 2025 and 2024:

	2025	2024
Raw materials	$5,405,618	$3,373,704
Finished goods	3,368,509	1,343,006
Work in progress	756,544	473,344
Inventories, net	$9,530,671	$5,190,054

4. Property and Equipment

Major classes of property and equipment at December 31, 2025 and 2024 are as follows:

	2025	2024
Building	$6,079,410	$6,079,410
Manufacturing equipment	6,519,571	5,830,999
Land	2,239,405	2,239,405
Leasehold improvements	489,722	862,504
Product molds	524,476	524,476
Warehouse equipment	503,297	512,700
Electrical equipment	183,977	185,261
Automobile	242,642	172,645
Furniture	149,883	154,065
Computers	101,058	114,786
Property and equipment, at cost	17,033,441	16,676,251
Less accumulated depreciation	(4,344,953)	(3,032,025)
Property and equipment, net	$12,688,488	$13,644,226

During the fiscal years ended December 31, 2025 and 2024, the Company recognized depreciation expense of $1,448,472 and $1,367,445, respectively.

During the fiscal year ended December 31, 2025, the Company recognized a non-cash loss on disposal of property and equipment of $296,726. The loss primarily relates to leasehold improvements whereby the underlying lease agreement was not renewed. This loss is included in the Consolidated Statement of Operations and Comprehensive Loss as a component of general and administrative expense.

5. Intangible Assets

Intangible assets consist primarily of costs incurred in establishing the Company’s intellectual property and other non-physical rights, including patents and patent applications (including related utility patents and design registrations), trademarks and trade names, copyrights, certain licenses and other contractual rights, and capitalized software and qualifying website and application development costs. The Company’s utility patents and design registrations were issued between 2014 and 2024. The patents and software are amortized on a straight-line basis over their useful life. The Company’s trademark, licenses, and other indefinite life intangible assets are reassessed every year for impairment. The Company determined that impairment is not necessary for the current year ended December 31, 2025. The components of intangible assets as of December 31, 2025 and 2024 are as follows:

	2025	2024
Software	$1,150,000	$1,150,000
License	218,329	103,329
Patent	62,706	62,706
Trademark	5,150	5,150
Other	243,769	29,451
Intangible assets, gross carrying amount	1,679,954	1,350,636
Less accumulated amortization	(783,423)	(397,587)
Intangible assets, net	$896,531	$953,049

Amortization expense for the fiscal years ended December 31, 2025 and 2024 was $385,836 and $385,840, respectively.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

5. Intangible Assets (continued)

Estimated amortization of the patent and software over the next five years and beyond December 31, 2025 is as follows:

2026	$386,000
2027	$3,000
2028	$3,000
2029	$2,000
2030	$2,000
Thereafter	$33,000

6. Prepaid Expenses and Deposits

As of December 31, 2025 and 2024, prepaid expenses and deposits consists of the following:

	2025	2024
Consulting, services and advertising	$222,922	$35,740
Insurance	104,421	65,938
Deposits	203,518	90,514
Prepaid expenses and deposits	$530,861	$192,192

Deposits include prepayments for research and development services, manufacturing equipment and raw materials used in the production of finished goods.

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

-	During 2019, the Company created and issued 100 shares of its Series A preferred stock. Series A preferred shareholders vote together as a single class and are entitled to 51% of the voting rights on all matters regardless of the number of Series A preferred shares outstanding. Series A preferred stock does not have conversion rights, is not entitled to receive dividends nor receive any liquidation preferences.

-	During 2020, the Company created the Series B preferred stock. Series B preferred shareholders have the right to vote for each share of common stock outstanding after the issuance date. Series B preferred stock does not have conversion rights, is not entitled to receive dividend preferences nor receive any liquidation preferences. As of December 31, 2025, the Company has not issued shares of Series B preferred stock.

-	During 2025, the Company created its Series C preferred stock for its Regulation A offering. Refer to Note 14, Warrants for a description of units available in the Regulation A offering. Series C preferred stock ranks senior to common stock and future classes or series of preferred stock as to dividend and liquidation rights. Series C preferred shareholders may convert holdings on a 1:1 basis to common stock at any time. Series C preferred shareholders are entitled to cumulative dividends at a rate of 8.00% of the $3.25 liquidation preference per share per year for a period of two (2) years from the date of issuance. As of December 31, 2025, the Company issued 3,074,586 shares of Series C preferred stock and converted 2,646,774 Series C preferred shares to common stock at the shareholder’s request. The Company recognized dividends paid and payable to Series C preferred shareholders as of December 31, 2025, of $17,192 and $27,335, respectively.

During year ended December 31, 2025, the following transactions occurred:

During the year ended December 31, 2025, the Company sold 110,619 shares of common stock for total net proceeds of $504,372. The sale of shares was in connection with the Shelf Registration Statement and the ATM Agreement described in Note 2, Going Concern.

The Company recognized consulting expense of $13,000 and salary expense of $4,843 to share subscriptions payable from restricted shares and stock options to be issued. As of December 31, 2025, the $17,843 of the restricted shares have not been issued. The Company recognized consulting expense of $215,667 related to warrants issued pursuant to a service agreement.

During the year ended December 31, 2025, in connection with the inducement of 1,295,091 warrants at $5.198 per share, the Company sold 1,424,500 warrants exercisable at $6.502 per share. The Company received proceeds of $6,731,410 before deducting placement agent fees of $346,570 and other offering expenses payable by the Company upon the exercise of the May 2024 Existing Warrants. In addition, in connection with the inducement of 2,194,526 warrants at $2.90 per share, the Company sold 770,026 warrants exercisable at $7.40 per share and 1,424,500 warrants exercisable at $6.502 per share. The Company received proceeds of $6,364,125 before deducting placement aging fees of $328,206 and other offering expenses payable by the Company upon the exercise of February 2024 and February 2025 warrants, respectively.

During the year ended December 31, 2025, in connection with the Regulation A offering of up to 3,100,000 Units at an offering price of $3.25 per Unit, the Company issued 3,074,586 Units, received proceeds of $9,092,414 (net of issuance costs of $899,997).

During the year ended December 31, 2025, certain Series C preferred shareholders converted 2,646,774 shares into the Company’s common stock.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

7. Shareholders’ Equity (Deficit) (continued)

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

During the year ended December 31, 2024, in connection with the sale of 237,224 shares of common stock, the Company also sold 147,789 pre-funded warrants and issued 770,026 warrants exercisable for a total of 770,026 shares of common stock for $0.001 and $7.40, respectively, per share. The Company received net proceeds of $1,093,492 associated with the sale of the pre-funded warrants. The pre-funded warrants are immediately exercisable until all the pre-funded warrants are exercised. During the period, 147,790 warrants were exercised for 147,790 shares of common stock for $150. Refer to Note 14, Warrants.

During the year ended December 31, 2024, the Company closed a sale of 95,000 shares of common stock for proceeds of $380,000. In connection with the sale of common stock, the Company issued 190,000 warrants. Refer to Note 14, Warrants. As of December 31, 2024, the shares have not been issued.

8. Income Taxes

The Company adopted ASU 2023-09 on a prospective basis as of January 1, 2025, which resulted in additional income tax disclosures for the rate reconciliation and related to income taxes paid for 2025. Given that the Company elected to adopt ASU 2023-09 prospectively, the 2024 rate reconciliation is not disaggregated in accordance with 2023-09 and the income taxes paid is not presented by jurisdiction.

The following table summarizes disaggregated loss from continuing operations before income tax expense:

	Domestic	Foreign	Total
Loss before income tax expense from continuing operations
Federal	$(10,934,578)	$-	$(10,934,578)
State	(1,712,911)	-	(1,712,911)
Foreign	-	(6,704,808)	(6,704,808)
	$(12,647,489)	$(6,704,808)	$(19,352,297)

Income tax expense (benefit) from continuing operations or the fiscal year ended December 31, 2025 consisted of the following:

	Current	Deferred	Total
2025
Federal	$-	$(2,042,695)	$(2,042,695)
State	-	(516,688)	(516,688)
Foreign	-	(1,641,617)	(1,641,617)
	$-	$(4,201,000)	$(4,201,000)
Valuation allowance	-	4,201,000	4,201,000
Income tax expense	$-	$-	$-

The provision for income taxes for the fiscal year ended December 31, 2025 differed from the amount computed by applying the federal statutory income tax rate due to:

	Amount	Percent
U.S. Federal Statutory Income Tax and Rate	$(2,656,369)	(21.0)%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	(364,757)	(0.5)%

Foreign Tax Effects	(1,641,617)	(2.1)%

Changes in Unrecognized Tax Benefits
Share compensation	345,850	0.5%
Other	19,201	0.0%
Tax Credits
Research and Development Tax Credit	(40,000)	(0.00)%
Nontaxable and nondeductible items
Share Based Compensation	131,152	0.2%
Other	5,539	0.0%
Changes in Valuation Allowance	4,201,000	22.9%
Effective Tax Rate	$-	0.0%

(1)	State taxes in Florida, New York, New Jersey and Massachusetts make up the majority (more than 50%) of the tax effect of this category.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

8. Income Taxes (continued)

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate for the period before the adoption of ASU 2023-09 was as follows:

2024
Federal statutory income tax rate	21.0%
State taxes, net of federal benefits	(0.7)%
Share based compensation	1.3%
Other	1.3%
Effective income tax rate	22.9%
Income tax benefit	(3,383,000)
Estimated research and development credit	(90,000)
Increase in valuation allowance	3,473,000
Provision for income taxes	$-

Income taxes paid (net or refunds) consisted of the following:

2025
Federal	$-
State	2,420
Foreign	-
Total income taxes paid	2,420

Income taxes paid (net of refunds) was $62 for the year ended December 31, 2024.

Income taxes paid, net of refunds, exceeded five (5) percent of total income taxes paid (net of refunds) in the following jurisdictions:

2025
State
New Jersey	$2,138
New York	150
Massachusetts	132
2,420
Foreign	-
Total income taxes paid	2,420

The tax effects of temporary differences that give rise to the deferred income tax assets at December 31, 2025 and 2024 are as follows:

	2025	2024
Net operating loss carry forwards	$13,618,000	$10,029,000
Differences in basis of depreciation of property and equipment	417,000	465,000
Share based compensation	2,012,000	1,352,000
Research and development credit	180,000	180,000
Deferred tax asset, gross	16,227,000	12,026,000
Deferred tax assets not recognized	(16,227,000)	(12,026,000)
Net deferred tax asset	$-	$-

Deferred income taxes within each jurisdiction on the balance sheets at December 31, 2025 and 2024 are as follows:

	2025	2024
United States	$10,118,000	$7,488,000
Canada	6,109,000	4,538,000
Deferred income taxes	16,227,000	12,026,000
Valuation allowance	(16,227,000)	(12,026,000)
	$-	$-

The Company has non-capital losses carried forward of approximately $58,867,000 available to reduce future years’ taxable income. These losses will expire as follows:

	United States	Canada	Total
2034	$53,000	$183,000	$236,000
2035	161,000	368,000	529,000
2036	868,000	262,000	1,130,000
2037	1,472,000	59,000	1,531,000
2038	-	520,000	520,000
2039	-	193,000	193,000
2040	-	718,000	718,000
2041	-	2,854,000	2,854,000
2042	-	3,771,000	3,771,000
2043		2,686,000	2,686,000
2044	-	5,032,000	5,032,000
2045	-	6,197,000	6,197,000
	$2,554,000	$22,843,000	$25,397,000
Never expire	$33,470,000	$-	$33,470,000

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

8. Income Taxes (continued)

Realization of deferred tax assets is dependent, in part, upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, tax planning strategies and carryback opportunities in making its assessment of the recoverability of tax assets. Net operating loss carryforwards of approximately $58,867,000 may be offset against future taxable income. No tax benefit from these losses have been reported in the December 31, 2025 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company complies with the provisions of ASC 740 in accounting for its uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value because of the short-term nature of these instruments. The Company’s revolving line of credit and long-term debt are based on a variable interest rate, and are reflected in the financial statements at carrying value which approximates fair value at December 31, 2025. The fair value of the revolving line of credit and long-term debt is classified as Level 2 within the fair value hierarchy.

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

December 31, 2025 and 2024

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

Concentration of Customer Risk

A customer is considered to be significant if they account for greater than 10% of the Company’s annual net sales. The loss of any key customer could have an adverse effect on the Company’s business.

For the year ended December 31, 2025, there are no customers with net sales greater than 10%. For the year ended December 31, 2024, 37% of the Company’s net sales was comprised of one customer.

10. Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Decrease (increase) in accounts receivable	$(461,382)	$387,561
Decrease (increase) in other receivable	(108,299)	(3,863)
Decrease (increase) in inventories	(4,340,617)	(1,558,562)
Decrease (increase) in prepaid expenses and deposits	(338,669)	1,305,057
Increase (decrease) in accounts payable and accrued liabilities	2,179,473	1,167,834
	$(3,069,494)	$1,298,027

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

11. Leases

The Company accounts for leases under ASC 842, whereby it recognizes a lease liability and a right-of-use asset. The lease liability is measured at the present value of the remaining lease payments, discounted by the Company’s incremental borrowing rate. The Company measured the right of use asset at an initial amount equal to the lease liability.

During the year ended December 31, 2023, the Company signed a lease agreement for office space to be used as an R&D facility pursuant to a one-year lease with an option to extend the lease for an additional year, dated June 1, 2023, for a monthly rent of $3,350. The lease was renewed effective June 1, 2024 at a rate of $3,600 per month with a termination date of May 31, 2025. The lease was not renewed after the initial extension period ended May 31, 2025. The Company’s incremental borrowing rate used to initially measure the present value of the remaining lease payments was 10%.

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

The Company’s right-of-use asset and lease liability as of December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Right-of-use asset	$272,598	$595,415
Current lease liability	$113,012	$246,535
Long-term lease liability	$159,526	$368,472

The following is a summary of the Company’s total lease costs:

	December 31, 2025	December 31, 2024
Operating lease cost	$267,608	$409,464

The following is a summary of cash paid in 2025 and 2024 for amounts included in the measurement of lease liabilities:

	December 31, 2025	December 31, 2024
Operating cashflow	$266,420	$412,933

Maturities of lease liability are as follows:

Future minimum lease payments as of December 31, 2025:

2026	$144,453
2027	134,284
2028	39,783
Total future minimum lease payments	318,520
Less: amount representing interest	(45,982)
Present value of future payments	272,538
Current portion	113,012
Long term portion	$159,526

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

12. Indebtedness

Long-term debt consists of:

	December 31, 2025	December 31, 2024
Revolving Credit Facility (a)	$1,441,665	$3,808,025
Other (b)	1,233,493	1,456,485
	2,675,158	5,264,510
Less deferred debt issuance cost	(37,868)	(260,513)
Less current installments	(1,686,809)	(222,992)
Long-term debt	$950,481	$4,781,005

a)

On July 19, 2024, the Company, as the guarantor, and Worksport New York Operations Corporation as well as Worksport USA Operations Corporation, entered into a $6,000,000 Revolving Financing and Assignment Agreement with an external lending entity with a maturity date of July 18, 2026, or 24 months. Upon transaction close, the Company drew down approximately $5.06 million of the Revolving Credit Facility, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000 to fund operations. At December 31, 2025, the outstanding balance of this loan was $1,431,131 (net of issuance costs of $10,534).

For collateral, the lender holds a first position on the Company’s major asset classes (accounts receivable, the factory in New York, and inventory) other than the Company’s equipment. A non-usage fee of 0.25% is assessed quarterly and applied to the difference between the quarter’s average daily outstanding loan balance and the total credit facility amount. As of December 31, 2025, the Company had an available balance of $3,448,016 to borrow on the Revolving Credit Facility.

b)

On September 4, 2024, the Company, through its wholly owned subsidiary, Worksport USA Operations Corporation, entered into a $1,487,200 credit and security agreement with an external lending entity with a maturity date of September 1, 2027, which is 36 months from initial funding. Upon transaction close, the Company received net proceeds of $1,412,750 (net of issuance costs of $43,735). The Company and its wholly owned subsidiary, Worksport New York Operations Corporation, serve as guarantors on the loan. For collateral, the lender holds a first position on the Company’s equipment, which is primarily manufacturing and warehousing equipment. Interest on the loan is based on the prime rate plus 700 basis points per annum. At December 31, 2025, the outstanding balance of this loan was $1,206,159 (net of issuance costs of $27,334).

The Company is in compliance with all covenants.

13. Loss per Share

For the year ended December 31, 2025, loss per share is $3.16 (basic and diluted) compared to that of the year ended December 31, 2024 of $5.84 (basic and diluted) using the weighted average number of shares of 6,143,122 (basic and diluted) and 2,768,732 (basic and diluted), respectively.

There are 45,000,000 shares authorized with 9,814,665 and 4,016,205 shares issued and outstanding, at December 31, 2025 and 2024, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC 260. Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation. As of December 31, 2025, the Company has 7,335,008 warrants convertible to 7,365,008 common shares, 472,812 Series C preferred shares convertible to 472,812 common shares, 46,504 shares of restricted stock to be issued, and 298,623 stock options exercisable for 298,623 common shares for a total underlying common shares of 8,137,497. As of December 31, 2024, the Company has 2,291,276 warrants convertible to 2,321,276 common shares, 117,018 restricted stock to be issued, and 192,784 stock options exercisable for 192,784 common shares for a total underlying common shares of 2,631,078.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

14. Warrants

On December 11, 2025, the Company entered into a warrant inducement agreement with the holder of existing warrants to purchase an aggregate 2,194,526 shares at a reduced exercise price of $2.90. Pursuant to the inducement, the existing holder of the existing warrants received 3,840,421 inducement warrants and the Company received $6,364,000 from the exercise of the existing warrants. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from both the adjustment in exercise price of the existing warrants and the fair value of the inducement warrants issued using the Black Scholes model. The total incremental value of $4,485,000 is recorded as a non-cash deemed dividend as a reduction of additional paid in capital based on the Company’s history of net operating losses. The proceeds of the warrant inducement and issuance of 916,000 shares of common stock are recorded as additional paid in capital. The obligation to issue the remaining 1,278,526 shares is recorded as a component of equity.

On September 2, 2025, the Company entered into a consulting agreement with a third party to perform certain services for a six month period in exchange for both cash consideration and the issuance of warrants. The warrant agreement was issued on March 2, 2026 and gives the holder the right to purchase 100,000 shares at $4.00 and 100,000 common shares at $5.00. The warrants expire two years from the date of issuance. The Company determined the fair value provided to the holder at the date of the consulting agreement using the Black Scholes model, as the warrants were earned by the holder over the term of the consulting agreement. For the fiscal year ended December 31, 2025, the Company recognized $216,000 as a component of general and administrative expense.

On June 13, 2025, the Company completed the initial closing of its Regulation A offering whereby up to 3,100,000 units may be sold at an offering price of $3.25 per unit. Each unit consists of one share of 8% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and one warrant for the right to purchase one (1) share of common stock, $0.001 par value, with an exercise price of $4.50 per share. The qualified Regulation A offering is expected to generate gross proceeds of $10,000,000. The proceeds from the Regulation A offering and issuance of units are recorded as additional paid-in capital. On October 15, 2025, the Company completed the Regulation A offering. Through December 31, 2025, the Company issued 3,074,586 warrants to investors.

On February 27, 2025, the Company entered into a warrant inducement agreement with the holder of existing warrants to purchase an aggregate 1,295,000 shares. Pursuant to the inducement, the exercising holder of the existing warrants received 1,425,000 inducement warrants and the Company received $6,731,000 from the exercise of the existing warrants. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from the inducement warrants issued using the Black Scholes model. The total incremental fair value of $7,602,000, is recorded as a non-cash deemed dividend as a reduction of additional paid in capital based on the Company’s history of net operating losses. The proceeds of the warrant inducement and issuance of 1,295,000 shares of common stock are recorded as additional paid-in capital.

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

On May 9, 2024, the Company entered into a warrant inducement agreement with the holder of existing warrants to purchase an aggregate 700,000 shares at a reduced exercise price of $5.198 in consideration for the Company to issue new warrants to purchase up to 1,295,000 additional shares of common stock with an exercise price of $5.198 – resulting in gross proceeds of approximately $3,638,000 received by the Company. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from both the adjustment in exercise price of the existing warrants and the fair value of the inducement warrants issued using the Black Scholes model. The total incremental fair value of $4,996,000 is recorded as a non-cash deemed dividend as a reduction of additional paid in capital based on the Company’s history of net operating losses. The proceeds of the warrant inducement and issuance of 284,000 shares of common stock are recorded as capital in excess of par. The obligation to issue the remaining 416,000 shares was originally recorded as a share subscription payable. During the twelve months ended December 31, 2024, the Company issued 416,000 out of the 416,000 shares to be issued.

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

December 31, 2025 and 2024

14. Warrants (continued)

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

As of December 31, 2025, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$40.00	30,000	1.00	December 31, 2026
$4.00	190,000	3.73	September 21, 2029
$3.00	3,840,421	5.45	June 30, 2031
$4.00 – 5.00	200,000	2.17	March 2, 2028
$4.50	3,074,587	2.45 – 2.82	June 13, 2028 – October 24, 2028
	7,335,008	4.12

The average remaining contractual life of outstanding warrants that expire is 4.39 years.

	December 31, 2025		December 31, 2024
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of fiscal year	2,291,276	$6.35	1,162,792	$24.20
Issuance	8,539,508	$4.16	2,402,815	$5.49
Expired	(6,250)	$24.00	(357,742)	$60.50
Exercise	(3,489,526)	$6.22	(916,589)	$(3.97)
Balance, end of fiscal year	7,335,008	$3.85	2,291,276	$6.35

15. Equity Compensation

Under the Company’s 2015, 2021 and 2022 Equity Incentive Plans, the number of shares of common stock reserved for issuance under the option plan shall not exceed 18% of the issued and outstanding shares of common stock of the Company, have a maximum term of 10 years, and vest at the discretion of the Board of Directors.

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

15. Equity Compensation (continued)

All equity-settled, share-based payments are ultimately recognized as an expense in the statement of operations with a corresponding credit to additional paid in capital. If vesting periods or other non-market vesting conditions apply, the expense is allocated over the vesting period, based on the best available estimate of the number of share options expected to vest. Estimates are subsequently revised if there is any indication that the number of share options expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior periods if share options ultimately exercised are different than that estimated on vesting.

Performance Share Units

On May 1, 2023, the Company and Steven Rossi reached an agreement to modify 160,000 restricted stock units and 40,000 performance stock units (“PSUs”) issued on November 11, 2022, and December 29, 2021, respectively, and replace them with 200,000 stock options, as described below.

On November 11, 2022, 40,000 and 30,000 PSUs granted on December 29, 2021, as described below, were modified to include new terms pertaining to the PSU vesting schedule. The PSUs vest in 5% increments according to the modified schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $22.50, 50% will have vested at a closing price of $53.10, and 100% will have vested at a closing price of $137.60 as measured using the volume weighted average of the Company’s common stock for ten (10) consecutive trading days, with over $100,000 of trading volume on each of those days. The fair value of the PSUs was estimated to be $1,254,460. As of December 31, 2025, 7,500 PSUs of the remaining 30,000 PSUs had vested, and the Company recognized $107,525 (2024 - $107,525) in consulting expenses.

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

During the year ended December 31, 2025, the Company issued the following stock options to various directors:

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

During the year ended December 31, 2025, the Company issued the following stock options to various employees and consultants:

-	88,600 stock options vesting based on various service periods, with an exercise price of $3.09 and an expiration date of April 4, 2035
-	81,940 stock options vesting based on various service periods, with an exercise price of $3.80 and an expiration date of July 12, 2035
-	76,500 stock options vesting pursuant to performance milestones and an expiration date of July 12, 2035

During the year ended December 31, 2025, the Company issued the following stock options to Steven Rossi:

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

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

15. Equity Compensation (continued)

	December 31, 2025		December 31, 2024
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of fiscal year	579,936	$7.14	506,386	$19.62
Granted	596,040	$3.68	84,860	$7.70
Forfeited	(4,270)	$9.52	(11,310)	$(29.30)
Balance, end of fiscal year	1,171,706	$5.37	579,936	$7.14

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on December 31, 2025
Stock options	$3.09 – 7.042	1,171,706	8.22	$5.37	298,609

As of December 31, 2025 and December 31, 2024, Terravis Energy Inc., a subsidiary of the Company, has the following options outstanding:

	December 31, 2025		December 31, 2024
	Number of stock options	Weighted average price	Number of stock options	Weighted average price
Balance, beginning of fiscal year	1,350,000	$0.01	1,350,000	$0.01
Granted	-	$-	-	$-
Balance, end of fiscal year	1,350,000	$0.01	1,350,000	$0.01

	Range of Exercise prices	Outstanding	Weighted average life (years)	Weighted average exercise price	Exercisable on December 31, 2025
Stock options	$0.01	1,350,000	6.28	$0.01	1,350,000

Worksport Ltd.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

16. Segment Reporting

The Company manages its business on a product basis and operates in the following two reporting segments for financial reporting purposes: (1) Hard Tonneau Covers and (2) Soft Tonneau Covers. The accounting policies of both reporting segments are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who regularly reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance of the Company’s reporting segments. The CODM primarily focuses on net income to evaluate its reporting segments. The CODM also uses net income for evaluating pricing strategy and to assess performance for determining the compensation of certain employees. Significant segment expenses reviewed, which represent the differences between segment revenue and segment net loss, consist of the following:

	For the year ended December 31, 2025				For the year ended December 31, 2024
	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Eliminations	Consolidated	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Eliminations	Consolidated
Net sales	$15,647,276	$454,462	$-	$16,101,738	$5,171,201	$3,313,178	$-	$8,484,379
Less:
Cost of sales	(11,272,138)	(350,466)	(4,227)	(11,626,831)	(4,663,491)	(2,915,238)	-	(7,578,729)
Selling, general and administrative	(10,140,759)	(175,048)	(11,138,218)	(21,454,025)	(5,918,555)	(4,762,105)	(3,937,539)	(14,618,199)
Depreciation and amortization	(1,676,800)	(37,451)	(120,057)	(1,834,308)	(1,206,499)	(440,916)	(105,870)	(1,753,285)
Net loss from operations	(7,442,421)	(108,503)	(11,262,502)	(18,813,426)	(6,617,344)	(4,805,081)	(4,043,409)	(15,465,834)

The following table presents the Company’s net sales disaggregated by geographic area:

	2025			2024
	Hard Tonneau Covers	Soft Tonneau Covers	Consolidated	Hard Tonneau Covers	Soft Tonneau Covers	Consolidated
United States	$15,558,123	$451,960	$16,010,083	$5,111,377	$3,286,193	$8,397,570
Other	89,153	2,502	91,655	59,824	26,985	86,809
Total	15,647,276	454,462	16,101,738	5,171,201	3,313,178	8,484,379

No asset information has been provided for the reported segments as the CODM does not regularly review asset information by reportable segment. As of December 31, 2025 and 2024, assets held in the U.S. accounted for 93% and 88% of total assets, respectively.

17. Legal Proceedings

There are no legal proceedings except for routine litigation incidental to the business.

18. Subsequent Events

The Company has evaluated subsequent events through March 26, 2026, which is the date the financial statements were available to be issued. The following events occurred after year-end:

●	Through March 26, 2026, the Company has sold and issued 2,070,654 shares of common stock in consideration for net proceeds of $2,113,000 under the ATM Agreement.

●	Through March 26, 2026, 200 shares of Series C Preferred stock were converted to 200 shares of common stock at the request of the investor.

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

Based on management’s evaluation (with the participation of the individuals serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, each of the individuals serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on those criteria due to material weaknesses in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

Our current staff size prevents effective segregation of duties in key financial reporting processes due to inadequate oversight. Small staff sizes prevent the ability to demonstrate proper checks and balances as well as increases the risk of potential misstatements. Because of our staff size, we also have not sufficiently designed written policies and procedures at a level of prevision to support the operating effectiveness of internal controls to prevent and detect potential errors. We also at present do not maintain adequate documentation to evidence the operating effectiveness of certain control activities.

These control deficiencies resulted in one misstatement to the preliminary financial statements that was corrected prior to issuance of the financial statements. While this was a vast improvement over the prior year, the identified audit adjustment and the suggested changes to public filings throughout the year may have been identified before being provided to our external auditor if our size and segregation of duties was sufficiently designed and in operation. These control deficiencies create a reasonable possibility that a material misstatement to the financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2025.

Remediation Plan

During the year ended December 31, 2025, we continued to enhance our internal control over financial reporting in an effort to remediate the material weaknesses described above. Measures taken in this remediation included investing in additional senior accounting personnel, establishing a clearer organizational structure, implementing additional enterprise resource planning system modules, and formalizing internal processes and procedures.

Our remediation process includes, but is not limited to:

●	Implement compensating controls to include additional controls related to external reporting function.
●	Perform root cause analysis over significant classes of transactions, inclusive of internal control over financial reporting, to identify which processes lack segregation.
●	Redesign access roles or identify compensating controls to eliminate or reduce the risks that arise in key business processes.
●	Implement mitigating strategies identified after root cause analysis, such as hiring and training additional personnel to support key business processes.
●	Formalize our policies and procedures for key business processes, inclusive of adequate documentation to evidence operational effectiveness.
●	Providing regular feedback to our Audit Committee about the status of our remediation efforts.

We expect to remediate these material weaknesses later in 2026 and further enhance our internal control function beyond that time. However, we may discover additional material weaknesses that may require additional time and resources to remediate.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed for smaller reporting companies.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fourth fiscal quarter ended December 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is a list of the names, ages and positions of our executive officers and directors as of March 26, 2026:

Name:	Age	Position(s):	Director or Executive Officer Since:
Steven Rossi	40	Chief Executive Officer, President, Secretary, Chair of the Board of Directors (Principal Executive Officer)	November 7, 2014

Michael Johnston	45	Chief Financial Officer (Principal Financial and Accounting Officer)	December 5, 2017

Lorenzo Rossi	71	Director	December 9, 2014

Craig Loverock	55	Independent Director*	April 22, 2019

William Caragol	59	Independent Director#	June 30, 2021

Ned L. Siegel	74	Independent Director†	June 30, 2021

* Audit Committee Chair

# Compensation Committee Chair

† Nominating and Corporate Governance Chair

A brief description of the background and business experience of our executive officers and directors for the past five years is as follows:

Steven Rossi has served as the Chief Executive Officer, President, Secretary and Chair of the Board of Directors of the Company since November 7, 2014. Mr. Steven Rossi attended the University of Toronto from 2005 to 2007, majoring in Life Science and pausing his post-secondary education to begin his career as an entrepreneur, visionary, and founder. Mr. Steven Rossi founded two automotive-based companies in 2005 and 2006, respectively, and he managed and grew their respective operations for several years. Mr. Steven Rossi then founded Worksport Ontario, a wholly owned operating entity of the Company, in 2011, and he has since been granted numerous patents across the U.S, and Canada – all of which he assigned exclusively to Worksport. In a short time since raising substantial funds in 2021 with which to grow Worksport, Mr. Steven Rossi has been instrumental in retrofitting a distribution facility in West Seneca, New York into a manufacturing facility. He was further responsible for facilitating the research and development and planning the launch of new tonneau cover product lines; as these product lines were well-received by the consumer market, and as demand for them increased, Mr. Steven Rossi then orchestrated the scaling of production through coordinating with teams across multiple states and disciplines to meet consumer demand. Through his two decades of business experience in the automotive sector, Steven Rossi possesses the knowledge and experience in establishing, managing, and growing automotive companies that aid him in efficiently and effectively identifying and executing the Company’s strategic priorities. As our Chief Executive Officer, President, Chair and founder, Mr. Steven Rossi brings to the Board extensive knowledge of the Company’s products, structure, history, and culture as well as years of expertise in the industry and is qualified to be a member of the Company’s Board of Directors.

Michael Johnston CPA, CA, has been serving as the Chief Financial Officer of the Company since December 5, 2017. Mr. Michael Johnston has been a partner with Forbes Andersen LLP, Chartered Professional Accountants, since January 2012 and offers over 20 years of experience advising both private and public companies. His responsibilities include assisting Steven Rossi in developing new business, maintaining operating budgets and ensuring adequate cash flow. Mr. Michael Johnston was appointed by the Board for his extensive knowledge of the Company’s products and his financial and accounting expertise. Mr. Michael Johnston holds a graduate degree from the University of Western Ontario.

Dr. Lorenzo H. Rossi has served as a Director of the Company since December 9, 2014. Dr. Rossi currently serves as Chief Executive Officer of TerraVis Energy, a subsidiary of Worksport Ltd., and is the inventor of the AetherLux ZeroFrost cold-climate heat pump technology. He served as Chair of Finance for one of Canada’s largest Catholic school boards, where he was responsible for financial oversight and governance of a large public institution. He also served as a Board Director of a TSX-listed biometric technology company, where he gained experience in corporate governance, technology strategy, and the regulatory responsibilities of a publicly traded enterprise. Dr. Lorenzo Rossi served for 23 years as a Continuing Education High School Principal, during which he held responsibility for institutional administration, staff leadership, and academic program development. He brings to the Board expertise in clean energy technology, financial oversight, corporate governance, and organizational leadership.

With academic qualifications that include a Doctorate in Theology (ThD), a Master of Education (M.Ed.) in Computer Science, a Bachelor of Education (B.Ed.), and a Bachelor of Arts (B.A.), Dr. Lorenzo Rossi’s diverse educational background underpins his strategic decision-making and commitment to lifelong learning.

Craig Loverock, CPA, CA, has been a member of the Board of the Company since April 22, 2019. Mr. Craig Loverock has also served as the Chair of the Audit Committee since April 22, 2019. Mr. Craig Loverock is a licensed CPA (Chartered Professional Accountant) and received his Chartered Accountant designation from the Institute of Chartered Accountants, Ontario in 1997, and has over 30 years’ experience in accounting and finance roles in Canada, the United States and England. Mr. Craig Loverock has been the Chief Financial Officer and Corporate Secretary at Contagious Gaming Inc. since November 30, 2015, and currently serves as the Chief Financial Officer of Calibrex Developments. From January 2018 to April 2023, he served as the Chief Financial Officer of Sproutly Canada, Inc. From October 2014 to May 2015, he served as the Chief Financial Officer of VoiceTrust Inc. From November 2012 to October 2014, he served as the Chief Financial Officer and Chief Compliance officer of Quartz Capital Group Ltd. The Board believes that Mr. Craig Loverock’s vast professional experience, education, and professional credentials qualify him to serve as a member of the Company’s Board of Directors and as a member of the Board’s committees.

William Caragol was appointed Director on June 30, 2021. From 2018 to the present, Mr. William Caragol has also been Managing Director of Quidem LLC, a corporate advisory firm. Mr. William Caragol is the Chief Financial Officer of Mainz Biomed, N.V. (NASDAQ: MYNZ) since July of 2021. From November 2021 to September 2025, Mr. William Caragol also served as the Chief Operating Officer and Chief Financial Officer of Iron Horse Acquisitions Corp. (NASDAQ: IROH). Since November 2023, Mr. William Caragol has also served as a director and Chief Financial Officer of Iron Horse Acquisition II Corp. (NASDAQ: IRHO). Since November 2023, Mr. William Caragol has also Since July 2023, Mr. William Caragol has also been on the board of directors and has been Chairman of the audit committee of DeFi Development Corp (NASDAQ: DFDV) and he served on the board of directors of Greenbox POS (NASDAQ: GBOX) from 2021 to April 2023. Mr. William Caragol earned a B.S. in business administration and accounting from Washington & Lee University and is a member of the American Institute of Certified Public Accountants. The Board believes that Mr. William Caragol’s vast experience as a member of several publicly traded companies’ board of directors, his education, and professional credentials qualify him to serve as a member of the Company’s Board Directors and as a member of the Board’s committees.

Ambassador Ned L. Siegel was appointed a director June 30, 2021. Ambassador Siegel is the President of The Siegel Group, a multi-disciplined international business management advisory firm he founded in 1997 in Boca Raton, Florida, specializing in real estate, energy, utilities, infrastructure, financial services, oil & gas and cyber & secure technology. Mr. Ambassador Ned Siegel has served since 2013 as Of Counsel to the law firm of Wildes & Weinberg, P.C.. From October 2007 until January 2009, he served as the United States Ambassador to the Commonwealth of The Bahamas. Prior to his Ambassadorship, in 2006, he served with Ambassador John R. Bolton at the United Nations in New York, as the Senior Advisor to the U.S. Mission and as the United States Representative to the 61st Session of the United Nations General Assembly. From 2003 to 2007, Mr. Ambassador Ned Siegel served on the Board of Directors of the Overseas Private Investment Corporation (OPIC), which was established to help U.S. businesses invest overseas, fostering economic development in new and emerging markets, complementing the private sector in managing the risk associated with foreign direct investment and supporting U.S. foreign policy. Appointed by Governor Jeb Bush, Mr. Ambassador Ned Siegel served as a Member of the Board of Directors of Enterprise Florida, Inc. (EFI) from 1999-2004. EFI is the state of Florida’s primary organization promoting statewide economic development through its public-private partnership.

Mr. Ambassador Ned Siegel presently serves on the Board of Directors of La Rosa Holdings Corp. . He also presently serves in an advisory capacity to the U.S. Medical Glove Company, Captis Intelligence, Inc., VisionWave Holdings, Inc., Potomac International Partners, Parallel Profile, Inc., and Maridose, LLC.

Mr. Ambassador Ned Siegel received a B.A. from the University of Connecticut in 1973 and J.D. from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina.

The Board believes that Mr. Ambassador Ned Siegel’s vast professional experience, education, and professional credentials qualify him to serve as a member of the Company’s Board Directors, and as a member of the Board’s committees.

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

Director Independence and Board Committees

An “independent director” is defined generally as a director that is not an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Mr. Steven Rossi, Dr. Lorenzo Rossi, Mr. Craig Loverock, Mr. William Caragol and Mr. Ambassador Ned L. Siegel serve as members of our Board of Directors. Our Board has determined that Mr. Craig Loverock, Mr. William Caragol and Mr. Ambassador Ned L. Siegel are “independent directors” as defined in The Nasdaq Stock Market LLC (“Nasdaq”) listing rules and under Rule 10-A-3(b)(1) of the Exchange Act and applicable SEC rules.

Audit Committee. We currently have a standing Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, each of whom is required to be independent and financially literate, with one qualifying as an “audit committee financial expert” as defined in applicable SEC rules. Messrs. Craig Loverock, William Caragol and Ned L. Siegel serve as members of our Audit Committee. Mr. Craig Loverock serves as the Audit Committee Chairman and qualifies as an “audit committee financial expert” under the SEC rules.

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

Compensation Committee. We have a standing Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent. Mr. William Caragol, Mr. Craig Loverock and Mr. Ambassador Ned L. Siegel serve as members of our Compensation Committee. Mr. William Caragol serves as the Compensation Committee Chairman.

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

Nominating and Corporate Governance Committee. We have a standing Nominating and Corporate Governance Committee. Mr. Craig Loverock, Mr. William Caragol and Mr. Ambassador Ned L. Siegel serve as members of the Nominating and Corporate Governance. Mr. Ambassador Ned L. Siegel serves as the Nominating and Corporate Governance Committee Chairman.

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

Meetings of the Board of Directors

During our fiscal year ended December 31, 2025, the Board met from time to time informally and acted by written consent on numerous occasions.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid during the years ended December 31, 2025 and 2024 in all capacities for our “named executive officers” which include: (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation for the last fiscal year exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided under (ii), except that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

Summary Compensation Table

Name and Position	Fiscal Year Ended December 31,	Salary ($)		Stock Awards ($)	Stock Options ($)		All Other Compensation		Total ($)
Steven Rossi, Chief Executive Officer, President (PEO)	2025	302,715	(1)	-	844,750	(3)	150,000	(5)	1,297,465
	2024	348,246	(2)	-	10,500	(4)	150,000	(6)	508,746

(1) Mr. Steven Rossi’s gross salary in 2025 was $300,000, which includes only consulting fees. He also received contributions towards health, dental, and vision coverage equaling $2,715 in the same year.

(2) Mr. Steven Rossi’s gross salary in 2024 was $187,000, which includes his base compensation plus an 8% vacation payout per paycheck. He additionally received $159,527 in consulting fees. He also received contributions towards health, dental, and vision coverage equaling $1,719 in the same year.

(3) On April 4, 2025, we granted Mr. Steven Rossi 30,000 nonqualified stock options with a strike price of $3.09 and a fair value of $2.86 as determined by use of the Black Scholes valuation model. On July 12, 2025, we granted Mr. Steven Rossi 215,000 NQSO stock options with a strike price of $3.80 and a grant date fair value of $3.53 as determined by use of the Black Scholes valuation model.

(4) On July 26. 2024, we amended Mr. Steven Rossi’s 2023 5,000 nonqualified stock options with a strike price of $36.10 to a strike price of $7.04. All other elements of the award were otherwise unchanged. Management determined the incremental fair value of the modification using Black Scholes.

(5) On February 12, 2026, the Board approved the issuance of a $150,000 cash bonus to Mr. Steven Rossi for his exemplary performance in 2025 pursuant to the terms of the Consulting Agreement, dated July 23, 2024.

(6) On February 14, 2025, the Board approved a bonus of $150,000 payable in cash to Mr. Steven Rossi for his achievements in leading and delivering outstanding results in 2024, pursuant to the terms of the Consulting Agreement, dated July 23, 2024.

Steven Rossi Employment and Consulting Arrangements

The Company previously entered into an employment agreement with Mr. Steven Rossi, its Chief Executive Officer, effective May 10, 2021 (the “Employment Agreement”), which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2021. Pursuant to the Employment Agreement, Mr. Steven Rossi served as the Company’s Chief Executive Officer and received an annual base salary of $300,000 and was eligible to receive an annual bonus equal to 50% of his base salary, subject to the achievement of performance goals established by the Compensation Committee of the Company’s Board of Directors.

The Employment Agreement had an initial term of five years commencing May 10, 2021, with automatic three-year renewal terms thereafter unless either party provided written notice of non-renewal at least 90 days prior to the applicable renewal date. The agreement also contained customary provisions relating to severance upon certain qualifying terminations, change in control benefits, indemnification, clawback and definitions of “Cause” and “Good Reason.”

On July 23, 2024, the Company terminated the Employment Agreement and entered into a consulting agreement with Steven Rossi and 2230164 Ontario Inc., an Ontario corporation owned by Mr. Steven Rossi (the “Consultant”) (the “Consulting Agreement”), which replaced the Employment Agreement in its entirety. The Consulting Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2024.

Pursuant to the Consulting Agreement, Mr. Steven Rossi continues to serve as the Company’s Chief Executive Officer and President, with services provided through the Consultant. The Consulting Agreement commenced on July 23, 2024 and continues until terminated in accordance with its terms. Because the Consultant is wholly owned by Mr. Steven Rossi, payments made to the Consultant under the Consulting Agreement are treated as compensation to Mr. Steven Rossi for purposes of the Company’s executive compensation disclosure.

Under the Consulting Agreement, the Consultant receives annual base fees of $300,000 and is eligible to earn an annual incentive bonus equal to 50% of the base fees based on performance goals established by the Compensation Committee of the Company’s Board of Directors, when constituted.

In connection with the Consulting Agreement, the Company granted the Consultant or Mr. Steven Rossi a non-qualified stock option to purchase 350,000 shares of the Company’s common stock for $7.042 per share. The option vests in equal quarterly installments over a five-year period and expires on the tenth anniversary of the date of grant, subject to the Consultant’s continued service with the Company. In the event of a change in control of the Company, the option will vest in full.

The Consulting Agreement may be terminated by the Company with or without cause or by the Consultant with or without good reason and contains customary provisions relating to change in control benefits, clawback and indemnification.

Mr. Steven Rossi provided services to the Company pursuant to the Consulting Agreement throughout the fiscal year ended December 31, 2025. The foregoing description of the Consulting Agreement is a summary and is qualified in its entirety by reference to the full text of the Consulting Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2024.

The table below sets forth the outstanding equity awards held by our named executive officers as of December 31, 2025.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2025

	Option Awards									Stock Awards
Name	Number of securities underlying exercised options (#)	Number of securities underlying unexercised options (#) exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)		Option expiration date		Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Steven Rossi, CEO & Pres. (PEO)	-	188,750	(1)(2)(3)(4)(5)(6)	491,250	(1)(2)(3)(4)(5)(6)		(1)(2)(3)(4)(5)(6)		(1)(2)(3)(4)(5)(6)	-	-

(1)	On August 6, 2021, we granted Mr. Steven Rossi an incentive stock option to purchase 10,000 shares of common stock for $55.00 per share under the Worksport Ltd. 2021 Equity Incentive Plan. The option vests 100% on the grant date. The expiration date of the option is August 6, 2026. During the year ended December 31, 2024, this stock option’s strike price was updated to $7.042.

(2)	On May 1, 2023, we granted Mr. Steven Rossi a non-qualified stock option to purchase 200,000 shares of common stock for $17.40 per share. Vesting is based upon the achievement of either the Company’s Market Capitalization or the Company’s Share Price. The grant vests in ten tranches. The first tranche vests once the Company either maintains a volume weighted average price of $20.00 or more for 10 consecutive trading days or reaches a market capitalization of $38,000,000, and an additional tranche representing 10% of the option grant vests for each dollar by which the volume weighted average price increases or for each additional $17,000,000 in which the Company’s market capitalization increases. 20% of the stock option has vested. The expiration date of the option is May 1, 2033. During the year ended December 31, 2024, this stock option’s strike price was updated to $7.042.

(3)	On July 21, 2023, we granted Mr. Steven Rossi a non-qualified stock option to purchase 5,000 shares of common stock for $36.10 per share under the Worksport Ltd. 2022 Equity Incentive Plan. The option vests 50% on the first annual anniversary of the grant date, and the other 50% vests on the second annual anniversary of the grant date. The expiration date of the option is July 21, 2028. During the year ended December 31, 2024, this stock option’s strike price was updated to $7.042.

(4)	On October 31, 2023, we granted Mr. Steven Rossi an incentive stock option to purchase 150,000 shares of common stock for $14.40 per share. Vesting is based upon the achievement of revenue-based milestones. The first tranche represents 20% of the option vests upon the achieving of an annual run rate revenue of $10,000,000 as measured by $2,500,000 of quarterly revenue, and an additional 20% vests for each $10,000,000 increase in annual run rates, each represented by an additional $2,500,000 of quarterly revenue. 40% of the stock option has vested. The expiration date of the option is October 31, 2033. During the year ended December 31, 2024, this stock option’s strike price was updated to $7.042.

(5)	On April 4, 2025, we granted Mr. Steven Rossi a non-qualified stock option to purchase 30,000 shares of common stock for $3.09 per share under the Worksport Ltd 2022 Equity Incentive Plan. The option vests 12.5% every three months beginning October 31, 2025. 12.5% of the stock option has vested. The expiration date of the option is April 3, 2035.

(6)	On July 12, 2025, we granted Mr. Steven Rossi a non-qualified stock option to purchase 215,000 shares of common stock for $3.89 per share. The option vests 50% on the first anniversary of the grant date, and the other 50% vests on the second annual anniversary of the grant date. The expiration date of the option is July 12, 2035.

Equity Incentive Plans

2015 Equity Incentive Plan

In July 2015, our Board and shareholders adopted the Worksport Ltd. 2015 Equity Incentive Plan (the “2015 Plan”), effective as of July 5, 2015. The 2015 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2015 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of any affiliate and provide a means by which the eligible recipients may benefit from increases in value of our common stock. The Board reserved 50,000 shares of common stock issuable upon the grant of awards under the 2015 Plan. As of December 31, 2025, 2,000 shares of common stock remain available under the 2015 Plan.

2021 Equity Incentive Plan

On March 31, 2021, our Board and shareholders adopted the Worksport Ltd. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2021 Plan is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of any affiliate and provide a means by which the eligible recipients may benefit from increases in value of our common stock. The Board reserved 125,000 shares of common stock issuable upon the grant of awards under the 2021 Plan. As of December 31, 2025, 1,000 shares of common stock were available under the 2021 Plan.

2022 Equity Incentive Plan

In September 2022 and November 2022, our Board and shareholders, respectively, approved and adopted the Worksport Ltd. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan authorizes the grant of the following types of stock awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock units, (vi) performance units, (vii) performance shares and (vii) other awards as the administrator may determine. The 2022 Plan is to be administered by the Board, the Compensation Committee or any other committee appointed by the Board. The 2022 Plan is intended to (i) attract and retain the best available personnel for positions of substantial responsibility, (ii) provide incentives to individuals who perform services for us and (iii) promote the success of our business. The 2022 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31st of the prior calendar year minus the total number of shares reserved and available for issuance under the 2015 Plan and 2021 Plan. In December 2025, the evergreen formula was modified to equity 18% of the total number of shares of common stock outstanding on December 31st of the prior calendar year. As of December 31, 2024, 27,909 shares of common stock were available under the 2022 Plan. The number of shares of common stock authorized under the 2022 Plan as of January 1, 2025, was 303,311. As of December 31, 2025, 27,909 shares of common stock were available under the 2022 Plan. The number of shares of common stock authorized under the 2022 Plan as of January 1, 2025, was 428,431. As of December 31, 2025, 20,158 shares of common stock were available under the 2022 Plan. The number of shares of common stock authorized under the 2022 Plan as of January 1, 2026, was 1,592,640.

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

During 2025, Steven Rossi, Lorenzo Rossi, Craig Loverock, Bill Caragol, and Ned L. Siegel were compensated for their services.

Director Compensation (1)

As of December 31, 2025

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
Craig Loverock	46,343	(1)	-	20,020	(4)	35,300	(5)	-	101,663
William Caragol	75,000		-	20,020	(4)	176,500	(5)	-	271,520
Ned L. Siegel	70,000		-	20,020	(4)	35,300	(5)	-	125,320
Lorenzo Rossi	70,000	(2)	-	59,500	(3)	35,300	(5)	-	164,800

(1) Payments were made in CAD and converted to USD using the 2025 average rate of 0.7154.

(2) Dr. Lorenzo Rossi’s fees earned in 2025 was $70,000 ($97,847 CAD). The payments were made in CAD and converted to USD using the 2025 average exchange rate of 0.7154.

(3) On March 7, 2025, we granted Dr. Lorenzo Rossi a non-qualified stock option to purchase 10,000 shares of common stock under the 2022 Equity Incentive Plan at a strike price of $5.95 and a fair value of $5.95 as determined by use of the Black Scholes valuation model. The option expires on March 7, 2035.

(4) On April 4, 2025, we granted each independent director a non-qualified stock option to purchase 7,000 shares of common stock under the 2022 Equity Incentive Plan at a strike price of $3.09 and a fair value of $2.86 as determined by use of the Black Scholes valuation model. The options expire on April 4, 2035. Under these same terms, we granted Mr. Steven Rossi a non-qualified stock option to purchase 30,000 shares of common stock.

(5) On July 12, 2025, we granted Mr. Craig Loverock, Mr. Ambassador Ned Siegel, and Dr. Lorenzo Rossi non-qualified stock options to purchase 10,000 shares of common stock at a strike price of $3.89 per share and a fair value of $3.53 as determined by use of the Black Scholes valuation model. The options expire on July 12, 2035. Under these same terms, we granted Mr. William Caragol and Mr. Steven Rossi non-qualified stock options to purchase 50,000 and 215,000 shares of common stock, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by (a) each shareholder who is known to us to beneficially own more than 5% of our common stock, (b) directors, (c) our executive officers, and (d) all executive officers and directors as a group. Beneficial ownership is determined according to the SEC rules, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options, warrants and other securities convertible or exercisable into shares of common stock, provided that such securities are currently exercisable or convertible within 60 days of March 26, 2026. Each director or officer, as the case may be, has furnished us with information with respect to their beneficial ownership. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their common stock.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (2)
Directors and Executive Officers:

Steven Rossi —CEO, President, and Chairman	628,838	(3)	5.30%

Michael Johnston —CFO	-		0.00%

Lorenzo Rossi —Director	38,750	(4)	0.33%

Craig Loverock —Director	19,563	(5)	0.16%

William Caragol —Director	19,563	(6)	0.16%

Ned L. Siegel —Director	19,563	(7)	0.16%

All officers and directors as a group (6 persons)	726,277		6.12%

5%+ Shareholders:

*Less than 1%.

(1) Unless otherwise indicated, the address for each person is c/o Worksport Ltd., 2500 N America Drive, West Seneca, NY 14224.

(2) Based on 11,885,519 shares of common stock outstanding as of March 26, 2026.

(3) Includes (i) 10,000 shares of common stock issuable upon the exercise of vested options at a price of $7.042 per share until August 6, 2026, (ii) 5,000 shares of common stock issuable upon the exercise of vested options at a price of $7.042 per share until July 21, 2028, (iii) 350,000 of issuable stock upon the completion of milestones; 70,000 of these stock options have vested while the remaining 280,000 stock options are deemed unlikely to vest in the near future, and (iv) 11,250 shares of common stock issuable upon the exercise of vested options at a price of $3.09 per share until April 4, 2035. Mr. Steven Rossi also owns 100 shares of Series A Preferred Stock - entitling him to 51% of the voting power of the corporation. Mr. Steven Rossi holds 252,588 shares with our transfer agent - 3,333 of which he purchased on November 19, 2024.

(4) Includes (i) 5,000 shares of common stock issuable upon the exercise of vested options at a price of $5.95 per share until March 7, 2035, (ii) 3,750 shares of common stock issuable upon the exercise of vested options at a price of $3.89 per share until July 12, 2035, and (iii) 30,000 of issuable stock upon the completion of milestones; 7,500 of these performance stock units have vested while the remaining 22,500 are deemed unlikely to vest in the near future.

(5) Includes (i) 1,500 shares of restricted shares of common stock granted on September 6, 2021 and that vested on September 6, 2021, (ii) 1,500 shares of common stock issuable upon the exercise of vested options at a price of $55.00 per share until July 23, 2026, (iii) 1,500 shares of common stock issuable upon the exercise of vested options at a price of $36.10 per share until July 21, 2028, (iv) 3,000 shares of common stock issuable upon the exercise of vested options at a price of $25.10 per share until December 29, 2026, (v) 8,000 shares of common stock issuable upon the exercise of vested options at a price of $16.60 per share until January 30, 2033, and (vi) 2,625 shares of common stock issuable upon the exercise of vested options at a price of $7.042 per share until July 23, 2034. All of these stock options have been subsequently repriced to $7.042 per share,

(6) Includes (i) 1,500 shares of restricted shares of common stock granted on September 6, 2021 and that vested on September 6, 2021, (ii) 1,500 shares of common stock issuable upon the exercise of vested options at a price of $55.00 per share until August 6, 2026, (iii) 750 shares of common stock issuable upon the exercise of vested options at a price of $36.10 per share until July 21, 2028, (iv) 3,000 shares of common stock issuable upon the exercise of vested options at a price of $25.10 per share until December 29, 2026, (v) 8,000 shares of common stock issuable upon the exercise of vested options at a price of $16.60 per share until January 30, 2033, (vi) 2,188 shares of common stock issuable upon the exercise of vested options at a price of $7.042 per share until July 23, 2034, and (vii) 2,625 shares of common stock issuable upon the exercise of vested options at a price of $3.09 per share until April 4, 2035. Stock options (ii) – (v) have been subsequently repriced to $7.042 per share.

(7) Includes (i) 1,500 shares of restricted shares of common stock granted on September 6, 2021 and that vested on September 6, 2021, (ii) 1,500 shares of common stock issuable upon the exercise of vested options at a price of $55.00 per share until August 6, 2026, (iii) 750 shares of common stock issuable upon the exercise of vested options at a price of $36.10 per share until July 21, 2028, (iv) 3,000 shares of common stock issuable upon the exercise of vested options at a price of $25.10 per share until December 29, 2026, (v) 8,000 shares of common stock issuable upon the exercise of vested options at a price of $16.60 per share until January 30, 2033, (vi) 2,188 shares of common stock issuable upon the exercise of vested options at a price of $7.042 per share until July 23, 2034, and (vii) 2,625 shares of common stock issuable upon the exercise of vested options at a price of $3.09 per share until April 4, 2035. Stock options (ii) – (v) have been subsequently repriced to $7.042 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

(As of December 31, 2025)

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2015 Equity Incentive Plan:
Equity compensation plans approved by security holders	50,000	$7.042	2,000
Equity compensation plans not approved by security holders	-	-	-
Total	50,000	$7.042	2,000

2021 Equity Incentive Plan:
Equity compensation plans approved by security holders	124,000	$7.042	1,000
Equity compensation plans not approved by security holders	-	$-	-
Total	124,000	7.042	1,000

2022 Equity Incentive Plan: (1)
Equity compensation plans approved by security holders	428,431	$5.31	20,158
Equity compensation plans not approved by security holders	-	-	-
Total	428,431	$5.31	20,158

Total	602,431	$5.82	23,158

(1)	The 2022 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1st of each calendar year during the term of the 2022 Plan, beginning with the calendar year 2023, by an amount of shares of common stock so that the total amount of common stock available under the 2022 Plan is equal to 15% of the total number of shares of common stock outstanding on December 31st of the prior calendar year minus the total number of shares reserved and available for issuance under the 2015 Plan and 2021 Plan. During December 2025, the board approved an increase to the allocation percentage under the 2022 Plan to 18%. The number of shares of common stock authorized under the 2022 Plan as of January 1, 2026 was 1,572,640.

Changes in Control

There are no arrangements, to our knowledge, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions entered since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed $120,000 (or, if less, 1% of the average of our total assets amounts as of December 31, 2025), and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Forbes Anderson Limited, an accounting firm based in Ontario, Canada and managed by Worksport’s Chief Financial Officer, Michael Johnston, received $34,399 ($48,000 CAD) based on the 2025 average exchange rate for services rendered within the fiscal year ended December 31, 2025.

The Company has entered into a consulting agreement with Steven Rossi and 2230164 Ontario Inc., an Ontario corporation owned by Mr. Steven Rossi, pursuant to which Mr. Steven Rossi continues to serve as the Company’s Chief Executive Officer and President through such entity. Payments under the consulting agreement are made to the consulting entity owned by Mr. Steven Rossi and are treated as compensation to Mr. Steven Rossi for purposes of the Company’s executive compensation disclosure.

For a description of the material terms of the consulting agreement, see “Executive Compensation — Steven Rossi Employment and Consulting Arrangements.” During the fiscal year ended December 31, 2025, the Company paid aggregate consulting fees of $300,000 to 2230164 Ontario Inc. pursuant to the consulting agreement.

Lorenzo Rossi, the father of Steven Rossi, the Company’s Chief Executive Officer, serves as the Chief Executive Officer of the Company’s subsidiary, Terravis Energy. During the fiscal year ended December 31, 2025, Lorenzo Rossi received total compensation of approximately $186,000 in connection with his services to Terravis Energy. Mr. Steven Rossi does not participate in decisions regarding the compensation of his father. The compensation of Lorenzo Rossi is determined by the Compensation Committee of the Board of Directors, and Steven Rossi does not participate in decisions regarding such compensation.

Controlling Persons

Steven Rossi, the Company’s Chief Executive Officer, owns 100 shares of the Company’s Series A Preferred Stock, representing all of the outstanding shares of Series A Preferred Stock. Pursuant to the Certificate of Designations governing the Series A Preferred Stock, the Series A Preferred Stock votes together with the Company’s common stock on all matters submitted to a vote of stockholders, unless otherwise prohibited by law, and possesses voting power equal to 51% of the aggregate voting power of the Company’s outstanding voting securities. As a result, Mr. Steven Rossi has the ability to control the outcome of matters submitted to a vote of the Company’s stockholders.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On November 18, 2022, we appointed Lumsden & McCormick, LLP to serve as our independent auditor. We incurred fees from Lumsden & McCormick, LLP for the year ended December 31, 2025 and 2024, as discussed below:

	Fiscal Year Ended December 31,
	2025	2024
Audit Fees	$182,000	$110,000
Audit-Related Fees (1)	$-	$19,300
Tax Fees	$53,000	$22,000
All Other Fees	$-	$36,000
Total	$235,000	$187,300

(1)	Fees incurred in conjunction with consents for various registration statements filed during 2024; Included in Audit Fees in 2025.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.:	Description:	Previously Filed and Incorporated by Reference Herein:	Exhibit Number:
1.1	At the Market Offering Agreement, dated September 30, 2022, by and between the Company and H.C. Wainwright & Co., LLC.	Form S-3 (333-267696) filed September 30, 2022	1.1
1.2	Amendment, dated November 14, 2025, to the At the Market Offering Agreement, dated September 30, 2022, by and between the Company and H.C. Wainwright & Co., LLC	Form S-3 (File No. 333-291582) filed November 14, 2025	1.2
3.1	Amended and Restated Articles of Incorporation of Worksport Ltd. filed with the Nevada Secretary of State on May 7, 2021	Form S-1 (File No. 333-256142) filed May 14, 2021	3.1
3.1.1	Amended and Restated Certificate of Designation of the Series A Preferred Stock filed with the Nevada Secretary of State on March 20, 2019	Form S-1 (File No. 333-256142) filed May 14, 2021	3.1.1
3.1.2	Series B Preferred Stock Certificate of Designation filed with the Nevada Secretary of State on May 18, 2020	Form S-1 (File No. 333-256142) filed May 14, 2021	3.1.2
3.1.3	Amendment to the Amended and Restated Certificate of Designation of the Series A Preferred Stock filed with the Nevada Secretary of State on May 7, 2020	Form S-1 (File No. 333-256142) filed May 14, 2021	3.1.3
3.1.4	Amendment to the Amended and Restated Articles of Incorporation filed May 21, 2021 effecting the 1-for-20 Reverse Stock Split	Amendment No. 1 to Form S-1 (File No. 333-256142) filed July 8, 2021	3.1.4
3.1.5	Certificate of Change to the Articles of Incorporation of Worksport Ltd., filed on March 14, 2025 to effect a 1-for-10 Reverse Stock Split of outstanding and authorized common stock	Form 8-K filed March 21, 2025	3.1
3.1.6 *	Amendment to the Articles of Incorporation effective March 19, 2025
3.1.7	Certificate of Designation of 8% Series C Convertible Preferred Stock	Form 8-K filed June 18, 2025	3.1
3.2	Amended and Restated Bylaws	Form 8-K, filed October 28, 2021	3.1
3.3	Articles of Merger of TMAN Global.com, Inc. and Franchise Holdings International, Inc.	Form 10-K for the fiscal year ended December 31, 2018 filed May 13, 2019	3.1
4.1	Form of Representative Warrant	Amendment No. 2 to Form S-1 (File No. 333-256142) filed July 16, 2021	4.2
4.2	Form of Common Stock Purchase Warrant used in 2021 Private Placement	Amendment No. 2 to Form S-1 (File No. 333-256142) filed July 16, 2021	4.3
4.3	Form of Pre-Funded Warrant, dated November 2, 2023	Form 8-K filed November 3, 2023	4.1

Exhibit No.:	Description:	Previously Filed and Incorporated by Reference Herein:	Exhibit Number:
4.4	Form of Warrant, dated November 2, 2023	Form 8-K filed November 3, 2023	4.2
4.5	Form of Pre-Funded Warrant, dated March 20, 2024	Form 8-K filed March 20, 2024	4.1
4.6	Form of Warrant, dated March 20, 2024	Form 8-K filed March 20, 2024	4.2
4.7	Form of Inducement Warrant, dated March 3, 2025	Form 8-K filed February 28, 2025	4.1
4.8	Form of Inducement Warrant, dated December 12, 2025	Form 8-K filed December 11, 2025	4.1
4.9	Form of Common Stock Purchase Warrant	Form 8-K filed June 18, 2025	10.3
4.10	Description of Registrant’s Securities	Form 10-K for the fiscal year ended December 31, 2022 filed March 31, 2023	4.1
10.1	Patent License Agreement, dated November 26, 2014	Form 8-K filed December 17, 2014	10.2
10.2†	Employment Agreement, dated May 10, 2021, between Worksport Ltd. and Steven Rossi	Form 8-K filed May 12, 2021	10.1
10.3†	Worksport Ltd. 2015 Equity Incentive Plan	Amendment No. 1 to Form S-1 (File No. 333-256142) filed July 8, 2021	10.15
10.4	Lease Agreement, dated April 16, 2021, between Worksport Ltd. and Majorcon Holdings, Inc. re 7299 East Danbro Crescent	Amendment No. 1 to Form S-1 (File No. 333-256142) filed July 8, 2021	10.16
10.5†	Worksport Ltd. 2021 Equity Incentive Plan	Form 10-K for the fiscal year ended December 31, 2022 filed March 31, 2023	10.20
10.6†	Worksport Ltd. 2022 Equity Incentive Plan	Form 10-K for the fiscal year ended December 31, 2022 filed March 31, 2023	10.21
10.7†	Performance Stock Unit award, dated November 11, 2022, to Steven Rossi	Form 10-Q for the fiscal quarter ended September 30, 2022 filed November 14, 2022	10.1
10.8†	Performance Stock Unit award, dated November 11, 2022, to Lorenzo Rossi	Form 10-Q for the fiscal quarter ended September 30, 2022 filed November 14, 2022	10.2
10.9†	Restricted Stock Award, dated November 11, 2022, to Steven Rossi	Form 10-Q for the fiscal quarter ended September 30, 2022 filed November 14, 2022	10.3
10.10	Form of Securities Purchase Agreement, dated October 31, 2023	Form 8-K filed November 3, 2023	10.1
10.11	Form of Securities Purchase Agreement, dated March 18, 2024	Form 8-K filed March 20, 2024	10.1
10.12	Loan Agreement dated as of May 4, 2022, by and between the Company and Northeast Bank	Form 10-K for the fiscal year ended December 31, 2023 filed March 28, 2024	10.29
10.13†	Consulting Agreement dated as of July 23, 2024, by and between the Company and Steven Rossi	Form 8-K filed July 26, 2024	10.1
10.14	Credit and Security Agreement dated September 4, 2024, between Worksport USA Operations Corporation and Loeb Term Solutions LLC	Form 8-K filed September 10, 2024	10.1

Exhibit No.:	Description:	Previously Filed and Incorporated by Reference Herein:	Exhibit Number:
10.15	Term Promissory Note, dated September 4, 2024, by Worksport USA Operations Corporation to the benefit of Loeb Term Solutions LLC	Form 8-K filed September 10, 2024	10.2
10.16	Guaranty dated September 4, 2024 by Worksport Ltd.	Form 8-K filed September 10, 2024	10.3
10.17	Guaranty dated September 4, 2024 by Worksport New York Operations Limited	Form 8-K filed September 10, 2024	10.4
10.18	Security Agreement dated September 4, 2024 by Worksport USA Operations Corporation	Form 8-K filed September 10, 2024	10.5
10.19	Security Agreement dated September 4, 2024 by Worksport Ltd.	Form 8-K filed September 10, 2024	10.6
10.20	Security Agreement dated September 4, 2024 by Worksport New York Operations Limited.	Form 8-K filed September 10, 2024	10.7
10.21	Form of Inducement Letter, dated February 27, 2025	Form 8-K filed February 28, 2025	10.1
10.22	Form of Inducement Letter, dated December 11, 2025	Form 8-K filed December 11, 2025	10.1
10.23	Revolving Financing And Assignment Agreement, dated July 19, 2024, by and between Worksport New York Operations Corporation and Worksport USA Operations Corporation and Amerisource Funding, Inc.	Form 8-K filed July 25, 2024	10.1
10.24	Amended, Restated and Consolidated Commercial Promissory Note, dated July 19, 2024, by Worksport New York Operations Corporation, and Worksport USA Operations Corporation to the benefit of Amerisource Funding, Inc.	Form 8-K filed July 25, 2024	10.2
10.25	Securities Purchase Agreement, dated September 19, 2024	Form 8-K filed September 20, 2024	10.1
10.26	Stock Purchase Agreement, dated as of November 19, 2024	Form 8-K filed November 21, 2024	10.1
10.27	Selling Agency Agreement dated as of May 27, 2025, by and between the Company and Digital Offering LLC	Form 8-K filed June 18, 2025	10.1
10.28	Form of Subscription Agreement	Form 8-K filed June 18, 2025	10.2
14.1	Code of Ethics	Form 8-K filed July 2, 2021	14.1
19.1	Insider Trading Policy and Procedures	Form 10-K for the fiscal year ended December 31, 2024 filed March 27, 2025	19.1
21.1	List of Subsidiaries	Form 10-K for the fiscal year ended December 31, 2024 filed March 31, 2025	21.1

Exhibit No.:	Description:	Previously Filed and Incorporated by Reference Herein:	Exhibit Number:
23.1*	Consent of Lumsden & McCormick, LLP
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy	Form 10-K for the fiscal year ended December 31, 2024 filed March 27, 2025	97.1
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File.

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

WORKSPORT LTD

Dated: March 26, 2026	/s/ Steven Rossi
Steven Rossi
President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Rossi	President, Chief Executive Officer and	March 26, 2026
Steven Rossi	Chairman of the Board of Directors(Principal Executive Officer)

/s/ Michael Johnston	Chief Financial Officer	March 26, 2026
Michael Johnston	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lorenzo Rossi	Director	March 26, 2026
Lorenzo Rossi

/s/ Craig Loverock	Director	March 26, 2026
Craig Loverock

/s/ William Caragol	Director	March 26, 2026
William Caragol

/s/ Ned L. Siegel	Director	March 26, 2026
Ned L. Siegel

