Form 10-Q
period 2026-03-31
Worksport Ltd
filed 2026-05-13
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2026

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

As of May 13, 2026, the Registrant had 12,531,540 shares of common stock, par value $0.001 per share, issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$566,583	$5,945,894
Accounts receivable, net	480,212	503,971
Other receivable	290,298	278,027
Inventory (Note 3)	11,622,889	9,530,671
Prepaid expenses and other (Note 6)	510,219	530,861
Total current assets	13,470,201	16,789,424
Investments	67,033	67,033
Property and equipment, net (Note 4)	13,340,898	12,688,488
Operating lease right-of-use assets (Note 11)	244,857	272,598
Intangible assets, net (Note 5)	757,812	896,531
Total assets	$27,880,801	$30,714,074
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,843,212	$3,107,085
Accrued liabilities and other	1,019,465	1,400,730
Accrued compensation	380,825	420,210
Long-term debt, current portion (Note 12)	2,531,178	1,686,809
Lease liability, current portion (Note 11)	115,980	113,012
Total current liabilities	6,890,660	6,727,846
Lease liability, excluding current portion (Note 11)	128,877	159,526
Long-term debt, excluding current portion (Note 12)	884,256	950,481
Total liabilities	7,903,793	7,837,853

Shareholders’ equity
Series A, B and Series C preferred stock, $0.001 par value, 10,000,000 shares authorized, 100 Series A, 0 Series B, and 427,612 and 427,812 Series C issued and outstanding, respectively (Note 7)	428	428
Common stock, $0.001 par value, 45,000,000 shares authorized, 11,925,471 and 9,814,665 shares issued and outstanding, respectively (Note 7)	11,925	9,814
Additional paid-in capital	107,537,779	101,357,686
Share subscriptions receivable	(1,577)	(55,684)
Share subscriptions payable	2,166,063	5,446,347
Accumulated deficit	(89,729,030)	(83,873,790)
Cumulative translation adjustment	(8,580)	(8,580)
Total shareholders’ equity	19,977,008	22,876,221
Total liabilities and shareholders’ equity	$27,880,801	$30,714,074

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months ended March 31,
	2026	2025

Net sales	$3,312,800	$2,240,005
Cost of sales	2,458,854	1,843,784
Gross profit	853,946	396,221

Operating expenses
Research and development	205,333	369,601
General and administrative	4,239,154	3,414,822
Sales and marketing	2,155,867	869,749
(Gain) loss on foreign exchange	(2,231)	(1,645)
Total operating expenses	6,598,123	4,652,527
Loss from operations	(5,744,177)	(4,256,306)

Other income (expense)
Interest expense	(92,383)	(195,438)
Other	8,038	(8,720)
Total other income (expense)	(84,345)	(204,158)

Net loss	$(5,828,522)	$(4,460,464)

Loss per share (basic and diluted) (Note 13)	$(0.54)	$(1.05)
Weighted average number of shares (basic and diluted)	10,778,204	4,262,474

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Share Subscriptions	Share Subscription	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	Equity
Balance at January 1, 2025	100	$-	4,016,205	$4,016	$79,781,674	$(1,577)	$2,115,064	$(64,476,966)	$(8,580)	$17,413,631
Issuance for services and subscriptions payable	-	-	1,033	1	579,445	-	22,170	-	-	601,616
Shares issued (Note 7)	-	-	22,725	22	185,852	-	-	-	-	185,874
Warrant exercise (Note 14)	-	-	755,558	756	3,579,763	-	2,804,321	-	-	6,384,840
Net loss	-	-	-	-	-	-	-	(4,460,464)	-	(4,460,464)
Balance at March 31, 2025	100	$-	4,795,521	$4,795	$84,126,734	$(1,577)	$4,941,555	$(68,937,430)	$(8,580)	$20,125,497

Balance at January 1, 2026	427,912	$428	9,814,665	$9,814	$101,357,686	$(55,684)	$5,446,347	$(83,873,790)	$(8,580)	$22,876,221
Issuance for services and subscriptions payable	-	-	-	-	712,822	-	34,868	-	-	747,690
Shares issued (Note 7)	-	-	1,468,606	1,469	2,152,761	-	-	-	-	2,154,230
Shares issued (Note 14)	-	-	642,000	642	3,314,510	-	(3,315,152)	-	-	-
Proceeds from escrow pursuant to Reg-A	-	-	-	-	-	54,107	-	-	-	54,107
Series C preferred stock conversions	(200)	-	200	-	-	-	-	-	-	-
Dividends payable to Series C Preferred shareholders (Note 7)	-	-	-	-	-	-	-	(26,718)	-	(26,718)
Net loss	-	-	-	-	-	-	-	(5,828,522)	-	(5,828,522)
Balance at March 31, 2026	427,712	$428	11,925,471	$11,925	$107,537,779	$(1,577)	$2,166,063	$(89,729,030)	$(8,580)	$19,977,008

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,828,522)	$(4,460,464)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	747,690	608,353
Depreciation and amortization	426,229	444,966
Change in operating lease	60	4,100
	(4,654,543)	(3,403,045)
Changes in operating assets and liabilities (Note 10)	(3,580,211)	(436,873)
Net cash provided by (used in) operating activities	(8,234,754)	(3,839,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(103,643)	(201,459)
Purchase of intangible assets	-	(256,883)
Net cash provided by (used in) investing activities	(103,643)	(458,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance cost	2,154,230	179,137
Proceeds from issuance of Reg-A units, net of issuance cost	54,107	-
Proceeds from warrant exercise	-	6,384,840
Proceeds from line of credit	4,196,292	110,821
Repayments on line of credit	(3,366,701)	(2,131,871)
Repayments on long-term debt	(51,447)	(47,394)
Dividends paid to Series C Preferred shareholders	(27,395)	-
Net cash provided by (used in) financing activities	2,959,086	4,495,533

Increase (decrease) in cash and cash equivalents	(5,379,311)	197,273
Cash and cash equivalents - beginning of period	5,945,894	4,883,099
Cash and cash equivalents - end of period	$566,583	$5,080,372

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$92,000	$140,000
Non-cash investing activities and financing activities
Capital expenditures included in accounts payable	$878,537	$-

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1- Description of Business and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2025. All references to years in these financial statements are fiscal years.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The Company reclassified professional fees of $426,041 for the three months ended March 31, 2025 from professional fees to general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. This change better aligns the nature of the expenses that support the Company’s administrative efforts. The Company reclassified interest income of $8,134 for the three months ended March 31, 2025 from interest income to other in the condensed consolidated statements of operations and comprehensive loss to conform with current year presentation.

Recent accounting pronouncements

Recent accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This ASU enhances disclosure of specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to prescriptive and sequential software development stages and will now require public business entities to start capitalizing software costs when management has authorized and committed to funding the software project and is probable that project will be completed and the software will be used to perform the function intended. The ASU also specifies that the disclosures in Subtopic 360-10, Property, Plant and Equipment – Overall, are required for all capitalized internal-use software costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This ASU amends Topic 270 by improving the navigability of the required interim disclosures and clarifying when the guidance is applicable. The amendment provides additional guidance on when disclosures should be provided in interim reporting periods and requires entities to disclose events since the end of the last annual reporting period that have a material impact on the Company. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.

The Company considers the applicability and impact of all ASUs. ASUs not listed were assessed and determined to be either not applicable or had or are expected to have an immaterial impact on the financial statements and related disclosures.

Note 2 - Going Concern

As of March 31, 2026, the Company had $566,583 in cash and cash equivalents. The Company also has availability on its revolving line of credit of $2,479,490. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. As of March 31, 2026, the Company had an accumulated deficit of $89,729,030.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended March 31, 2026, the Company had net losses of $5,828,522 (2025 - $4,460,464). As of March 31, 2026, the Company had working capital of $6,579,541 (December 31, 2025 – $10,061,578) and had an accumulated deficit of $89,729,030 (December 31, 2025 - $83,873,790). The Company has not generated profit from operations since inception and to date has relied on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase and margins improve. As of March 31, 2026, the Company had cash and cash equivalents of $566,583 (December 31, 2025 - $5,945,894). Despite the Company having completed its purchasing of large manufacturing machinery for phase one output levels, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its ramp-up of manufacturing and increasing sales volumes in 2026, which should mitigate the effects of operational costs on cash and cash equivalents as it releases new product lines; this view is supported by the fact that the manufacturing facility of the Company was completed for initial production output in 2023 and quickly began improving output and sales beginning in 2024 and continuing into 2026.

The Company has successfully raised capital in recent periods and believes it is positioned to do so again if deemed necessary or strategically advantageous.

On September 30, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $13.0 million through Wainwright as sales agent under the Company’s shelf registration statement on Form S-3 (File No. 333-267696), including the related base prospectus and prospectus supplement dated October 13, 2022. Sales of shares of common stock through Wainwright, if any, were made pursuant to an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the ATM Agreement, Wainwright is entitled to a commission equal to 3.0% of the gross proceeds from shares sold under the ATM Agreement, and the Company also agreed to reimburse Wainwright for certain specified expenses.

Because the Company’s public float was below $75.0 million, sales under the ATM Agreement were subject to the limitations of General Instruction I.B.6 of Form S-3. Accordingly, on November 5, 2024 and December 13, 2024, the Company filed prospectus supplements to update the amount of securities then eligible for sale under the ATM Agreement based on the Company’s public float and prior sales during the applicable rolling 12-month period. The Company’s registration statement on Form S-3 (File No. 333-267696) expired on October 13, 2025. Through the expiration date, the Company had sold 872,027 shares of common stock under the ATM Agreement for aggregate gross proceeds of approximately $6,751,381.

On November 14, 2025, the Company and Wainwright entered into an amendment to the ATM Agreement in connection with the Company’s new shelf registration statement on Form S-3 (File No. 333-291582). Pursuant to the amended ATM Agreement and the related base prospectus and prospectus supplement dated December 12, 2025, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $4.0 million through Wainwright as sales agent. Because the Company’s public float remains below $75.0 million, sales under the ATM Agreement remain subject to the limitations of General Instruction I.B.6 of Form S-3, which limits the amount of securities the Company may sell in primary offerings during any rolling 12-month period. During the three months ended March 31, 2026, the Company sold 1,468,606 shares of common stock pursuant to the ATM Agreement for aggregate gross proceeds of approximately $2,232,530, resulting in net proceeds to the Company of approximately $2,154,230 after deducting commissions and offering expenses.

On November 2, 2023, the Company consummated a registered direct offering pursuant to which the Company issued 192,500 shares of common stock and 157,500 pre-funded warrants to an institutional investor for a total net proceeds of $4,261,542. Concurrently with the registered direct offering, the Company issued the same institutional investor 700,000 warrants in a private sale. The warrants are exercisable for 700,000 shares of common stock for $13.40 per share six months after issuance and until five and a half 5.5 years from the issuance date, subject to beneficial ownership limitations as described in the warrants. The Company registered the 700,000 shares of common stock underlying the warrants on a registration statement on Form S-1 (File No. 333-276241) declared effective by the SEC on December 29, 2023.

On March 20, 2024, the Company consummated a registered direct offering pursuant to the prospectus supplement dated March 18, 2024 to the Company’s effective shelf registration statement on Form S-3 (File No. 333-267696), pursuant to which the Company issued 237,224 shares of common stock and 147,789 pre-funded warrants to purchase shares of common stock to the same institutional investor as in the Company’s registered direct offering on November 2, 2023, for a total net proceeds of $2,629,083. Concurrently with the registered direct offering, the Company issued the institutional investor 770,026 warrants in a private sale. The warrants became exercisable six months following issuance at an exercise price of $7.40 per share and expire five and one-half years from the issuance date, subject to beneficial ownership limitations contained. The Company registered the resale of the 770,026 shares of common stock underlying the warrants pursuant to a registration statement on Form S-1 (File No. 333-278461) which was declared effective by the SEC on April 8, 2024.

On May 29, 2024, Worksport sent an inducement letter to a shareholder offering an option to exercise their warrants at a reduced exercise price of $5.198 per warrant. In turn, Worksport offered the shareholder new warrants to purchase up to 1,295,000 warrant shares with an exercise price of $5.198. The shares had a term of 5.5 years, with a 6-month required holding period.

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

On June 13, 2025, Worksport completed the initial closing of its Regulation A offering whereby up to 3,100,000 Units may be sold at an offering price of $3.25 per unit. Each Unit consists of one share of 8% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and one warrant for the right to purchase one (1) share of common stock, $0.001 par value with an exercise price of $4.50 per share. The qualified Regulation A offering is expected to generate gross proceeds of $10,000,000. The Company completed the Regulation A offering in October 2025. The Company completed 32 tranches and received proceeds of $9,092,414 (net of issuance cost of $899,997).

On December 11, 2025, the Company entered into a warrant inducement agreement (the “Inducement”) with the holder of existing warrants to purchase an aggregate of 2,194,526 shares at a reduced exercise price of $2.90. Pursuant to the Inducement, the exercising holder of the existing warrants received 3,840,421 inducement warrants, and the Company received $6,364,000 from the exercise of the existing warrants. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from both the adjustment in exercise price of the existing warrants and the fair value of the inducement warrants issued using the Black Scholes model. The total incremental fair value of $4,485,000 is recorded as a non-cash deemed dividend. The proceeds of the warrant inducement and issuance of 916,000 shares of common stock are recorded as additional paid in capital. The obligation to issue the remaining 1,278,526 shares was satisfied during the three months ended March 31, 2026.

To date, the Company’s primary sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. Management is focused on transitioning towards revenue as its primary source of liquidity by growing existing product offerings as well as the Company’s customer base. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot provide assurances it will be able to raise additional capital on acceptable terms, or at all.

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

Note 3 - Inventories

Inventories, net of reserves, consists of:

	March 31, 2026	December 31, 2025
Raw materials	$5,417,628	$5,405,618
Finished goods	5,347,580	3,368,509
Work in progress	857,681	756,544
Inventories, net	$11,622,889	$9,530,671

Note 4 - Property and Equipment

Property and equipment consist of:

	March 31, 2026	December 31, 2025
Building	$6,079,410	$6,079,410
Manufacturing equipment	6,584,246	6,519,571
Land	2,239,405	2,239,405
Leasehold improvements	503,972	489,722
Product molds	524,476	524,476
Warehouse equipment	527,015	503,297
Electrical equipment	183,977	183,977
Automobile	242,642	242,642
Furniture	149,883	149,883
Computers	101,058	101,058
Construction in progress	879,537	-
Property and equipment, at cost	18,015,621	17,033,441
Less accumulated depreciation	(4,674,723)	(4,344,953)
Property and equipment, net	$13,340,898	$12,688,488

Construction in progress includes the acquisition and installation of manufacturing equipment to support ongoing production. As of March 31, 2026, the Company had an outstanding contractual obligation of approximately $2.1 million related to the acquisition of manufacturing equipment, representing approximately 70% of the total equipment cost of approximately $3.0 million. Equipment deposits totaling $879,537 are reflected in construction in progress on the condensed consolidated balance sheet. Further, $879,537 of capital expenditures related to the equipment were included in accounts payable as of March 31, 2026. The remaining amounts are expected to become due when the equipment is delivered, and installation milestones are achieved.

Depreciation expense for the three months ended March 31, 2026 and 2025 was $329,770 and $348,507, respectively.

Note 5 - Intangible Assets

Intangible assets consist of costs incurred to establish the patent rights related to the quick latch and soft vinyl quad-fold tonneau cover technologies, Worksport trademarks, licenses, and software costs. The Company’s utility patents and design registrations were issued between 2014 and 2025. The patents and software are amortized on a straight-line basis over their useful life. The Company’s trademark, licenses, and other indefinite life intangible assets are reassessed every year for impairment. The Company determined that impairment is not necessary for the prior year ended December 31, 2025 and for the three months ended March 31, 2026.

The components of intangible assets are as follows:

	March 31, 2026	December 31, 2025
Software	$1,150,000	$1,150,000
License	218,329	218,329
Patent	62,706	62,706
Trademark	5,150	5,150
Other	201,509	243,769
Intangible assets, gross carrying amount	1,637,694	1,679,954
Less accumulated amortization	(879,882)	(783,423)
Intangible assets, net	$757,812	$896,531

Amortization expense for the three months ended March 31, 2026 and 2025 was $96,459 for both periods, respectively.

Estimated amortization of the patent and software over the next five calendar years and beyond March 31, 2026 is as follows:

2026	$289,000
2027	$3,000
2028	$3,000
2029	$3,000
2030	$3,000
Thereafter	$32,000

Note 6 - Prepaid Expenses and Other

Prepaid expenses and other consist of:

	March 31, 2026	December 31, 2025
Consulting, services and advertising	$329,526	$222,922
Insurance	40,960	104,421
Deposits	139,733	203,518
Prepaid expenses and other	$510,219	$530,861

Note 7- Shareholders’ Equity

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

-	During 2019, the Company created and issued 100 shares of its Series A preferred stock. Series A preferred shareholders vote together as a single class and are entitled to 51% of the voting rights on all matters regardless of the number of Series A preferred shares outstanding. Series A preferred stock does not have conversion rights, is not entitled to receive dividends nor receive any liquidation preferences.
-	During 2020, the Company created the Series B preferred stock. Series B preferred shareholders have the right to vote for each share of common stock outstanding after the issuance date. Series B preferred stock does not have conversion rights, is not entitled to receive dividend preferences nor receive any liquidation preferences. As of March 31, 2026, the Company has not issued shares of Series B preferred stock.
-	During 2025, the Company created its Series C preferred stock for its Regulation A offering. Refer to Note 14, Warrants for a description of units available in the Regulation A offering. Series C preferred stock ranks senior to common stock and future classes or series of preferred stock as to dividend and liquidation rights. Series C preferred shareholders may convert holdings on a 1:1 basis to common stock at any time. Series C preferred shareholders are entitled to cumulative dividends at a rate of 8.00% of the $3.25 liquidation preference per share per year for a period of two (2) years from the date of issuance. As of March 31, 2026, the Company issued 3,074,586 shares of Series C preferred stock and converted 2,646,974 Series C preferred shares to common stock at the shareholder’s request. The Company recognized dividends payable to Series C preferred shareholders for the three months ended March 31, 2026 of $26,718.

During three months ended March 31, 2026, the following transactions occurred:

During the three months ended March 31, 2026, the Company sold an aggregate of 1,468,606 shares of its common stock pursuant to the ATM Agreement for aggregate gross proceeds of $2,232,530, net of issuance costs of $78,300. The shares in a shelf takedown from the Company were sold pursuant to the base prospectus and prospectus supplement filed with the Securities and Exchange Commission as part of the Company’s registration statement on Form S-3 (File No. 333-291582), which was declared effective on December 12, 2025.

The Company recognized consulting expense of $34,868 for share subscriptions payable from restricted shares to be issued. As of March 31, 2026, the restricted shares have not been issued. The Company also recognized consulting expense of $107,833 related to warrants. As of March 31, 2026, the warrants vested and were issued. Transactions reflected in consulting expense are included as a component of general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Refer to Note 14, Warrants and Note 15, Equity Compensation for additional disclosures related to shareholders’ equity.

During three months ended March 31, 2025, the following transactions occurred:

During the three months ended March 31, 2025, the Company sold an aggregate of 22,725 shares of its common stock pursuant to an At the Market Offering Agreement, dated September 30, 2022, for aggregate gross proceeds of $185,874. The shares were sold pursuant to the Company’s base prospectus and the related prospectus supplements filed with the Securities and Exchange Commission as part of the Company’s registration statement on Form S-3 (File No. 333-267696), which was declared effective on October 13, 2022.

The Company recognized consulting expense of $22,017 to share subscriptions payable from restricted shares and stock options to be issued. As of March 31, 2025, the restricted shares have not been issued. Transactions reflected in consulting expense are included as a component of general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended March 31, 2025, the Company issued 1,000 restricted shares with a value of $82,100.

During the three months ended March 31, 2025, in connection with the inducement of 1,295,000 warrants at $5.198 per share, the Company also sold 1,424,500 warrants exercisable at $6.502 per share. The Company received proceeds of $6,731,410 before deducting placement agent fees of $346,570 and other offering expenses payable by the Company upon the exercise of the May 2024 Existing Warrants.

Note 8 - Income Taxes

The effective tax rate for the three months ended March 31, 2026 and 2025 was 22.9% before 100% allowance adjustments on net deferred income tax assets. The effective tax rate for the three months ended March 31, 2026 and 2025 was higher than expected from applying the U.S. federal statutory rate of 21% to loss before income taxes due to tax benefits on losses generated outside the U.S. with higher statutory rates.

Note 9 - Financial Instruments and Fair Value

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value because of the short-term nature of these instruments. The Company’s revolving line of credit and long-term debt are based on a variable interest rate, and are reflected in the financial statements at carrying value which approximates fair value at March 31, 2026. The fair value of the revolving line of credit and long-term debt is classified as Level 2 within the fair value hierarchy.

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

Note 10 - Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the three months ended March 31, 2026 and 2025 are as follows:

	2026	2025
Decrease (increase) in accounts receivable	$23,759	$(25,362)
Decrease (increase) in other receivable	(12,271)	(27,015)
Decrease (increase) in inventory	(2,092,218)	(583,116)
Decrease (increase) in prepaid expenses and other	62,902	(192,071)
Increase (decrease) in accounts payable and accrued liabilities	(1,562,383)	390,691
	$(3,580,211)	$(436,873)

Note 11 - Leases

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

The Company’s right-of-use asset and lease liability as of March 31, 2026, and December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025
Right-of-use asset	$244,857	$272,598
Current lease liability	$115,980	$113,012
Long-term lease liability	$128,877	$159,526

The following is a summary of the Company’s total lease costs:

	March 31, 2026	March 31, 2025
Operating lease cost	$37,138	$78,407

The following is a summary of cash paid during the three months ended March 31, 2026 and 2025 for amounts included in the measurement of lease liabilities:

	March 31, 2026	March 31, 2025
Operating cashflow	$37,138	$78,471

The following are future calendar year minimum lease payments as of March 31, 2026:

2026	$107,315
2027	134,284
2028	39,784
Total future minimum lease payments	281,383
Less: amount representing interest	(36,526)
Present value of future payments	244,857
Current portion	115,980
Long term portion	$128,877

Note 12 - Indebtedness

Long-term debt consists of:

	March 31, 2026	December 31, 2025
Revolving Credit Facility (a)	$2,260,723	$1,441,665
Other (b)	1,177,945	1,233,493
	3,438,668	2,675,158
Less deferred debt issuance cost	(23,234)	(37,868)
Less current installments	(2,531,178)	(1,686,809)
Long-term debt	$884,256	$950,481

a)	On July 19, 2024, the Company, as the guarantor, and Worksport New York Operations Corporation as well as Worksport USA Operations Corporation, entered into a $6,000,000 Revolving Financing and Assignment Agreement with an external lending entity with a maturity date of July 18, 2026, or 24 months. Upon transaction close, the Company drew down approximately $5.06 million of the Revolving Credit Facility, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000 to fund operations. At March 31, 2026, the outstanding balance of this loan was $2,260,723.

For collateral, the lender holds a first position on the Company’s major asset classes (accounts receivable, the factory in New York, and inventory) other than the Company’s equipment. A non-usage fee of 0.25% is assessed quarterly and applied to the difference between the quarter’s average daily outstanding loan balance and the total credit facility amount. As of March 31, 2026, the Company had an available balance of $2,479,490 to borrow on the Revolving Credit Facility.

b)

On September 4, 2024, the Company, through its wholly owned subsidiary, Worksport USA Operations Corporation, entered into a $1,487,200 credit and security agreement with an external lending entity with a maturity date of September 1, 2027, which is 36 months from initial funding. Upon transaction close, the Company received net proceeds of $1,412,750 (net of issuance costs of $43,735). The Company and its wholly owned subsidiary, Worksport New York Operations Corporation, serve as guarantors on the loan. For collateral, the lender holds a first position on the Company’s equipment, which is primarily manufacturing and warehousing equipment. Interest on the loan is based on the prime rate plus 700 basis points per annum. At March 31, 2026, the outstanding balance of this loan was $1,154,711 (net of issuance costs of $23,234).

The Company is in compliance with all covenants.

Note 13 - Loss per Share

For the three months ended March 31, 2026, loss per share is ($0.54) (basic and diluted) compared to that of the three months ended March 31, 2025, of ($1.05) (basic and diluted) using the weighted average number of shares of 10,778,204 (basic and diluted) and 4,262,474 (basic and diluted), respectively.

There are 45,000,000 common shares authorized with 11,925,471 and 4,795,521 shares issued and outstanding, at March 31, 2026 and 2025, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation.

Note 14 - Warrants

On December 11, 2025, the Company entered into a warrant inducement agreement with the holder of existing warrants to purchase an aggregate of 2,194,526 shares at a reduced exercise price of $2.90. Pursuant to the inducement, the existing holder of the existing warrants received 3,840,421 inducement warrants, and the Company received $6,364,000 from the exercise of the existing warrants. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from both the adjustment in exercise price of the existing warrants and the fair value of the inducement warrants issued using the Black Scholes model. The total incremental value of $4,485,000 is recorded as a non-cash deemed dividend as a reduction of additional paid in capital based on the Company’s history of net operating losses. The proceeds of the warrant inducement and issuance of 916,000 shares of common stock are recorded as additional paid-in capital. During December 2025, the Company partially satisfied its obligation to issue 636,526 shares of common stock. During January 2026, the Company satisfied its remaining obligation to issue 642,000 shares of common stock. Shares subsequently issued after the inducement agreement are recorded as additional paid-in capital.

On September 2, 2025, the Company entered into a consulting agreement with a third party to perform certain services for a six-month period in exchange for both cash consideration and the issuance of warrants. The warrant agreement was issued on March 2, 2026 and is exercisable to purchase up to 100,000 shares for $4.00 per share and 100,000 shares of common stock at $5.00 per share. The warrants expire two years from the date of issuance. The Company determined the fair value provided to the holder at the date of the consulting agreement using the Black Scholes model, as the warrants were earned by the holder over the term of the consulting agreement. For the fiscal year ended December 31, 2025, the Company recognized $216,000 as a component of general and administrative expense. For the three months ended March 31, 2026, the Company recognized $108,000 as a component of general and administrative expense.

The Company commenced its Regulation A offering pursuant to which it offered up to 3,100,000 units at a price of $3.25 per unit. Each unit consisted of one share of 8% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and one warrant to purchase one share of common stock, par value $0.001 per share, at an exercise price of $4.50 per share.

On June 13, 2025, the Company completed the initial closing of the Regulation A offering. On October 15, 2025, the Company completed the Regulation A offering, pursuant to which it sold an aggregate of 3,074,586 units for gross proceeds of approximately $9.99 million, before deducting fees and expenses. The proceeds from the Regulation A offering are recorded as additional paid-in capital. Through March 31, 2026, the Company issued 3,074,586 warrants to investors. During the three months ended March 31, 2026, the Company received $54,107 of previously escrowed proceeds related to the Regulation A offering.

On February 27, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with the holder of existing warrants to purchase an aggregate of 1,295,000 shares for a reduced exercise price of $0.5198 per share. Pursuant to the Inducement Agreement, the exercising holder of the existing warrants received 1,425,000 inducement warrants, and the Company received $6,731,000 from the exercise of the existing warrants, before deducting placement agent fees and other offering expenses payable by the Company. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from the inducement warrants issued using the Black Scholes model. The total incremental fair value of $7,602,000, is recorded as a non-cash deemed dividend. The proceeds of the warrant inducement and issuance of 1,295,000 shares of common stock are recorded as additional paid-in capital. The Company registered the shares of common stock issuable upon the exercise of the inducement warrants on a registration statement on Form S-1 (File No. inducement333-286255) declared effective by the Securities and Exchange Commission on April 3, 2025.

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

As of March 31, 2026, the Company has the following warrants outstanding:

Exercise price	Number outstanding	Remaining Contractual Life (Years)	Expiry date
$40.00	30,000	0.75	December 31, 2026
$4.00	190,000	3.48	September 21, 2029
$3.00	3,840,421	5.20	June 12, 2031
$4.00 - 5.00	200,000	1.92	March 2, 2028
$4.50	3,074,587	2.21 - 2.57	June 13, 2028 – October 24, 2028
	7,335,008	3.88

The average remaining contractual life of outstanding warrants that expire is 3.88 years.

	March 31, 2026		December 31, 2025
	Number of warrants	Weighted average price	Number of warrants	Weighted average price
Balance, beginning of year	7,335,008	$3.85	2,291,276	$6.35
Issuance	-	$-	8,539,508	$4.16
Expired	-	$-	(6,250)	$24.00
Exercise	-	$-	(3,489,526)	$6.22
Balance, end of period	7,335,008	$3.85	7,335,008	$3.85

Note 15 - Equity Compensation

The Company has adopted three equity incentive plans: the 2015 Equity Incentive Plan, the 2021 Equity Incentive Plan, and the 2022 Equity Incentive Plan. The 2015 Equity Incentive Plan expired in 2025 upon reaching the end of its ten-year term. The 2015 and 2021 plans each authorized a fixed number of shares for issuance. Under the 2022 Equity Incentive Plan, the number of shares of common stock reserved for issuance shall not exceed 18% of the issued and outstanding shares of common stock of the Company. Awards under each plan have a maximum term of 10 years and vest at the discretion of the Board of Directors.

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

On November 11, 2022, 40,000 and 30,000 PSUs granted on December 29, 2021, as described below, were modified to include new terms pertaining to the PSU vesting schedule. The PSUs vest in 5% increments according to the modified schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $22.50, 50% will have vested at a closing price of $53.10, and 100% will have vested at a closing price of $137.60 as measured using the volume weighted average of the Company’s common stock for ten (10) consecutive trading days, with over $100,000 of trading volume on each of those days. The fair value of the PSUs was estimated to be $1,254,460. As of March 31, 2026, 7,500 PSUs of the remaining 30,000 PSUs had vested, and the Company recognized $26,881 (March 31, 2025 - $26,881) in general and administrative expense.

On December 29, 2021, the Company granted 40,000 and 30,000 PSUs to the Company’s Chief Executive Officer and a director, respectively. The PSUs were to vest in 5% increments according to a schedule that correlates with the Company’s stock price. The first 5% of the PSUs was to have vested upon the Company’s stock price closing at $30.00; 50% was to have vested at a closing price of $165.00, and 100% was to have vested at a closing price of $315.00. The fair value of the PSUs was estimated to be $1,344,570.

Stock Options

The Company uses the Black-Scholes option pricing model to determine fair value of stock options on the grant date.

During the three months ended March 31, 2026, the Company issued the following stock options to various directors:

-	90,006 stock options vesting ratably over three years, with an exercise price of $1.66 and an expiration date of February 9, 2036

During the three months ended March 31, 2026, the Company issued the following stock options to various employees and consultants:

-	205,000 stock options vesting over one year, with an exercise price of $2.21 and an expiration date of January 5, 2036
-	75,000 stock options vesting ratably over three years, with an exercise price of $2.21 and an expiration date of January 5, 2036
-	25,000 stock options vesting pursuant to performance milestones, with an exercise price of $2.21 and an expiration date of January 5, 2036
-	15,000 stock options vesting ratably over two years, with an exercise price of $1.66 and an expiration date of February 9, 2036

During the three months ended March 31, 2026, the Company issued the following stock options to Steven Rossi:

-	240,000 stock options vesting ratably over three years, with an exercise price of $1.66, and an expiration date of February 9, 2036

	March 31, 2026		December 31, 2025
	Number of stock	Weighted average	Number of stock	Weighted average
	options	price	options	price
Balance, beginning of year	1,171,706	$5.37	579,936	$7.14
Granted	650,006	$1.94	596,040	$3.68
Forfeited	(1,000)	$3.09	(4,270)	$9.52
Balance, end of period	1,820,712	$4.12	1,171,706	$5.37

	Range of Exercise		Weighted average	Weighted average	Exercisable on
	prices	Outstanding	life (years)	exercise price	March 31, 2026
Stock options	$1.66 - 7.042	1,820,712	8.65	$4.12	470,563

As of March 31, 2026 and December 31, 2025, Terravis Energy Inc., a wholly owned subsidiary of the Company, has the following options outstanding:

	March 31, 2026		December 31, 2025
	Number of stock	Weighted average	Number of stock	Weighted average
	options	price	options	price
Balance, beginning of year	1,350,000	$0.01	1,350,000	$0.01
Granted	-	$-	-	$-
Balance, end of period	1,350,000	$0.01	1,350,000	$0.01

	Range of		Weighted average	Weighted average	Exercisable on
	Exercise prices	Outstanding	life (years)	exercise price	March 31, 2026
Stock options	$0.01	1,350,000	6.03	$0.01	1,350,000

Note 16 - Segment Reporting

The Company manages its business on a product basis and operates in the following two reporting segments for financial reporting purposes: (1) Hard Tonneau Covers and (2) Soft Tonneau Covers. The accounting policies of both reporting segments are the same as those described in Note 1, Description of Business and Summary of Significant Accounting Policies.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who regularly reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance of the Company’s reporting segments. The CODM primarily focuses on net income (loss) from continuing operations to evaluate its reporting segments. The CODM also uses net income (loss) from continuing operations for evaluating pricing strategy and assessing the performance for determining the compensation of certain employees. Significant segment expenses reviewed, which represent the differences between segment net sales and segment net loss from continuing operations, consist of the following:

	For the three months ended March 31, 2026				For the three months ended March 31, 2025
	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Eliminations	Consolidated	Hard Tonneau Covers	Soft Tonneau Covers	Corporate / Eliminations	Consolidated
Net sales	$3,269,705	$43,095	$-	$3,312,800	$2,118,565	$121,440	$-	$2,240,005
Cost of sales	(2,429,589)	(29,265)	-	(2,458,854)	(1,736,491)	(98,351)	(8,942)	(1,843,784)
Selling, general and administrative	(2,742,013)	(29,215)	(3,400,666)	(6,171,894)	(2,023,395)	(66,229)	(2,117,937)	(4,207,561)
Depreciation and amortization	(378,443)	(4,552)	(43,234)	(426,229)	(417,316)	(12,829)	(14,821)	(444,966)
Loss from continuing operations	$(2,280,340)	$(19,937)	$(3,443,900)	$(5,744,177)	$(2,058,637)	$(55,969)	$(2,141,700)	$(4,256,306)

The following table presents the Company’s net sales disaggregated by geographic area:

	2026			2025
	Hard Tonneau Covers	Soft Tonneau Covers	Consolidated	Hard Tonneau Covers	Soft Tonneau Covers	Consolidated
United States	$3,263,586	$43,059	$3,306,645	$2,105,908	$121,641	$2,227,549
Canada	6,119	36	6,155	12,456	-	12,456
Total Net sales	$3,269,705	$43,095	$3,312,800	$2,118,364	$121,641	$2,240,005

No asset information has been provided for the reported segments as the CODM does not regularly review asset information by reportable segment. As of March 31, 2026 and December 31, 2025, assets held in the U.S. accounted for 93% of total assets for each period, respectively.

Note 17 - Commitments and Contingencies

There are no legal proceedings except for routine litigation incidental to the business.

Note 18 - Subsequent Events

The Company has evaluated subsequent events through May 13, 2026. The following events occurred after the three months ended March 31, 2026:

●	On April 13, 2026, the Company issued to its Chief Executive Officer, Steven Rossi, 88,214 shares of the Company’s common stock, par value $0.001 per share at a deemed price of $0.8502 per share, representing the closing price of the Company’s Common Stock on the Nasdaq Capital Market on April 10, 2026, for an aggregate value of $75,000. The shares were issued in satisfaction of previously accrued and unpaid bonus compensation owed to Mr. Steven Rossi and were approved by the Company’s Board of Directors.
●	On April 20, 2026, the Company announced the official commercial launch and commencement of sales for the NEXUS Tonneau Cover. Production began on April 13, 2026.
●

On April 29, 2026, the Company announced that it secured Tri-State Enterprises, Inc. (“Tri-State”) as a new cross-regional distribution partner for the Company’s growing tonneau cover lineup, including the Company’s recently launched NEXUS cover.

●

On April 30, 2026, Michael Johnston resigned as the Company’s Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer, effective April 30, 2026. Mr. Johnston’s resignation was not the result of any disagreement with the Company regarding its operations, policies or practices, including any matters relating to the Company’s accounting practices or financial reporting.

●

On April 30, 2026, the Company’s Board of Directors appointed Jennifer Kartychak as the Company’s Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer, effective May 1, 2026. Ms. Kartychak has served as the Company’s Vice President of Finance since January 1, 2026. Prior thereto, beginning in August 2023, Ms. Kartychak provided consulting services to the Company through Arend Advisory Group LLC, an entity wholly owned by Ms. Kartychak.

●	Through May 13, 2026, the Company sold and issued 606,069 of common stock in consideration for net proceeds of $623,124 under the ATM Agreement.

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

The following discussion should be read in conjunction with the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26,2026 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

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

Geopolitical and Macroeconomic Conditions

Recent geopolitical developments, including conflicts in the Middle East involving Iran, have contributed to volatility in global financial markets, higher energy prices and inflationary pressures. While we do not have direct exposure to the affected regions through our suppliers, customers, or operations, these conditions may adversely affect our business. In particular, increases in global energy and transportation costs may increase our cost of goods sold, and inflationary pressures may increase the cost of materials sourced from our suppliers, including suppliers in Asia. In addition, such conditions may adversely affect consumer discretionary spending, which could reduce demand for our products. Volatility in the capital markets may also affect our ability to raise capital on favorable terms. The extent and duration of these conditions remain uncertain and could adversely affect our business, financial condition and results of operations.

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

Additionally, as central banks and the U.S. Federal Reserve adjust interest rates in response to evolving inflationary conditions, the cost of debt financing may fluctuate. While the Federal Reserve began reducing the federal funds rate in the latter half of 2024 and has continued measured reductions into 2025 and early 2026, interest rates remain elevated relative to pre-2022 levels, and the pace and extent of future reductions remain uncertain. Our $6,000,000 revolving line of credit and our $1,487,000 in equipment financing both carry floating interest rates, meaning we remain susceptible to variable debt interest costs as a result of changes in interest rates.

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

Business Developments

The following highlights recent material developments in our business in the three months ended March 31, 2026:

●	On January 13, 2026, the Company announced the commercial launch of the SOLIS™ Solar Tonneau Cover and COR™ Portable Energy System. The production launch allowed pre-orders to be fulfilled via Worksport’s US facilities, and a digital marketing campaign was initiated to drive sales for the standalone COR battery system and the solar-integrated SOLIS cover.

●	On February 12, 2026, the Company announced that a large government entity is actively monitoring upcoming laboratory performance results of Aetherlux™ Heat Pump as part of an internal evaluation process.

●	On March 19, 2026, the Company announced its presentation of its new, premium tonneau cover model to industry buyers at the Keystone BIG Show.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following is a discussion of our results of operations from the three months ended March 31, 2026 compared to the three months ended March 31, 2025

	Three months ended March 31,		Favorable (Unfavorable) 2026 vs. 2025
	2026	2025	Amount	%
Net sales	$3,312,800	$2,240,005	$1,072,795	47.9%
Cost of sales	2,458,854	1,843,784	(615,070)	(33.4)%
Gross profit	853,946	396,221	457,725	115.5%
Research and development	205,333	369,601	164,268	44.4%
General and administrative	4,239,154	3,414,822	(824,332)	(24.1)%
Sales and marketing	2,155,867	869,749	(1,286,118)	(147.9)%
(Gain) loss on foreign exchange	(2,231)	(1,645)	586	35.6%
Loss from operations	(5,744,177)	(4,256,306)	(1,487,871)	(35.0)%
Interest expense	(92,383)	(195,438)	103,055	52.7%
Other income (expense)	8,038	(8,720)	16,758	192.2%
Net loss	$(5,828,522)	$(4,460,464)	$(1,368,058)	(30.7)%
Per share data
Basic and diluted earnings per share	$(0.54)	$(1.05)	$0.51	48.3%

	Three months ended March 31,		Favorable (Unfavorable)
Percent of net sales	2026	2025	Percentage points
Cost of sales	74%	82%	8%
Gross profit	26%	18%	8%
Research and development expense	6%	17%	10%
General and administrative expense	128%	152%	24%
Sales and marketing expense	65%	39%	(26)%

Net sales

For the three months ended March 31, 2026, net sales generated in the U.S. was $3,306,645, compared to $2,227,549 for the same period in 2025, an increase of approximately 48%.

Net sales increased during the three months ended March 31, 2026 compared to the same period the prior year due to increased sales of tonneau covers to end users via the Company’s online marketplace and various dealers and distributors. The Company increased its product offerings in 2025 to also include AL4 and HD3 covers to end customers. The Company continues to focus on establishing as well as strengthening its presence in both the direct-to-consumer and business-to-business sales channels while also strengthening customer support to increase customer satisfaction and increase product turnover.

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

Net sales from online retailers of our products decreased by $60,045, from $1,871,085 for the three months ended March 31, 2025 to $1,811,040 for same period ended March 31, 2026. The 3% decrease is a result of the Company’s focus to lower our customer acquisition cost with additional focus on brand awareness and less focus on conversion marketing. The reduction in conversion marketing efforts decreased order volume, but this was offset by an increase in the average order value of our product offerings.

Cost of Sales

The decrease in the cost of sales as a percentage of sales was primarily driven by two factors: (1) increase production volume to support sales growth, including introduction of new product lines during 2025, and (2) overhead allocation efficiencies associated with higher production volume. These improvements offset increases in certain material, components, and landed costs, including the impact of tariffs on imported products and components sourced from overseas. While tariffs contributed to higher input costs during the three months ended March 31, 2026, the overall effect of increased scale and production efficiencies resulted in an improvement in our gross margin.

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

We provide our distributors and online retailers with an “all-in” wholesale price. This includes any import duty charges, taxes, and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous United Sates or from the U.S. to Canada. Volume discounts are offered to certain high-volume customers, and we also offer a “dock price” or “pickup program” whereby clients are able to pick up product directly from our stocking warehouse.

Operating Expenses

Operating expenses increased for the three months ended March 31, 2026 by $1,945,596, from $4,652,527 for the three months ended March 31, 2025 to $6,598,123, mainly due to the following factors:

●	Research and development expense decreased by $164,268, from $369,601 for the three months ended March 31, 2025 to $205,333 for the three months ended March 31, 2026. The decrease was related to developmental progress of our AL3 and AL4 product lines, which required less R&D efforts as resources were shifted to normal-course production.
●	General and administrative expense increased by $824,332, from $3,414,822 in 2025 to $4,239,154 in 2026. The increase was related to a shift in overhead absorption driven by production volume requirements as well as an increase in labor costs to support production efforts.
●	Sales and marketing expense increased by $1,286,118, from $869,749 in 2025 to $2,155,867 in 2026. The increase in sales and marketing was primarily attributable to marketing campaigns to promote brand awareness.

Other Income and Expenses

We reported net other expenses for the three months ended March 31, 2026 of $84,345, compared to $204,158 for three months ended March 31, 2025. The decrease in net other expenses was attributed to decreased interest expense on our line of credit as a result of reduced usage following cash inflows as a result of the December warrant inducement transaction.

Net Loss

Net loss for the three months ended March 31, 2026 was $5,828,522, compared to a net loss of $4,460,464 for the three months ended March 31, 2025 – an increase of approximately 31%. The increase in net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations and promoting our brand awareness.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, we had $566,583 and $5,945,894, respectively in cash and cash equivalents. As of March 31, 2026, we had $2,479,490 of remaining available capacity on our revolving line of credit compared with $3,448,016 of remaining available capacity as of December 31, 2025. The decrease in cash and cash equivalents and decrease in the remaining available capacity on our revolving line of credit was primarily a result of our use of proceeds from our warrant inducement transaction in December 2025 to fund working capital requirements to support the production of our new product offerings. We have historically generated only limited gross profit and have relied primarily upon capital generated from public and private offerings of our securities to fund continuing operations. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. During the three months ended March 31, 2026, we had net losses of $5,828,522 (three months ended March 31, 2025 - $4,460,464). As of March 31, 2026, the Company had working capital of $6,579,541 (As of December 31, 2025 - $10,061,578) and had an accumulated deficit of $89,729,030 (As of December 31, 2025 - $83,873,790).

In their fiscal 2025 audit report, our independent auditors expressed that there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain equity and/or debt financing. We intend to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps our management is taking will be successful.

To date, our principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the three months ended March 31, 2026, the Company received net proceeds of $2,208,337 from the offerings described below. Management is focused on transitioning towards gross profit as our principal source of liquidity by growing our existing product offerings and customer base and realizing manufacturing efficiency improvements. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, we believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

We have raised funds during the three months ended March 31, 2026 from the following public and private securities offerings:

ATM Shares

On November 14, 2025, the Company entered into an amendment to its At The Market Offering Agreement, dated September 30, 2022, with H.C. Wainwright & Co., LLC (“Wainwright”) in connection with a new shelf registration statement on Form S-3 (File No. 333-291582), which was declared effective by the SEC on December 12, 2025. Pursuant to the amended ATM Agreement and the related prospectus supplement dated December 12, 2025, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $4.0 million through Wainwright as sales agent. During the three months ended March 31, 2026, the Company sold 1,468,606 shares of common stock under the ATM Agreement for aggregate gross proceeds of approximately $2,232,530, resulting in net proceeds of approximately $2,154,230 after deducting commissions and offering expenses.

Because the Company’s public float is below $75.0 million, sales under the ATM Agreement are subject to the limitations of General Instruction I.B.6 of Form S-3, which limits the amount of securities the Company may sell in primary offerings during any rolling 12-month period. As a result, the amount currently available for sale under the ATM Agreement may be significantly less than the aggregate amount registered under the Company’s shelf registration statement.

Regulation A Offering

During the three months ended March 31, 2026, we received $54,107 of proceeds net of issuance cost that were previously held in escrow. The funds in escrow pertain to the Regulation A offering from 2025.

Consolidated Statement of Cash Flows

Cash decreased from $5,945,894 at December 31, 2025, to $566,583 at March 31, 2026 – a decrease of $5,379,311 or 90%. The decrease was primarily due to the use of cash to acquire working capital based on supporting the production of existing product offerings as well as the expected growth of additional product offerings launched in 2026. The Company procured approximately $5.1 million of raw materials to support production of our expanded product lineup, including the SOLIS, COR and NEXUS product lines. Some of our new product offerings utilize raw materials common to existing product offerings. Approximately $1.0 million of these raw materials purchases remained in accounts payable as of March 31, 2026.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $8,234,754, compared to $3,839,918 in 2025, primarily driven by the launch of additional product offerings during the three months ended March 31, 2026. Net cash used in operating activities exceeded the Company’s net loss by approximately $2.4 million. The principal component of the change is attributable to the $2.1 million increase in inventory, reflecting the procurement of raw materials and production of finished goods to support the launch of new product offerings during the three months ended March 31, 2026: SOLIS, COR, and NEXUS.

Accounts receivable decreased at March 31, 2026 by $23,759 and increased by $25,362 in the prior period. The decrease in accounts receivable is based on the timing of shipment with various business-to-business customers and well as the concentration of customers in certain sales channels.

Inventory increased at March 31, 2026 by $2,092,218, and increased at March 31, 2025 by $583,116, as a result of the procurement and production of raw materials and finished goods to support the successful launches of our COR, SOLIS and NEXUS product lines.

Prepaid expenses and other decreased by $62,902 at March 31, 2026, and increased by $192,071 at March 31, 2025 due to timing of advanced payments for professional services to support operations.

Accounts payable and accrued liabilities decreased at March 31, 2026 by $1,562,383 compared to an increase of $390,691 at March 31, 2025 due to the payment for raw materials and finished goods procured and produced in preparation to support the successful launches of our COR, SOLIS and NEXUS product lines.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $103,643 compared to $458,342 for the three months ended March 31, 2025. The decrease in investing activities was primarily attributable to our purchase of cryptocurrency and website enhancements in the prior period, both of which are classified as intangible assets.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $2,959,086 compared to net cash provided by financing activities of $4,495,533 for the three months ended March 31, 2025. Net cash provided by financing activities were principally due to our use of the ATM, whereby we received net proceeds of $2,154,230. We also received proceeds from our line of credit through net borrowings of $829,591 for the three months ended March 31, 2026.

Material Contractual Obligations

As of March 31, 2026, the Company had an outstanding contractual obligation of approximately $2.1 million related to the acquisition of manufacturing equipment from Prima Power, representing approximately 70% of the total equipment cost of approximately $3.0 million. Equipment deposits totaling approximately $859,000 are reflected in construction in progress on the Company’s balance sheet, and approximately $879,000 of capital expenditures related to the equipment were included in accounts payable as of March 31, 2026. The remaining amounts are expected to become due when the equipment is delivered, and installation milestones are achieved.

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

Remediation Efforts

Management is committed to remediating the material weaknesses described above. During the three months ended March 31, 2026, the Company engaged an external CPA firm to augment its external reporting review process. The Company’s remediation efforts are ongoing and include, among other things: (i) formalizing written policies and procedures for key financial reporting processes at a level of precision sufficient to support the operating effectiveness of the related controls; (ii) enhancing documentation practices to evidence the design and operating effectiveness of control activities; and (iii) evaluating and implementing appropriate access controls and segregation of duties within key systems. While the Company believes these actions will remediate the identified material weaknesses, the material weaknesses will not be considered fully remediated until the applicable controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. We will continue to monitor and evaluate the effectiveness of our remediation efforts in subsequent periods.

Changes in Internal Control Over Financial Reporting

In January 2026, the Company appointed Jennifer Kartychak as Vice President of Finance and began transitioning certain finance and accounting functions to internal personnel. In connection with this transition, the Company implemented changes to certain processes and controls relating to its financial reporting function.

Subsequent to March 31, 2026, Michael Johnston resigned as the Company’s Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer, and Ms. Kartychak was appointed to such positions effective May 1, 2026. Management does not currently believe these changes have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations, and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. We are not presently a party to any material pending or threatened legal proceedings, nor do we have any knowledge of any such pending claims.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, liquidity, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

●

During the three months ended March 31, 2026, the Company granted an aggregate of 90,006 stock options to certain directors of the Company under the Company’s 2022 Equity Incentive Plan. The options have an exercise price of $1.66 per share, vest ratably over three years, and expire on February 9, 2036. The grants were made prior to the filing of the Company’s Registration Statement on Form S-8 covering shares issuable under the plan. No underwriters were involved, and no commissions were paid. The directors represented that the options were acquired for investment purposes and not with a view toward distribution. The options were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. No underwriters were involved, and no commissions were paid.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans

During the three months ended March 31, 2026, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

Subsequent Events

●	On April 13, 2026, the Company issued to its Chief Executive Officer, Steven Rossi, 88,214 shares of the Company’s common stock, par value $0.001 per share at a deemed price of $0.8502 per share, representing the closing price of the Company’s Common Stock on the Nasdaq Capital Market on April 10, 2026, for an aggregate value of $75,000. The shares were issued in satisfaction of previously accrued and unpaid bonus compensation owed to Mr. Steven Rossi and were approved by the Company’s Board of Directors.
●	On April 20, 2026, the Company announced the official commercial launch and commencement of sales for its highly anticipated NEXUS Tonneau Cover, a premium tonneau cover, with innovative features previously unseen in the market. Production began on the NEXUS cover on April 13, 2026, and early demand from established distributors with multi-million-dollar annual purchasing capacity—supports management’s expectation that the NEXUS platform can contribute millions in incremental revenue in 2026, while accelerating adoption across existing and new sales channels
●	On April 29, 2026, the Company announced that it secured Tri-State Enterprises, Inc. (“Tri-State”) as a new cross-regional distribution partner for the Company’s growing tonneau cover lineup, including the Company’s recently launched NEXUS cover.
●	On April 30, 2026, Michael Johnston resigned as the Company’s Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer, effective April 30, 2026. Mr. Johnston’s resignation was not the result of any disagreement with the Company regarding its operations, policies or practices, including any matters relating to the Company’s accounting practices or financial reporting.
●	On April 30, 2026, the Company’s Board of Directors appointed Jennifer Kartychak as the Company’s Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer, effective May 1, 2026. Ms. Kartychak has served as the Company’s Vice President of Finance since January 1, 2026. Prior thereto, beginning in August 2023, Ms. Kartychak provided consulting services to the Company through Arend Advisory Group LLC, an entity wholly owned by Ms. Kartychak.
●	Through May 13, 2026, the Company sold and issued 606,069 of common stock in consideration for net proceeds of $623,124 under the ATM Agreement.

Item 6. Exhibits

EXHIBIT
No.	DESCRIPTION

10.1	Employment Agreement, dated as of January 27, 2026, between Worksport Ltd. and Jennifer Kartychak (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2026)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certifications of Chief Executive Officer
32.2**	Section 906 Certifications of Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WORKSPORT LTD.

Dated: May 13, 2026	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2026	By:	/s/ Jennifer Kartychak
Jennifer Kartychak
Chief Financial Officer
(Principal Financial and Accounting Officer)

