Form 10-Q
period 2026-06-30
Worksport Ltd
filed 2026-08-11
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: June 30, 2026

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2026, the Registrant had 15,298,333 shares of common stock, par value $0.001 per share, issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,160,158	$5,945,894
Accounts receivable, net	1,007,329	503,971
Other receivable	312,419	278,027
Inventories, net (Note 3)	12,066,416	9,530,671
Prepaid expenses and other (Note 6)	344,025	530,861
Total current assets	14,890,347	16,789,424
Property and equipment, net (Note 4)	11,946,423	12,688,488
Operating lease right-of-use assets (Note 11)	217,677	272,598
Other noncurrent assets	367,079	67,033
Intangible assets, net (Note 5)	665,340	896,531
Total assets	$28,086,866	$30,714,074
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,427,642	$3,107,085
Accrued liabilities and other	808,893	1,400,730
Accrued compensation	299,149	420,210
Long-term debt, current portion (Note 12)	281,094	1,686,809
Lease liability, current portion (Note 11)	112,482	113,012
Total current liabilities	3,929,260	6,727,846
Lease liability, excluding current portion (Note 11)	105,195	159,526
Long-term debt, excluding current portion (Note 12)	4,976,157	950,481
Total liabilities	9,010,612	7,837,853

Shareholders’ equity
Series A, B and Series C preferred stock, $0.001 par value, 10,000,000 shares authorized, 100 Series A, 0 Series B, and 427,612 and 427,812 Series C issued and outstanding, respectively (Note 7)	428	428
Common stock, $0.001 par value, 45,000,000 shares authorized, 15,282,595 and 9,814,665 shares issued and outstanding, respectively (Note 7)	15,282	9,814
Additional paid-in capital	110,652,344	101,357,686
Share subscriptions receivable	(1,577)	(55,684)
Share subscriptions payable	2,140,104	5,446,347
Accumulated deficit	(93,721,747)	(83,873,790)
Cumulative translation adjustment	(8,580)	(8,580)
Total shareholders’ equity	19,076,254	22,876,221
Total liabilities and shareholders’ equity	$28,086,866	$30,714,074

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net sales	$5,229,660	$4,104,958	$8,542,460	$6,344,963
Cost of sales	3,579,724	3,022,846	6,038,577	4,866,630
Gross profit	1,649,936	1,082,112	2,503,883	1,478,333

Operating expenses
Research and development	214,183	304,833	419,516	674,434
General and administrative	3,548,867	3,091,548	7,788,021	6,506,369
Sales and marketing	1,707,194	1,305,355	3,863,061	2,175,104
(Gain) loss on foreign exchange	(1,755)	(1,993)	(3,986)	(3,638)
Total operating expenses	5,468,489	4,699,743	12,066,612	9,352,269
Loss from operations	(3,818,553)	(3,617,631)	(9,562,729)	(7,873,936)

Other income (expense)
Interest expense	(146,837)	(128,156)	(239,220)	(323,594)
Other	87	11,303	8,125	2,582
Total other income (expense)	(146,750)	(116,853)	(231,095)	(321,012)

Net loss	$(3,965,303)	$(3,734,484)	$(9,793,824)	$(8,194,948)

Loss per share (basic and diluted) (Note 13)	$(0.33)	$(0.71)	$(0.87)	$(1.71)
Weighted average number of shares (basic and diluted)	11,858,684	5,285,705	11,318,444	4,778,426

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Additional	Share	Share		Cumulative	Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Subscription	Accumulated	Translation	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	Equity
Balance at April 1, 2025	100	$-	4,795,521	$4,795	$84,126,734	$(1,577)	$4,941,555	$(68,937,430)	$(8,580)	$20,125,497
Issuance for services and subscriptions payable	-	-	184,076	184	908,039	-	(114,604)	-	-	793,619
Warrant exercise (Note 14)	-	-	539,533	539	2,803,782	-	(2,804,321)	-	-	-
Issuance of preferred shares pursuant to Reg-A	49,335	49	-	-	15,096	-	-	-	-	15,145
Issuance of warrants pursuant to Reg-A	-	-	-	-	116,781	-	-	-	-	116,781
Net loss	-	-	-	-	-	-	-	(3,734,484)	-	(3,734,484)
Balance at June 30, 2025	49,435	49	5,519,130	5,518	87,970,432	(1,577)	2,022,630	(72,671,914)	(8,580)	17,316,558

Balance at April 1, 2026	427,712	$428	11,925,471	$11,925	$107,537,779	$(1,577)	$2,166,063	$(89,729,030)	$(8,580)	$19,977,008
Issuance for services and subscriptions payable	-	-	-	188	808,856	-	(25,959)	-	-	783,085
Shares issued (Note 7)	-	-	3,357,124	3,169	2,305,709	-	-	-	-	2,308,878
Warrant issuance (Note 14)	-	-	-	-	(105,183)	-	-	-	-	(105,183)
Warrant exercise (Note 14)	-	-	-	-	105,183	-	-	-	-	105,183
Dividends paid and payable to Series C preferred shareholders (Note 7)	-	-	-	-	-	-	-	(27,414)	-	(27,414)
Net loss	-	-	-	-	-	-	-	(3,965,303)	-	(3,965,303)
Balance at June 30, 2026	427,712	$428	15,282,595	$15,282	$110,652,344	$(1,577)	$2,140,104	$(93,721,747)	$(8,580)	$19,076,254

					Additional	Share	Share		Cumulative	Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Subscription	Accumulated	Translation	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	Equity
Balance at January 1, 2025	100	$-	4,016,205	$4,016	$79,781,674	$(1,577)	$2,115,064	$(64,476,966)	$(8,580)	$17,413,631
Issuance for services and subscriptions payable	-	-	185,109	185	1,487,484	-	(92,434)	-	-	1,395,235
Shares issued (Note 7)	-	-	22,725	22	185,852	-	-	-	-	185,874
Warrant exercise (Note 14)	-	-	1,295,091	1,295	6,383,545	-	-	-	-	6,384,840
Issuance of preferred shares pursuant to Reg-A	49,335	49	-	-	15,096	-	-	-	-	15,145
Issuance of warrants pursuant to Reg-A	-	-	-	-	116,781	-	-	-	-	116,781
Net loss	-	-	-	-	-	-	-	(8,194,948)	-	(8,194,948)
Balance at June 30, 2025	49,435	49	5,519,130	5,518	87,970,432	(1,577)	2,022,630	(72,671,914)	(8,580)	17,316,558

Balance at January 1, 2026	427,912	$428	9,814,665	$9,814	$101,357,686	$(55,684)	$5,446,347	$(83,873,790)	$(8,580)	$22,876,221
Issuance for services and subscriptions payable	-	-	-	188	1,521,678	-	8,909	-	-	1,530,775
Shares issued (Note 7)	-	-	4,825,730	4,638	4,458,470	-	-	-	-	4,463,108
Shares issued (Note 14)	-	-	642,000	642	3,314,510	-	(3,315,152)	-	-	-
Warrant issuance (Note 14)	-	-	-	-	(105,183)	-	-	-	-	(105,183)
Warrant exercise (Note 14)	-	-	-	-	105,183	-	-	-	-	105,183
Dividends paid and payable to Series C preferred shareholders (Note 7)	-	-	-	-	-	-	-	(54,133)	-	(54,133)
Proceeds from escrow pursuant to Reg-A	-	-	-	-	-	54,107	-	-	-	54,107
Conversions of Series C preferred shares	(200)	-	200	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(9,793,824)	-	(9,793,824)
Balance at June 30, 2026	427,712	$428	15,282,595	$15,282	$110,652,344	$(1,577)	$2,140,104	$(93,721,747)	$(8,580)	$19,076,254

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,793,824)	$(8,194,948)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	1,405,779	1,365,776
Depreciation and amortization	845,750	888,868
Change in operating lease	60	9,739
	(7,542,235)	(5,930,565)
Changes in operating assets and liabilities (Note 10)	(4,134,910)	(1,004,468)
Net cash provided by (used in) operating activities	(11,677,145)	(6,935,033)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(172,154)	(269,845)
Purchase of intangible assets	(25,500)	(256,579)
Purchase of investments	-	(56,373)
Net cash provided by (used in) investing activities	(197,654)	(582,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance cost	4,363,925	185,874
Proceeds from issuance of preferred stock, net of issuance cost	-	15,145
Proceeds from issuance of warrants, net of issuance cost	105,183	116,781
Proceeds from issuance of Reg-A units, net of issuance cost	54,107	-
Proceeds from warrant exercise	-	6,384,840
Proceeds from line of credit	10,950,139	3,449,736
Repayments on line of credit	(8,220,400)	(6,027,679)
Repayments on long-term debt	(109,778)	(96,826)
Dividends paid to Series C Preferred shareholders	(54,113)	-
Net cash provided by (used in) financing activities	7,089,063	4,027,871

Increase (decrease) in cash and cash equivalents	(4,785,736)	(3,489,959)
Cash and cash equivalents - beginning of period	5,945,894	4,883,099
Cash and cash equivalents - end of period	$1,160,158	$1,393,140

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$220,000	$218,000

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1- Description of Business and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended  December 31, 2025. All references to years in these financial statements are fiscal years.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The Company reclassified professional fees of $637,493 and $1,063,534 for the three and six months ended June 30, 2025 from professional fees to general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. This change better aligns the nature of the expenses that support the Company’s administrative efforts. The Company reclassified interest income of $11,303 and $19,437 for the three and six months ended June 30, 2025 from interest income to other in the condensed consolidated statements of operations and comprehensive loss to conform with current year presentation. The Company reclassified investments of $67,033 at  December 31, 2025 from investment to other noncurrent asset on the condensed consolidated balance sheet to conform with current period presentation.

Recent accounting pronouncements

Recent accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This ASU enhances disclosure of specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on the consolidated financial statements and related disclosures.

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

The Company considers the applicability and impact of all ASUs. ASUs not listed were assessed and determined to be either not applicable or had or are expected to have an immaterial impact on the consolidated financial statements and related disclosures.

Note 2 - Going Concern

As of  June 30, 2026, the Company had $1,160,158 in cash and cash equivalents. The Company also has availability on its revolving line of credit of $818,339. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. As of  June 30, 2026, the Company had an accumulated deficit of $93,721,747.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended  June 30, 2026, the Company had net losses of $3,965,303 (2025 - $3,734,484). During the six months ended June 30, 2026, the Company had net losses of $9,793,824 (2025 - $8,194,948). As of  June 30, 2026, the Company had working capital of $10,961,087 ( December 31, 2025 - $10,061,578) and had an accumulated deficit of $93,721,747 ( December 31, 2025 - $83,873,790). The Company has not generated profit from operations since inception and to date has relied on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase and margins improve. As of  June 30, 2026, the Company had cash and cash equivalents of $1,160,158 ( December 31, 2025 - $5,945,894). Despite the Company having completed its purchasing of large manufacturing machinery for phase one output levels, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its ramp-up of manufacturing and increasing sales volumes in 2026, which should mitigate the effects of operational costs on cash and cash equivalents as it releases new product lines; this view is supported by the fact that the manufacturing facility of the Company was completed for initial production output in 2023 and quickly began improving output and sales beginning in 2024 and continuing into 2026.

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

On November 14, 2025, the Company and Wainwright entered into an amendment to the ATM Agreement in connection with the Company’s new shelf registration statement on Form S-3 (File No. 333-291582). Pursuant to the amended ATM Agreement and the related base prospectus and prospectus supplement dated December 12, 2025, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $4.0 million through Wainwright as sales agent. Because the Company’s public float remains below $75.0 million, sales under the ATM Agreement remain subject to the limitations of General Instruction I.B.6 of Form S-3, which limits the amount of securities the Company may sell in primary offerings during any rolling 12-month period. During the six months ended June 30, 2026, the Company sold 3,157,774 shares of common stock pursuant to the ATM Agreement for aggregate gross proceeds of approximately $4,003,273, resulting in net proceeds to the Company of approximately $3,869,882 after deducting commissions and offering expenses.

On November 2, 2023, the Company consummated a registered direct offering pursuant to which the Company issued 192,500 shares of common stock and 157,500 pre-funded warrants to an institutional investor for a total net proceeds of $4,261,542. Concurrently with the registered direct offering, the Company issued the same institutional investor 700,000 warrants in a private sale. The warrants are exercisable for 700,000 shares of common stock for $13.40 per share six months after issuance and until five and one-half (5.5) years from the issuance date, subject to beneficial ownership limitations as described in the warrants. The Company registered the 700,000 shares of common stock underlying the warrants on a registration statement on Form S-1 (File No. 333-276241) declared effective by the SEC on December 29, 2023.

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

On May 29, 2024, the Company sent an inducement letter to a shareholder offering an option to exercise their warrants at a reduced exercise price of $5.198 per warrant. In turn, the Company offered the shareholder new warrants to purchase up to 1,295,000 warrant shares with an exercise price of $5.198. The shares had a term of 5.5 years, with a 6-month required holding period.

On February 27, 2025, the Company entered into a warrant inducement agreement with a shareholder to exercise 755,558 of their 1,295,000 May 2024 Warrants at a price of $5.198 per share. The remaining unexercised 539,442 warrants are included in share subscription payable. In return, the Company issued 1,424,500 new 2025 Inducement Warrants. Each Inducement Warrant has an exercise price of $6.502, will become exercisable six months after issuance, and have a 5.5-year life. Worksport raised approximately $6,731,000 in gross proceeds before fees and expenses, with the funds earmarked for general corporate and working capital purposes.

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

On June 17, 2026, the Company entered into a securities purchase agreement (the “First Agreement”) with an institutional accredited investor pursuant to which the Company issued and sold, in a registered direct offering, 208,333 shares of common stock and common stock purchase warrants to purchase up to 208,333 shares of common stock at an offering price of $1.20 per unit, with each unit consisting of one share of common stock and one warrant. The shares of common stock and the shares of common stock issuable upon exercise of the warrants were offered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-291582), filed with the SEC on November 14, 2025 and declared effective on December 12, 2025, and a prospectus supplement dated June 18, 2026 and filed with the SEC on June 18, 2026. The registered direct offering closed on June 18, 2026 and resulted in gross proceeds of $250,000 (net of issuance costs of $65,000).

The warrants issued in the registered direct offering have an exercise price of $1.50 per share, are immediately exercisable and expire five years from the date of issuance. The warrants include a cashless exercise feature pursuant to which the holder is entitled to receive 1.4 shares of common stock for each share underlying the warrant being exercised, without payment of the exercise price, resulting in the potential issuance of up to 291,667 shares of common stock upon cashless exercise.

On June 18, 2026, the Company entered into a second securities purchase agreement (the “Second Agreement”) with the same institutional accredited investor pursuant to which the Company issued and sold, in a separate registered direct offering, 675,529 shares of common stock at an offering price of $0.70 per share. The shares were offered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-291582), filed with the SEC on November 14, 2025 and declared effective on December 12, 2025, and a prospectus supplement dated June 18, 2026 and filed with the SEC on June 18, 2026. The registered direct offering closed on June 18, 2026 and resulted in gross proceeds of $472,870 (net of issuance costs of $58,643). No warrants or other derivative securities were issued in connection with the offering.

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

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Still, certain factors indicate the existence of a material uncertainty that cast substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments could be material.

Note 3 - Inventories

Inventories, net of reserves, consists of:

	June 30,	December 31,
	2026	2025
Raw materials	$6,589,918	$5,405,618
Finished goods	4,631,573	3,368,509
Work in progress	844,925	756,544
Inventories, net	$12,066,416	$9,530,671

Note 4 - Property and Equipment

Property and equipment consists of:

	June 30,	December 31,
	2026	2025
Building	$6,079,410	$6,079,410
Manufacturing equipment	6,321,569	6,519,571
Land	2,239,405	2,239,405
Leasehold improvements	503,972	489,722
Product molds	524,476	524,476
Warehouse equipment	598,060	503,297
Electrical equipment	183,977	183,977
Automobile	242,642	242,642
Furniture	149,883	149,883
Computers	101,058	101,058
Property and equipment, at cost	16,944,452	17,033,441
Less accumulated depreciation	(4,998,029)	(4,344,953)
Property and equipment, net	$11,946,423	$12,688,488

On  June 30, 2026, the Company amended an agreement whereby it was released from an outstanding contractual obligation of approximately $2.7 million and oustanding duties payable of $0.3 million related to the acquisition of manufacturing equipment valued with a cost of approximately $3.0 million. Equipment deposits paid totaling $300,000 are included as a component of other noncurrent assets, pursuant to the terms of the amendment. Further, $38,857 of capital expenditures related were included in accounts payable as of  June 30, 2026.

Depreciation expense for the three months ended  June 30, 2026 and 2025 was $323,306 and $347,443, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $653,076 and $695,950, respectively.

Note 5 - Intangible Assets

Intangible assets consist of costs incurred to establish the patent rights related to the quick latch and soft vinyl quad-fold tonneau cover technologies, Worksport trademarks, licenses, and software costs. The Company’s utility patents and design registrations were issued between 2014 and 2025. The patents and software are amortized on a straight-line basis over their useful life. The Company’s trademark, licenses, and other indefinite life intangible assets are reassessed every year for impairment. The Company determined that impairment is not necessary for the prior year ended  December 31, 2025 and for the three and six months ended June 30, 2026.

The components of intangible assets are as follows:

	June 30,	December 31,
	2026	2025
Software	$1,150,000	$1,150,000
License	243,829	218,329
Patent	62,706	62,706
Trademark	5,150	5,150
Other	179,752	243,769
Intangible assets, gross carrying amount	1,641,437	1,679,954
Less accumulated amortization	(976,097)	(783,423)
Intangible assets, net	$665,340	$896,531

Amortization expense for the three months ended  June 30, 2026 and 2025 was $96,215 and $96,459, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $192,674 and $192,918, respectively.

Estimated amortization of the patent and software over the next five calendar years and beyond  June 30, 2026 is as follows:

2026	$193,000
2027	$3,000
2028	$3,000
2029	$3,000
2030	$3,000
Thereafter	$31,000

Note 6 - Prepaid Expenses and Other

Prepaid expenses and other consists of:

	June 30,	December 31,
	2026	2025
Consulting, services and advertising	$196,448	$222,922
Insurance	23,760	104,421
Deposits	123,817	203,518
Prepaid expenses and other	$344,025	$530,861

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

-

During 2020, the Company created the Series B preferred stock. Series B preferred shareholders have the right to vote for each share of common stock outstanding after the issuance date. Series B preferred stock does not have conversion rights, is not entitled to receive dividend preferences nor receive any liquidation preferences. As of  June 30, 2026, the Company has not issued shares of Series B preferred stock.

-

During 2025, the Company created its Series C preferred stock for its Regulation A offering. Refer to Note 14, Warrants, for a description of units available in the Regulation A offering. Series C preferred stock ranks senior to common stock and future classes or series of preferred stock as to dividend and liquidation rights. Series C preferred shareholders may convert holdings on a 1:1 basis to common stock at any time. Series C preferred shareholders are entitled to cumulative dividends at a rate of 8.00% of the $3.25 liquidation preference per share per year for a period of two (2) years from the date of issuance. As of  June 30, 2026, the Company issued 3,074,586 shares of Series C preferred stock and converted 2,646,974 Series C preferred shares to common stock at the shareholder’s request. The Company recognized dividends payable to Series C preferred shareholders for the three months ended  June 30, 2026 of $27,414.

During six months ended June 30, 2026, the following transactions occurred:

During the six months ended June 30, 2026, the Company sold an aggregate of 3,157,774 shares of its common stock pursuant to the ATM Agreement for aggregate gross proceeds of $4,003,273, net of issuance costs of $133,391. The shares in a shelf takedown from the Company were sold pursuant to the base prospectus and prospectus supplement filed with the Securities and Exchange Commission as part of the Company’s registration statement on Form S-3 (File No. 333-291582), which was declared effective on December 12, 2025.

The Company recognized consulting expense of $54,901 for share subscriptions payable from restricted shares to be issued. As of  June 30, 2026, $23,325 of restricted shares have not been issued. The Company also recognized consulting expense of $107,833 related to warrants. As of  June 30, 2026, the warrants vested and were issued. Transactions reflected in consulting expense are included as a component of general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Refer to Note 14, Warrants, and Note 15, Equity Compensation, for additional disclosures related to shareholders’ equity.

During six months ended June 30, 2025, the following transactions occurred:

During the six months ended June 30, 2025, the Company sold an aggregate of 22,725 shares of its common stock pursuant to an At the Market Offering Agreement, dated September 30, 2022, for aggregate gross proceeds of $192,612, net of issuance costs of $6,738. The shares were sold pursuant to the Company’s base prospectus and the related prospectus supplements filed with the Securities and Exchange Commission as part of the Company’s registration statement on Form S-3 (File No. 333-267696), which was declared effective on October 13, 2022.

The Company recognized consulting expense of $26,000 to share subscriptions payable from restricted shares and stock options to be issued. As of  June 30, 2025, $13,000 of restricted shares have not been issued. Transactions reflected in consulting expense are included as a component of general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the six months ended June 30, 2025, the Company issued 90,076 restricted shares with a value of $452,100.

During the six months ended June 30, 2025, in connection with the inducement of 1,295,091 warrants at $5.198 per share, the Company also sold 1,424,500 warrants exercisable at $6.502 per share. The Company received proceeds of $6,731,410 before deducting placement agent fees of $346,570 and other offering expenses payable by the Company upon the exercise of the May 2024 Existing Warrants.

Note 8 - Income Taxes

The effective tax rate for the three and six months ended June 30, 2026 and 2025 was 22.9% before 100% allowance adjustments on net deferred income tax assets. The effective tax rate for the three and six months ended June 30, 2026 and 2025 was higher than expected from applying the U.S. federal statutory rate of 21% to loss before income taxes due to tax benefits on losses generated outside the U.S. with higher statutory rates.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value because of the short-term nature of these instruments. The Company’s revolving line of credit and long-term debt are based on a variable interest rate, and are reflected in the financial statements at carrying value which approximates fair value at  June 30, 2026. The fair value of the revolving line of credit and long-term debt is classified as Level 2 within the fair value hierarchy.

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

Note 10 - Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the six months ended June 30, 2026 and 2025 are as follows:

	2026	2025
Decrease (increase) in accounts receivable	$(503,358)	$(253,372)
Decrease (increase) in other receivable	(34,392)	(58,358)
Decrease (increase) in inventory	(2,535,745)	(691,459)
Decrease (increase) in prepaid expenses and other	186,836	(470,641)
Increase (decrease) in accounts payable and accrued liabilities	(1,248,251)	469,362
	$(4,134,910)	$(1,004,468)

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

The Company’s right-of-use asset and lease liability as of  June 30, 2026, and  December 31, 2025, are as follows:

	June 30,	December 31,
	2026	2025
Right-of-use asset	$217,677	$272,598
Current lease liability	$112,482	$113,012
Long-term lease liability	$105,195	$159,526

The following is a summary of the Company’s total lease costs:

	June 30,	June 30,
	2026	2025
Operating lease cost	$73,000	$172,000

The following is a summary of cash paid during the six months ended June 30, 2026 and 2025 for amounts included in the measurement of lease liabilities:

	June 30,	June 30,
	2026	2025
Operating cashflow	$73,000	$173,000

The following are future calendar year minimum lease payments as of  June 30, 2026:

2026	$71,731
2027	134,284
2028	39,784
Total future minimum lease payments	245,799
Less: amount representing interest	(28,122)
Present value of future payments	217,677
Current portion	112,482
Long term portion	$105,195

Note 12 - Indebtedness

Long-term debt consists of:

	June 30,	December 31,
	2026	2025
Revolving Credit Facility (a)	$4,160,871	$1,441,665
Other (b)	1,115,494	1,233,493
	5,276,365	2,675,158
Less deferred debt issuance cost	(19,114)	(37,868)
Less current installments	(281,094)	(1,686,809)
Long-term debt	$4,976,157	$950,481

a)

On July 19, 2024, the Company, as the guarantor, and Worksport New York Operations Corporation as well as Worksport USA Operations Corporation, entered into a $6,000,000 Revolving Financing and Assignment Agreement (the “Agreement”) with an external lending entity with a maturity date of July 18, 2026, or 24 months. The Agreement includes an autorenewal provision whereby the Agreement renews and extends for an additional 24 months at the time of original maturity, or until July 18, 2028. On July 18, 2026, the Agreement was renewed. Upon original transaction close, the Company drew down approximately $5.06 million of the Agreement, net of $790,000 of interest reserve required to be withheld to ensure interest payments by the Company. The Company used $4.73 million of the drawn down amount to refinance the Company’s mortgage on the Company’s real property located at 2500 North America Dr. in West Seneca, New York, and additionally drew approximately $330,000 to fund operations. At  June 30, 2026, the outstanding balance of this loan was $4,160,871.

For collateral, the lender holds a first position on the Company’s major asset classes (accounts receivable, the factory in New York, and inventory) other than the Company’s equipment. A non-usage fee of 0.25% is assessed quarterly and applied to the difference between the quarter’s average daily outstanding loan balance and the total credit facility amount. As of  June 30, 2026, the Company had an available balance of $818,339 to borrow under the Agreement.

b)

On September 4, 2024, the Company, through its wholly owned subsidiary, Worksport USA Operations Corporation, entered into a $1,487,200 credit and security agreement with an external lending entity with a final maturity date of September 1, 2027, which is 36 months from initial funding. Upon transaction close, the Company received net proceeds of $1,412,750 (net of issuance costs of $43,735). The Company and its wholly owned subsidiary, Worksport New York Operations Corporation, serve as guarantors on the loan. For collateral, the lender holds a first position on the Company’s equipment, which is primarily manufacturing and warehousing equipment. Interest on the loan is based on the prime rate plus 700 basis points per annum. At  June 30, 2026, the outstanding balance of this loan was $1,115,494 (net of issuance costs of $19,114).

The Company is in compliance with all covenants.

Note 13 - Loss per Share

For the three and six months ended June 30, 2026, loss per share is ($0.33) and ($0.87) (basic and diluted) using the weighted average number of shares of 11,858,684 and 11,318,444 (basic and diluted), respectively. For the three and six months ended June 30, 2025, loss per share is ($0.71) and ($1.71) (basic and diluted) using the weighted average number of shares of 5,285,705 and 4,778,426 (basic and diluted), respectively.

There are 45,000,000 common shares authorized with 15,282,595 and 5,519,130 shares issued and outstanding, at  June 30, 2026 and 2025, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants and convertible promissory notes were excluded due to the anti-dilutive effect they would have on the computation.

Note 14 - Warrants

On June 17, 2026, the Company entered into a Securities Purchase Agreement with an investor. The terms of the agreement provided for the issuance of 208,333 units at a price of $1.20 per unit. Each unit consisted of one share of common stock with a par value of $0.001 per share and one warrant to purchase one share of common stock, par value $0.001 per share, at an exercise price of $1.50 per share. The warrants were immediately exercisable and expire on July 17, 2031. The warrants contained a cashless feature, in which the holder was entitled to receive 1.4 shares of common stock for each warrant exercised without transfer of cash. The Company determined the fair value provided to the investor at the date of the agreement using the Black-Scholes model. The investor immediately exercised the cashless feature of the warrants on June 17, 2026.

On December 11, 2025, the Company entered into a warrant inducement agreement with the holder of existing warrants to purchase an aggregate of 2,194,526 shares at a reduced exercise price of $2.90. Pursuant to the inducement, the existing holder of the existing warrants received 3,840,421 inducement warrants, and the Company received $6,364,000 from the exercise of the existing warrants. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from both the adjustment in exercise price of the existing warrants and the fair value of the inducement warrants issued using the Black Scholes model. The total incremental value of $4,485,000 is recorded as a non-cash deemed dividend as a reduction of additional paid-in capital based on the Company’s history of net operating losses. The proceeds of the warrant inducement and issuance of 916,000 shares of common stock are recorded as additional paid-in capital. During December 2025, the Company partially satisfied its obligation to issue 636,526 shares of common stock. During January 2026, the Company satisfied its remaining obligation to issue 642,000 shares of common stock. Shares subsequently issued after the inducement agreement are recorded as additional paid-in capital.

On September 2, 2025, the Company entered into a consulting agreement with a third party to perform certain services for a six-month period in exchange for both cash consideration and the issuance of warrants. The warrant agreement was issued on March 2, 2026 and is exercisable to purchase up to 100,000 shares for $4.00 per share and 100,000 shares of common stock at $5.00 per share. The warrants expire two years from the date of issuance. The Company determined the fair value provided to the holder at the date of the consulting agreement using the Black-Scholes model, as the warrants were earned by the holder over the term of the consulting agreement. For the fiscal year ended  December 31, 2025, the Company recognized $216,000 as a component of general and administrative expense. For the six months ended June 30, 2026, the Company recognized $108,000 as a component of general and administrative expense.

The Company commenced its Regulation A offering pursuant to which it offered up to 3,100,000 units at a price of $3.25 per unit. Each unit consisted of one share of 8% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and one warrant to purchase one share of common stock, par value $0.001 per share, at an exercise price of $4.50 per share.

On June 13, 2025, the Company completed the initial closing of the Regulation A offering. On October 15, 2025, the Company completed the Regulation A offering, pursuant to which it sold an aggregate of 3,074,586 units for gross proceeds of approximately $9.99 million, before deducting fees and expenses. The proceeds from the Regulation A offering are recorded as additional paid-in capital. Through  June 30, 2026, the Company issued 3,074,586 warrants to investors. During the six months ended June 30, 2026, the Company received $54,107 of previously escrowed proceeds related to the Regulation A offering.

On February 27, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with the holder of existing warrants to purchase an aggregate of 1,295,000 shares for a reduced exercise price of $0.5198 per share. Pursuant to the Inducement Agreement, the exercising holder of the existing warrants received 1,425,000 inducement warrants, and the Company received $6,731,000 from the exercise of the existing warrants, before deducting placement agent fees and other offering expenses payable by the Company. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from the inducement warrants issued using the Black Scholes model. The total incremental fair value of $7,602,000, is recorded as a non-cash deemed dividend. The proceeds of the warrant inducement and issuance of 1,295,000 shares of common stock are recorded as additional paid-in capital. The Company registered the shares of common stock issuable upon the exercise of the inducement warrants on a registration statement on Form S-1 (File No. 333-286255) declared effective by the Securities and Exchange Commission on April 3, 2025.

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

As of  June 30, 2026, the Company has the following warrants outstanding:

		Remaining
Exercise	Number	Contractual
price	outstanding	Life (Years)	Expiry date
$3.00	3,840,421	4.95	June 12, 2031
$4.00	100,000	1.67	March 2, 2028
$5.00	100,000	1.67	March 2, 2028
$4.50	3,074,587	1.96 - 2.32	June 13, 2028 – October 24, 2028
$4.00	190,000	3.23	September 21, 2029
$40.00	30,000	0.50	December 31, 2026
	7,335,008	3.63

The average remaining contractual life of outstanding warrants that expire is 3.63 years.

	June 30, 2026		December 31, 2025
	Number of	Weighted	Number of	Weighted
	warrants	average price	warrants	average price
Balance, beginning of year	7,335,008	$3.85	2,291,276	$6.35
Issuance	291,667	$1.50	8,539,508	$4.16
Expired	-	$-	(6,250)	$24.00
Exercise	(291,667)	$(1.50)	(3,489,526)	$6.22
Balance, end of period	7,335,008	$3.85	7,335,008	$3.85

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

All equity-settled, share-based payments are ultimately recognized as an expense in the statement of operations with a corresponding credit to “Additional Paid-in Capital.” If vesting periods or other non-market vesting conditions apply, the expense is allocated over the vesting period, based on the best available estimate of the number of share options expected to vest. Estimates are subsequently revised if there is any indication that the number of share options expected to vest differs from previous estimates. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior periods if share options ultimately exercised are different than that estimated on vesting.

Performance Share Units

On May 1, 2023, the Company and Steven Rossi reached an agreement to modify 160,000 restricted stock units and 40,000 performance stock units (“PSUs”) issued on November 11, 2022, and December 29, 2021, respectively, and replace them with 200,000 stock options, as described below.

On November 11, 2022, 40,000 and 30,000 PSUs granted on December 29, 2021, as described below, were modified to include new terms pertaining to the PSU vesting schedule. The PSUs vest in 5% increments according to the modified schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $22.50, 50% will have vested at a closing price of $53.10, and 100% will have vested at a closing price of $137.60 as measured using the volume weighted average of the Company’s common stock for ten (10) consecutive trading days, with over $100,000 of trading volume on each of those days. The fair value of the PSUs was estimated to be $1,254,460. As of  June 30, 2026, 7,500 PSUs of the remaining 30,000 PSUs had vested, and the Company recognized $26,881 and $53,762 for the three and six months ended June 30, 2026 ($26,881 and $53,762 for the three and six months ended June 30, 2025) in general and administrative expense.

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

Stock Options

The Company uses the Black-Scholes option pricing model to determine fair value of stock options on the grant date.

During the six months ended June 30, 2026, the Company issued the following stock options to various directors:

-	90,006 stock options vesting ratably over three years, with an exercise price of $1.66 and an expiration date of February 9, 2036

During the six months ended June 30, 2026, the Company issued the following stock options to various employees and consultants:

-	205,000 stock options vesting over one year, with an exercise price of $2.21 and an expiration date of January 5, 2036

-	75,000 stock options vesting ratably over three years, with an exercise price of $2.21 and an expiration date of January 5, 2036

-	25,000 stock options vesting pursuant to performance milestones, with an exercise price of $2.21 and an expiration date of January 5, 2036

-	15,000 stock options vesting ratably over two years, with an exercise price of $1.66 and an expiration date of February 9, 2036

During the six months ended June 30, 2026, the Company issued the following stock options to Steven Rossi:

-	240,000 stock options vesting ratably over three years, with an exercise price of $1.66, and an expiration date of February 9, 2036

	June 30, 2026		December 31, 2025
	Number of	Weighted	Number of	Weighted
	stock	average	stock	average
	options	price	options	price
Balance, beginning of year	1,171,706	$5.37	579,936	$7.14
Granted	650,006	$1.93	596,040	$3.68
Forfeited	(1,000)	$3.09	(4,270)	$9.52
Balance, end of period	1,820,712	$4.14	1,171,706	$5.37

	Range of		Weighted	Weighted
	Exercise		average	average	Exercisable on
	prices	Outstanding	life (years)	exercise price	June 30, 2026
Stock options	$1.66 - 7.042	1,820,712	8.39	$4.14	583,023

As of  June 30, 2026 and  December 31, 2025, Terravis Energy Inc., a wholly owned subsidiary of the Company, has the following options outstanding:

	June 30, 2026		December 31, 2025
	Number of	Weighted	Number of	Weighted
	stock	average	stock	average
	options	price	options	price
Balance, beginning of year	1,350,000	$0.01	1,350,000	$0.01
Granted	-	$-	-	$-
Balance, end of period	1,350,000	$0.01	1,350,000	$0.01

	Range of		Weighted	Weighted
	Exercise		average	average	Exercisable on
	prices	Outstanding	life (years)	exercise price	June 30, 2026
Stock options	$0.01	1,350,000	5.78	$0.01	1,350,000

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

	For the three months ended June 30, 2026				For the three months ended June 30, 2025
	Hard	Soft			Hard	Soft
	Tonneau	Tonneau	Corporate /		Tonneau	Tonneau	Corporate /
	Covers	Covers	Eliminations	Consolidated	Covers	Covers	Eliminations	Consolidated
Net sales	$5,161,509	$68,151	$-	$5,229,660	$3,981,689	$123,269	$-	$4,104,958
Cost of sales	(3,532,252)	(47,472)	-	(3,579,724)	(2,937,204)	(90,357)	4,715	(3,022,846)
Selling, general and administrative	(2,434,700)	(25,488)	(2,588,780)	(5,048,968)	(2,502,025)	(52,063)	(1,701,753)	(4,255,841)
Depreciation and amortization	(378,914)	(4,574)	(36,033)	(419,521)	(430,224)	(10,002)	(3,676)	(443,902)
Loss from continuing operations	$(1,184,357)	$(9,383)	$(2,624,813)	$(3,818,553)	$(1,887,764)	$(29,153)	$(1,700,714)	$(3,617,631)

	For the six months ended June 30, 2026				For the six months ended June 30, 2025
	Hard	Soft			Hard	Soft
	Tonneau	Tonneau	Corporate /		Tonneau	Tonneau	Corporate /
	Covers	Covers	Eliminations	Consolidated	Covers	Covers	Eliminations	Consolidated
Net sales	$8,431,214	$111,246	$-	$8,542,460	$6,100,254	$244,709	$-	$6,344,963
Cost of sales	(5,961,841)	(76,736)	-	(6,038,577)	(4,673,695)	(188,708)	(4,227)	(4,866,630)
Selling, general and administrative	(5,176,712)	(54,703)	(5,989,447)	(11,220,862)	(4,525,421)	(118,292)	(3,819,688)	(8,463,401)
Depreciation and amortization	(757,357)	(9,126)	(79,267)	(845,750)	(847,539)	(22,831)	(18,498)	(888,868)
Loss from continuing operations	$(3,464,696)	$(29,319)	$(6,068,714)	$(9,562,729)	$(3,946,401)	$(85,122)	$(3,842,413)	$(7,873,936)

The following table presents the Company’s net sales disaggregated by geographic area:

	2026			2025
	Hard	Soft		Hard	Soft
	Tonneau	Tonneau		Tonneau	Tonneau
	Covers	Covers	Consolidated	Covers	Covers	Consolidated
United States	$8,393,231	$111,174	$8,504,405	$6,053,246	$244,709	$6,297,955
Canada	37,983	72	38,055	47,008	-	47,008
Total Net sales	$8,431,214	$111,246	$8,542,460	$6,100,254	$244,709	$6,344,963

No asset information has been provided for the reported segments as the CODM does not regularly review asset information by reportable segment. As of  June 30, 2026 and  December 31, 2025, assets held in the U.S. accounted for 93% and 93% of total assets for each period, respectively.

Note 17 - Commitments and Contingencies

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings arising in the ordinary course of business, including opposition proceedings involving patents. As of June 30, 2026, the Company was not a party to any legal proceeding that management believed would have a material adverse effect on the Company’s business, financial condition or results of operations.

Note 18 - Subsequent Events

The Company has evaluated subsequent events through  August 11, 2026. The following events occurred after the six months ended June 30, 2026:

●

On July 31, 2026, the Company granted an aggregate of 274,000 restricted stock units ("RSUs") to certain employees and consultants under the Company's 2022 Equity Incentive Plan. The grant-date fair value of the RSUs was determined based on the closing price of the Company's common stock on July 31, 2026. The RSU's vest immediately on the grant date.

●

On July 31, 2026, the Company granted an aggregate of 492,050 non-qualified stock options to certain employees, including an officer of the Company, under the Company's 2022 Equity Incentive Plan. The options have an exercise price equal to the closing price of the Company's common stock on the grant date, July 31, 2026. The options are subject to the terms of the applicable award agreements, with vesting schedules ranging from immediate vesting to quarterly vesting through June 30, 2029.

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

The following discussion should be read in conjunction with the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2026 and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q.

OVERVIEW

Worksport Ltd., through its subsidiaries, designs, develops, manufactures and sells tonneau covers, portable energy storage systems, and solar-integrated automotive accessories, and is developing other energy technologies, including pre-commercial non-parasitic heat-pump technology. The Company owns intellectual property associated with these products and technologies. We seek to expand our automotive-accessory business while commercializing selected clean-energy products and technologies, subject to product-development, regulatory, manufacturing, market-acceptance and financing risks.

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

Limited Competitive Landscape

Our conventional tonneau covers are engineered for enhanced user experience and resistance to wear-and-tear, making them strong and competitive products in an otherwise consolidated and saturated market. The Worksport COR portable power station, however, operates in a much wider yet unsaturated market. The global Portable Power Station market is quickly growing, and the competitive landscape is far from consolidated. The solar tonneau cover market is in its infancy, and it’s a market in which we have first-mover advantage. To ensure we do not fall behind future competitors, we are highly focused on protecting our intellectual property both domestically and abroad.

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

Business Developments

The following highlights recent material developments in our business in the three months ended June 30, 2026:

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

●	On April 20, 2026, the Company announced the official commercial launch and commencement of sales for the NEXUS Tonneau Cover. Production began on April 13, 2026.

●	On April 29, 2026, the Company announced that it secured Tri-State Enterprises, Inc. as a new cross-regional distribution partner.

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

●	On May 26, 2026, the Company announced that its clean-energy subsidiary, Terravis Energy, has been issued a U.S. patent for its AetherLux™ heat-pump system incorporating ZeroFrost™ technology.

●

On June 5, 2026, the Company issued to its Chief Executive Officer, Steven Rossi, 79,618 shares of the Company’s common stock, par value $0.001 per share at a deemed price of $0.6280 per share, representing the closing price of the Company’s Common Stock on the Nasdaq Capital Market on June 5, 2026, for an aggregate value of $50,000. The shares were issued in satisfaction of previously accrued and unpaid bonus compensation owed to Mr. Steven Rossi and were approved by the Company’s Board of Directors.

●

On June 17, 2026, the Company entered into a securities purchase agreement with an investor pursuant to which the Company agreed to issue and sell to the investor in a registered direct offering: (i) 208,333 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $1.20 per unit (each unit consisting of one share and one common warrant, as defined herein), and (ii) common stock purchase warrants to purchase up to 208,333 shares of common stock (or up to 291,667 shares of common stock upon cashless exercise), for aggregate gross proceeds of $250,000, before deducting placement agent fees and other offering expenses payable by the Company. The registered direct offering closed on June 18, 2026.

●

On June 18, 2026, the Company entered into a second securities purchase agreement with an investor, pursuant to which the Company agreed to issue and sell to the investor in a separate registered direct offering 675,529 shares of common stock at an offering price of $0.70 per share, for aggregate gross proceeds of approximately $472,870, before deducting placement agent fees and other offering expenses payable by the Company. The registered direct offering closed on June 18, 2026.

●	On June 22, 2026, the Company announced that it has secured Meyer Distributing as its first multinational distribution partner.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following is a discussion of our results of operations from the three months ended June 30, 2026 compared to the three months ended June 30, 2025

			Increase (Decrease)
	Three months ended June 30,		2026 vs. 2025
	2026	2025	Amount	%
Net sales	$5,229,660	$4,104,958	$1,124,702	27.4%
Cost of sales	3,579,724	3,022,846	556,878	18.4%
Gross profit	1,649,936	1,082,112	567,824	52.5%
Research and development	214,183	304,833	(90,650)	(29.7)%
General and administrative	3,548,867	3,091,548	457,319	14.8%
Sales and marketing	1,707,194	1,305,355	401,839	30.8%
(Gain) loss on foreign exchange	(1,755)	(1,993)	238	(11.9)%
Loss from operations	(3,818,553)	(3,617,631)	(200,922)	5.6%
Interest expense	(146,837)	(128,156)	(18,681)	14.6%
Other	87	11,303	(11,216)	(99.2)%
Net loss	$(3,965,303)	$(3,734,484)	$(230,819)	6.2%
Per share data
Basic and diluted earnings per share	$(0.33)	$(0.71)	$0.37	52.7%

	Three months ended June 30,		Increase (Decrease)
Percent of net sales	2026	2025	Percentage points
Cost of sales	68%	74%	(5.2)%
Gross profit	32%	26%	5.2%
Research and development expense	4%	7%	(3.3)%
General and administrative expense	68%	75%	(7.5)%
Sales and marketing expense	33%	32%	0.8%

Net sales

For the three months ended June 30, 2026, net sales generated in the U.S. was $5,197,760, compared to $4,070,406 for the same period in 2025, an increase of approximately $1,127,354.

Net sales increased during the three months ended June 30, 2026 compared to the same period the prior year due to increased sales of tonneau covers to end users via various dealers and distributors. The Company increased its product offerings in 2026 to also include NEXUS covers to end customers. The Company continues to focus on establishing as well as strengthening its presence in both the direct-to-consumer and business-to-business sales channels while also strengthening customer support to increase customer satisfaction and increase product turnover.

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

We currently work closely with a large Canadian and two large U.S. distributors as well as online retailers to grow our customer base. We are progressing well in conversations with three other major distributors with strong market presences, which will allow us to promote to dealers and sell to jobbers in strategic regions. Lastly, we are in closing discussions with a network of nationwide U.S. dealers capable of bringing our product to all U.S. continental states.

Net sales from online retailers of our products decreased by $241,704, from $3,121,458 for the three months ended June 30, 2025 to $2,879,754 for same period ended June 30, 2026. The $241,704 decrease is a result of the Company’s focus to lower our customer acquisition cost with additional focus on brand awareness and less focus on conversion marketing. The reduction in conversion marketing efforts decreased order volume, but this was offset by an increase in the average order value of our product offerings.

Cost of Sales

The decrease in the cost of sales as a percentage of sales was primarily driven by two factors: (1) increased production volume to support sales growth, including introduction of new product lines during 2025, and (2) overhead allocation efficiencies associated with higher production volume. These improvements offset increases in certain material, components, and landed costs, including the impact of tariffs on imported products and components sourced from overseas. While tariffs contributed to higher input costs during the three months ended June 30, 2026, the overall effect of increased scale and production efficiencies resulted in an improvement in our gross margin.

We continue to employ a discounting strategy as part of a broader initiative to enhance market presence and build brand awareness. We anticipate this will position us well for sustained customer engagement in future periods, during which discounting may not be necessary to the same extent. As production volume grows and our manufacturing process becomes more efficient, we expect to allocate fixed costs included in overhead absorption against a larger production volume base. This scaling will be facilitated by reallocating more of our existing human capital and machinery resources toward production.

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

Operating Expenses

Operating expenses increased for the three months ended June 30, 2026 by $768,746, from $4,699,743 for the three months ended June 30, 2025 to $5,468,489, mainly due to the following factors:

●

Research and development expense decreased by $90,650, from $304,833 for the three months ended June 30, 2025 to $214,183 for the three months ended June 30, 2026. The decrease was related to developmental progress of our AL4 and NEXUS product lines, which required less R&D efforts as resources were shifted to normal-course production.

●

General and administrative expense increased by $457,319, from $3,091,548 in 2025 to $3,548,867 in 2026. The increase was related to a shift in overhead absorption driven by production volume requirements as well as an increase in production costs to support order volume.

●

Sales and marketing expense increased by $401,839, from $1,305,355 in 2025 to $1,707,194 in 2026. The increase in sales and marketing was primarily attributable to marketing campaigns to promote brand awareness and new product launches.

Other Income and Expenses

We reported net other expenses for the three months ended June 30, 2026 of $146,750, compared to $116,853 for three months ended June 30, 2025. The increase in net other expenses was attributed to an greater use of our line of credit to fund working capital requirements.

Net Loss

Net loss for the three months ended June 30, 2026 was $3,965,303, compared to a net loss of $3,734,484 for the three months ended June 30, 2025 – an increase of approximately 6.2%. The increase in net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations and promoting our brand awareness.

The following is a discussion of our results of operations from the six months ended June 30, 2026 compared to the six months ended June 30, 2025

			Increase (Decrease)
	Six months ended June 30,		2026 vs. 2025
	2026	2025	Amount	%
Net sales	$8,542,460	$6,344,963	$2,197,497	34.6%
Cost of sales	6,038,577	4,866,630	1,171,947	24.1%
Gross profit	2,503,883	1,478,333	1,025,550	69.4%
Research and development	419,516	674,434	(254,918)	(37.8)%
General and administrative	7,788,021	6,506,369	1,281,652	19.7%
Sales and marketing	3,863,061	2,175,104	1,687,957	77.6%
(Gain) loss on foreign exchange	(3,986)	(3,638)	(348)	9.6%
Loss from operations	(9,562,729)	(7,873,936)	(1,688,793)	21.4%
Interest expense	(239,220)	(323,594)	84,374	(26.1)%
Other	8,125	2,582	5,543	214.7%
Net loss	$(9,793,824)	$(8,194,948)	$(1,598,876)	19.5%
Per share data
Basic and diluted earnings per share	$(0.87)	$(1.71)	$0.85	49.5%

	Six months ended June 30,		Increase (Decrease)
Percent of net sales	2026	2025	Percentage points
Cost of sales	71%	77%	(6.0)%
Gross profit	29%	23%	6.0%
Research and development expense	5%	11%	(5.7)%
General and administrative expense	91%	103%	(11.4)%
Sales and marketing expense	45%	34%	10.9%

Net sales

For the six months ended June 30, 2026, net sales generated in the U.S. was $8,504,405, compared to $6,297,955 for the same period in 2025, an increase of approximately 35.0%.

Net sales increased during the six months ended June 30, 2026 compared to the same period the prior year due to increased sales of tonneau covers to end users via various dealers and distributors. The Company increased its product offerings in 2025 to also include AL4 and HD3 covers to end customers. In 2026, the Company added the NEXUS product offering to its customers. The Company continues to focus on establishing as well as strengthening its presence in both the direct-to-consumer and business-to-business sales channels while also strengthening customer support to increase customer satisfaction and increase product turnover.

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

Net sales from online retailers of our products decreased by $301,739, from $4,992,533 for the six months ended June 30, 2025 to $4,690,794 for the same period ended June 30, 2026. The 6.0% decrease is a result of the Company’s focus to lower our customer acquisition cost with additional focus on brand awareness and less focus on conversion marketing. The reduction in conversion marketing efforts decreased order volume, but this was offset by an increase in the average order value of our product offerings.

Cost of Sales

The decrease in the cost of sales as a percentage of sales was primarily driven by two factors: (1) increased production volume to support sales growth, including introduction of new product lines during 2025, and (2) overhead allocation efficiencies associated with higher production volume. These improvements offset increases in certain material, components, and landed costs, including the impact of tariffs on imported products and components sourced from overseas. While tariffs contributed to higher input costs during the six months ended June 30, 2026, the overall effect of increased scale and production efficiencies resulted in an improvement in our gross margin.

We continue to employ a discounting strategy as part of a broader initiative to enhance market presence and build brand awareness. We anticipate this will position us well for sustained customer engagement in future periods, during which discounting may not be necessary to the same extent. As production volume grows and our manufacturing process becomes more efficient, we expect to allocate fixed costs included in overhead absorption against a larger production volume base. This scaling will be facilitated by reallocating more of our existing human capital and machinery resources toward production.

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

Operating Expenses

Operating expenses increased for the six months ended June 30, 2026 by $2,714,343, from $9,352,269 for the six months ended June 30, 2025 to $12,066,612, mainly due to the following factors:

●

Research and development expense decreased by $254,918, from $674,434 for the six months ended June 30, 2025 to $419,516 for the six months ended June 30, 2026. The decrease was related to developmental progress of our AL4 and NEXUS product lines, which required less R&D efforts as resources were shifted to normal-course production.

●

General and administrative expense increased by $1,281,652, from $6,506,369 in 2025 to $7,788,021 in 2026. The increase was related to labor and consulting costs to support production and operational efforts.

●

Sales and marketing expense increased by $1,687,957, from $2,175,104 in 2025 to $3,863,061 in 2026. The increase in sales and marketing was primarily attributable to marketing campaigns to promote brand awareness and new product launches.

Other Income and Expenses

We reported net other expenses for the six months ended June 30, 2026 of $231,095, compared to $321,012 for six months ended June 30, 2025. The decrease in net other expenses was attributed to decreased interest expense on our line of credit as a result of reduced usage following cash inflows as a result of the December 2025 warrant inducement transaction.

Net Loss

Net loss for the six months ended June 30, 2026 was $9,793,824, compared to a net loss of $8,194,948 for the six months ended June 30, 2025 – an increase of approximately 19.5%. The increase in net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations and promoting our brand awareness.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, we had $1,160,158 and $5,945,894, respectively in cash and cash equivalents. As of June 30, 2026, we had $818,339 of remaining available capacity on our revolving line of credit compared with $3,448,016 of remaining available capacity as of December 31, 2025. The decrease in cash and cash equivalents and decrease in the remaining available capacity on our revolving line of credit was primarily a result of our use of proceeds from our warrant inducement transaction in December 2025 to fund working capital requirements to support the production of our new product offerings. We have historically generated limited gross profit and have relied primarily upon capital generated from public and private offerings of our securities to fund continuing operations. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. During the three and six months ended June 30, 2026, we had net losses of $3,965,303 and $9,793,824, respectively (three months ended June 30, 2025 - $3,734,484; six months ended June 30, 2025 - $8,194,948). As of June 30, 2026, the Company had working capital of $10,961,087 (As of December 31, 2025 - $10,061,578) and had an accumulated deficit of $93,721,747 (As of December 31, 2025 - $83,873,790).

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

To date, our principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the six months ended June 30, 2026, the Company received net proceeds of $4,523,215 from the offerings described below. Management is focused on transitioning towards gross profit as our principal source of liquidity by growing our existing product offerings and customer base and realizing manufacturing efficiency improvements. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, we believe our current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet our working capital requirements for at least one year from the date of issuance of the accompanying consolidated financial statements.

We have raised funds during the six months ended June 30, 2026 from the following public and private securities offerings:

ATM Shares

On November 14, 2025, the Company entered into an amendment to its At The Market Offering Agreement, dated September 30, 2022, with H.C. Wainwright & Co., LLC (“Wainwright”) in connection with a new shelf registration statement on Form S-3 (File No. 333-291582), which was declared effective by the SEC on December 12, 2025. Pursuant to the amended ATM Agreement and the related prospectus supplement dated December 12, 2025, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $4.0 million through Wainwright as sales agent. During the six months ended June 30, 2026, the Company sold 3,157,774 shares of common stock under the ATM Agreement for aggregate gross proceeds of approximately $4,003,273, resulting in net proceeds of approximately $3,869,882 after deducting commissions and offering expenses.

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

Regulation A Offering

During the six months ended June 30, 2026, we received $54,107 of proceeds net of issuance cost that were previously held in escrow. The funds in escrow pertain to the Regulation A offering from 2025.

Registered Direct Offerings

During the six months ended June 30, 2026, we completed two registered direct offerings with one institutional accredited investor and received gross proceeds of $722,870, resulting in net proceeds of approximately $599,226 after deducting issuance costs.

Consolidated Statement of Cash Flows

Cash and cash equivalents decreased from $5,945,894 at December 31, 2025, to $1,160,158 at June 30, 2026 – a decrease of $4,785,736 or 80.5%. The decrease was primarily due to the use of cash to acquire working capital based on supporting the production of existing product offerings as well as the expected growth of additional product offerings launched in 2026. The Company procured approximately $8.1 million of raw materials to support production of our expanded product lineup, including the SOLIS, COR and NEXUS product lines. Some of our new product offerings utilize raw materials common to existing product offerings. Approximately $1.0 million of these raw materials purchases remained in accounts payable as of June 30, 2026.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $11,677,145, compared to $6,935,033 in 2025, primarily driven by the launch of additional product offerings during the six months ended June 30, 2026. Net cash used in operating activities exceeded the Company’s net loss by approximately $1.8 million. The principal component of the change is attributable to the $2.5 million increase in inventory, reflecting the procurement of raw materials and production of finished goods to support the launch of new product offerings during the six months ended June 30, 2026 including SOLIS, COR, and NEXUS.

Accounts receivable increased at June 30, 2026 by $503,358 and increased by $253,372 in the prior period. The increase in accounts receivable is based on the volume of shipment with various business-to-business customers as well as the concentration of customers in certain sales channels.

Inventory increased at June 30, 2026 by $2,535,745, and increased at June 30, 2025 by $691,459, as a result of the procurement of raw materials and production of finished goods to support the commercial launches of our COR, SOLIS and NEXUS product lines.

Prepaid expenses and other decreased by $186,836 at June 30, 2026, and increased by $470,641 at June 30, 2025 due to timing of advanced payments for professional services to support operations.

Accounts payable and accrued liabilities decreased at June 30, 2026 by $1,248,251 and increased by $469,362 at June 30, 2025 due to the payment for raw materials and finished goods procured and produced in preparation for and support of the commercial launches of our COR, SOLIS and NEXUS product lines.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $197,654 compared to $582,797 for the six months ended June 30, 2025. The decrease in investing activities was primarily attributable to our purchase of cryptocurrency and website enhancements in 2025, both of which are classified as intangible assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $7,089,063 compared to net cash provided by financing activities of $4,027,871 for the six months ended June 30, 2025. Net cash provided by financing activities were principally due to our use of the ATM, whereby we received net proceeds of $3,869,882. We also received proceeds from our line of credit through net borrowings of $2,729,739 for the six months ended June 30, 2026. In June 2026, we completed two registered direct offerings with one institutional accredited investor for gross proceeds of $722,870, resulting in net proceeds of approximately $599,226 after deducting issuance costs.

Material Contractual Obligations

As of June 30, 2026, the Company amended an agreement that included an outstanding contractual obligation of approximately $2.1 million related to the acquisition of manufacturing equipment from Prima Power, representing approximately 70% of the total equipment cost of approximately $3.0 million. The amendment provides for Prima Power to retain the initial 10% equipment deposit of $300,000 to be applied to a future equipment purchase. The equipment deposit of $300,000 is included in other noncurrent assets as of June 30, 2026. Other than the indebtedness, lesses, purchases, employment and other obligations disclosed in this Form 10-Q or incurred in the ordinary course of business, the Company had no material contractual obligations as of June 30, 2026.

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

Remediation Efforts

Management is committed to remediating the material weaknesses described above. During the six months ended June 30, 2026, the Company engaged an external CPA firm and an external consultant to augment its external reporting review process. The Company’s remediation efforts are ongoing and include, among other things: (i) formalizing written policies and procedures for key financial reporting processes at a level of precision sufficient to support the operating effectiveness of the related controls; (ii) enhancing documentation practices to evidence the design and operating effectiveness of control activities; and (iii) evaluating and implementing appropriate access controls and segregation of duties within key systems. While the Company believes these actions will remediate the identified material weaknesses, the material weaknesses will not be considered fully remediated until the applicable controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. We will continue to monitor and evaluate the effectiveness of our remediation efforts in subsequent periods.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. We are not presently a party to any material pending or threatened legal proceedings, nor do we have any knowledge of any such pending claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

●

On April 13, 2026, the Company issued 88,214 shares of common stock to Steven Rossi, the Company's Chief Executive Officer, at a deemed price of $0.8502 per share, which was equal to the closing price of the Company's common stock on the Nasdaq Capital Market on April 10, 2026, for an aggregate value of $75,000. The shares were issued in satisfaction of $75,000 of previously accrued and unpaid bonus compensation owed by the Company to Steven Rossi. The issuance was approved by the Company's Board of Directors.

●

On June 5, 2026, the Company issued 79,618 shares of common stock to Steven Rossi at a purchase price of $0.6280 per share, which was equal to the closing price of the Company's common stock on the Nasdaq Capital Market on June 5, 2206, for an aggregate value of $50,000. The shares were issued in satisfaction of $50,000 of previoulsy accrued and unpaid bonus compensation owed by the Company to Steven Rossi. The issuance was approved by the Board of Directors

The shares issued in each of the foregoing transactions were issued in reliance upong the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. No underwriter or placement agent participated in either transaction, and no underwriting discounts or commissions were paid in connection with either issuance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans

During the six months ended June 30, 2026, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

Subsequent Events

●

On July 31, 2026, the Company granted an aggregate of 274,000 restricted stock units ("RSUs") to certain employees and consultants under the Company's 2022 Equity Incentive Plan. The grant-date fair value of the RSUs was determined based on the closing price of the Company's common stock on July 31, 2026. The RSU's vest immediately on the grant date.

●

On July 31, 2026, the Company granted an aggregate of 492,050 non-qualified stock options to certain employees, including an officer of the Company, under the Company's 2022 Equity Incentive Plan. The options have an exercise price equal to the closing price of the Company's common stock on the grant date, July 31, 2026. The options are subject to the terms of the applicable award agreements, with vesting schedules ranging from immediate vesting to quarterly vesting through June 30, 2029.

Item 6. Exhibits

EXHIBIT
No.	DESCRIPTION	PREVOUSLY FILED AND INCORPORATED BY REFERENCE HEREIN:	EXHIBIT NUMBER:

1.1	Form of Placement Agency Agreement, dated June 18, 2026, by and between the Company and D. Boral Capital LLC	Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2026	1.1
4.1	Form of Common Warrant	Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2026	4.1
10.1	Form of Securities Purchase Agreement, dated June 17, 2026, by and between the Company and the Purchaser signatory thereto (First Offering)	Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2026	10.1
10.2	Form of Securities Purchase Agreement, dated June 18, 2026, by and between the Company and the Purchaser signatory thereto (Second Offering).	Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2026	10.2
10.3	Employment Agreement, dated January 27, 2026, between Worksport Ltd. and Jennifer Kartychak	Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2026	10.1
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certifications of Chief Executive Officer
32.2**	Section 906 Certifications of Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

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

WORKSPORT LTD.

Dated: August 11, 2026	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2026	By:	/s/ Jennifer Kartychak
Jennifer Kartychak
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)