Form 10-Q
period 2026-09-30
Worksport Ltd
filed 2026-11-10
CIK 1096275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: September 30, 2026

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

As of November 10, 2026, the Registrant had 20,267,672 shares of common stock, par value $0.001 per share, issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,528,222	$5,945,894
Accounts receivable, net	1,152,964	503,971
Other receivable	334,794	278,027
Inventories, net (Note 3)	9,583,539	9,530,671
Prepaid expenses and other (Note 6)	462,517	530,861
Total current assets	14,062,036	16,789,424
Property and equipment, net (Note 4)	11,616,967	12,688,488
Operating lease right-of-use assets (Note 11)	189,173	272,598
Other noncurrent assets	300,046	67,033
Intangible assets, net (Note 5)	665,145	896,531
Total assets	$26,833,367	$30,714,074
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,971,697	$3,107,085
Accrued liabilities and other	1,262,674	1,400,730
Accrued compensation	276,069	420,210
Long-term debt, current portion (Note 12)	1,030,454	1,686,809
Lease liability, current portion (Note 11)	112,960	113,012
Total current liabilities	4,653,854	6,727,846
Lease liability, excluding current portion (Note 11)	76,213	159,526
Long-term debt, excluding current portion (Note 12)	3,283,500	950,481
Total liabilities	8,013,567	7,837,853

Shareholders’ equity
Series A, B and Series C preferred stock, $0.001 par value, 10,000,000 shares authorized, 100 Series A, 0 Series B, and 427,612 and 427,812 Series C issued and outstanding, respectively (Note 7)	428	428
Common stock, $0.001 par value, 45,000,000 shares authorized, 19,993,672 and 9,814,665 shares issued and outstanding, respectively (Note 7)	19,993	9,814
Additional paid-in capital	114,038,936	101,357,686
Share subscriptions receivable	(1,577)	(55,684)
Share subscriptions payable	2,119,458	5,446,347
Accumulated deficit	(97,348,858)	(83,873,790)
Cumulative translation adjustment	(8,580)	(8,580)
Total shareholders’ equity	18,819,800	22,876,221
Total liabilities and shareholders’ equity	$26,833,367	$30,714,074

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2026	2025	2026	2025

Net sales	$7,228,298	$5,013,872	$15,770,758	$11,358,835
Cost of sales	5,039,591	3,445,088	11,078,169	8,311,718
Gross profit	2,188,707	1,568,784	4,692,589	3,047,117

Operating expenses
Research and development	212,914	301,095	632,429	975,529
General and administrative	3,581,905	3,698,756	11,369,927	10,221,979
Sales and marketing	1,817,563	2,362,195	5,680,624	4,537,299
(Gain) loss on foreign exchange	5,640	(491)	1,654	(4,129)
Total operating expenses	5,618,022	6,361,555	17,684,634	15,730,678
Loss from operations	(3,429,315)	(4,792,771)	(12,992,045)	(12,683,561)

Other income (expense)
Interest expense	(175,243)	(138,887)	(414,462)	(462,481)
Other	5,166	2,979	13,290	22,415
Total other income (expense)	(170,077)	(135,908)	(401,172)	(440,066)

Net loss	$(3,599,392)	$(4,928,679)	$(13,393,217)	$(13,123,627)

Loss per share (basic and diluted) (Note 13)	$(0.26)	$(0.75)	$(1.12)	$(2.44)
Weighted average number of shares (basic and diluted)	13,605,813	6,563,228	11,902,961	5,377,750

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Additional	Share	Share		Cumulative	Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Subscription	Accumulated	Translation	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	Equity
Balance at July 1, 2025	49,435	$49	5,519,130	$5,518	$87,970,432	$(1,577)	$2,022,630	$(72,671,914)	$(8,580)	$17,316,558
Issuance for services and subscriptions payable	-	-	4,594	5	696,168	-	103,722	-	-	799,895
Warrant exercise (Note 14)	-	-	87,894	88	318,410	-	-	-	-	318,498
Issuance of Series C preferred shares pursuant to Reg-A	2,299,867	2,300	-	-	2,232,233	(188,427)	-	-	-	2,046,106
Conversion of Series C preferred shares	(1,977,418)	(1,977)	1,977,418	1,977	-	-	-	-	-	-
Issuance of warrants pursuant to Reg-A	-	-	-	-	4,566,535	(322,388)	-	-	-	4,244,147
Dividend payable on Series C preferred shareholders (Note 7)	-	-	-	-	-	-	-	(17,133)	-	(17,133)
Net loss	-	-	-	-	-	-	-	(4,928,679)	-	(4,928,679)
Balance at September 30, 2025	371,884	372	7,589,036	7,588	95,783,778	(512,392)	2,126,352	(77,617,726)	(8,580)	19,779,392

Balance at July 1, 2026	427,712	$428	15,282,595	$15,282	$110,652,344	$(1,577)	$2,140,104	$(93,721,747)	$(8,580)	$19,076,254
Issuance for services and subscriptions payable	-	-	21,702	22	824,280	-	(20,646)	-	-	803,656
Shares issued (Note 7)	-	-	848,954	849	261,899	-	-	-	-	262,748
Warrant inducement (Note 14)	-	-	3,840,421	3,840	2,300,413	-	-	-	-	2,304,253
Warrant exercise (Note 14)	-	-	-	-	-	-	-	-	-	-
Dividends paid and payable to Series C preferred shareholders (Note 7)	-	-	-	-	-	-	-	(27,719)	-	(27,719)
Net loss	-	-	-	-	-	-	-	(3,599,392)	-	(3,599,392)
Balance at September 30, 2026	427,712	$428	19,993,672	$19,993	$114,038,936	$(1,577)	$2,119,458	$(97,348,858)	$(8,580)	$18,819,800

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Additional	Share	Share		Cumulative	Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Subscription	Accumulated	Translation	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Adjustment	Equity
Balance at January 1, 2025	100	$-	4,016,205	$4,016	$79,781,674	$(1,577)	$2,115,064	$(64,476,966)	$(8,580)	$17,413,631
Issuance for services and subscriptions payable	-	-	189,703	190	2,183,652	-	11,288	-	-	2,195,130
Shares issued (Note 7)	-	-	110,619	110	504,262	-	-	-	-	504,372
Warrant exercise (Note 14)	-	-	1,295,091	1,295	6,383,545	-	-	-	-	6,384,840
Issuance of Series C preferred shares pursuant to Reg-A	2,349,202	2,349	-	-	2,247,329	(188,427)	-	-	-	2,061,251
Conversion of Series C preferred shares	(1,977,418)	(1,977)	1,977,418	1,977	-	-	-	-	-	-
Issuance of warrants pursuant to Reg-A	-	-	-	-	4,683,316	(322,388)	-	-	-	4,360,928
Dividend payable on Series C preferred shareholders (Note 7)	-	-	-	-	-	-	-	(17,133)	-	(17,133)
Net loss	-	-	-	-	-	-	-	(13,123,627)	-	(13,123,627)
Balance at September 30, 2025	371,884	372	7,589,036	7,588	95,783,778	(512,392)	2,126,352	(77,617,726)	(8,580)	19,779,392

Balance at January 1, 2026	427,912	$428	9,814,665	$9,814	$101,357,686	$(55,684)	$5,446,347	$(83,873,790)	$(8,580)	$22,876,221
Issuance for services and subscriptions payable	-	-	209,436	210	2,345,960	-	(11,737)	-	-	2,334,433
Shares issued (Note 7)	-	-	5,486,950	5,487	4,720,367	-	-	-	-	4,725,854
Warrant inducement (Note 14)	-	-	4,482,421	4,482	5,614,923	-	(3,315,152)	-	-	2,304,253
Warrant issuance (Note 14)	-	-	-	-	(105,183)	-	-	-	-	(105,183)
Warrant exercise (Note 14)	-	-	-	-	105,183	-	-	-	-	105,183
Dividends paid and payable to Series C preferred shareholders (Note 7)	-	-	-	-	-	-	-	(81,851)	-	(81,851)
Proceeds from escrow pursuant to Reg-A	-	-	-	-	-	54,107	-	-	-	54,107
Conversions of Series C preferred shares	(200)	-	200	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(13,393,217)	-	(13,393,217)
Balance at September 30, 2026	427,712	$428	19,993,672	$19,993	$114,038,936	$(1,577)	$2,119,458	$(97,348,858)	$(8,580)	$18,819,800

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,393,217)	$(13,123,627)
Adjustments to reconcile net loss to net cash from operating activities:
Shares, options and warrants issued for services	2,241,010	2,139,566
Depreciation and amortization	1,266,787	1,359,522
Change in operating lease	60	(19,650)
	(9,885,360)	(9,644,189)
Changes in operating assets and liabilities (Note 10)	(2,157,676)	(1,545,993)
Net cash provided by (used in) operating activities	(12,043,036)	(11,190,182)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(206,133)	(634,082)
Purchase of intangible assets	(68,744)	(376,802)
Purchase of investments	-	(56,373)
Net cash provided by (used in) investing activities	(274,877)	(1,067,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance cost	4,841,885	497,635
Proceeds from issuance of preferred stock, net of issuance cost	105,183	2,082,013
Proceeds from issuance of warrants, net of issuance cost	54,107	4,387,189
Proceeds from warrant exercise	2,304,253	6,384,840
Proceeds from line of credit	17,344,202	8,843,139
Repayments on line of credit	(15,491,833)	(10,910,449)
Repayments on long-term debt	(175,705)	(148,337)
Dividends paid to Series C Preferred shareholders	(81,851)	-
Net cash provided by (used in) financing activities	8,900,241	11,136,030

Increase (decrease) in cash and cash equivalents	(3,417,672)	(1,121,409)
Cash and cash equivalents - beginning of period	5,945,894	4,883,099
Cash and cash equivalents - end of period	$2,528,222	$3,761,690

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$392,000	$301,000

See accompanying Notes to Condensed Consolidated Financial Statements which form an integral part of the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1- Description of Business and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended  December 31, 2025. All references to years in these financial statements are fiscal years.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The Company reclassified professional fees of $748,656 and $1,812,190 for the three and nine months ended September 30, 2025 from professional fees to general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. This change better aligns the nature of the expenses that support the Company’s administrative efforts. The Company reclassified interest income of $2,979 and $22,415 for the three and nine months ended September 30, 2025 from interest income to other in the condensed consolidated statements of operations and comprehensive loss to conform with current year presentation. The Company reclassified investments of $67,033 at  December 31, 2025 from investment to other noncurrent assets on the condensed consolidated balance sheet to conform with current period presentation.

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

In December 2025, the FASB issued ASU 2025-10, Government Grant (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.

The Company considers the applicability and impact of all ASUs. ASUs not listed were assessed and determined to be either not applicable or had or are expected to have an immaterial impact on the consolidated financial statements and related disclosures.

Note 2 - Going Concern

As of  September 30, 2026, the Company had $2,528,222 in cash and cash equivalents. The Company also had availability on its revolving line of credit of $1,818,887. The Company has generated only limited revenues and has relied primarily upon capital generated from public and private offerings of its securities. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. As of  September 30, 2026, the Company had an accumulated deficit of $97,348,858.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended  September 30, 2026, the Company had net losses of $3,599,392 (2025 - $4,928,679). During the nine months ended September 30, 2026, the Company had net losses of $13,393,217 (2025 - $13,123,627). As of  September 30, 2026, the Company had working capital of $9,408,182 ( December 31, 2025 - $10,061,578) and had an accumulated deficit of $97,348,858 ( December 31, 2025 - $83,873,790). The Company has not generated profit from operations since inception and to date has relied on debt and equity financing for continued operations. The Company’s ability to continue as a going concern is dependent upon the ability to generate cash flows from operations and obtain equity and/or debt financing. The Company intends to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

The Company has historically operated at a loss, although that may change as sales volumes increase and margins improve. As of  September 30, 2026, the Company had cash and cash equivalents of $2,528,222 ( December 31, 2025 - $5,945,894). Despite the Company having completed its purchasing of large manufacturing machinery for phase one output levels, operational costs are expected to remain elevated and, thus, further decrease cash and cash equivalents. Concurrently, the Company intends to continue its ramp-up of manufacturing and increasing sales volumes in 2026, which should mitigate the effects of operational costs on cash and cash equivalents as it releases new product lines; this view is supported by the fact that the manufacturing facility of the Company was completed for initial production output in 2023 and quickly began improving output and sales beginning in 2024 and continuing into 2026.

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

On November 14, 2025, the Company and Wainwright entered into an amendment to the ATM Agreement in connection with the Company’s new shelf registration statement on Form S-3 (File No. 333-291582). Pursuant to the amended ATM Agreement and the related base prospectus and prospectus supplement dated December 12, 2025, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $4.0 million through Wainwright as sales agent. Because the Company’s public float remains below $75.0 million, sales under the ATM Agreement remain subject to the limitations of General Instruction I.B.6 of Form S-3, which limits the amount of securities the Company may sell in primary offerings during any rolling 12-month period. During the nine months ended September 30, 2026, the Company sold 4,006,728 shares of common stock pursuant to the ATM Agreement for aggregate gross proceeds of $4,496,875, resulting in net proceeds to the Company of approximately $4,357,740 after deducting commissions and offering expenses.

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

On March 20, 2024, the Company consummated a registered direct offering pursuant to the prospectus supplement dated March 18, 2024 to the Company’s effective shelf registration statement on Form S-3 (File No. 333-267696), pursuant to which the Company issued 237,224 shares of common stock and 147,789 pre-funded warrants to purchase shares of common stock to the same institutional investor as in the Company’s registered direct offering on November 2, 2023, for a total net proceeds of $2,629,083. Concurrently with the registered direct offering, the Company issued the institutional investor 770,026 warrants in a private sale. The warrants became exercisable six months following issuance at an exercise price of $7.40 per share and expire five and one-half years (5.5) from the issuance date, subject to beneficial ownership limitations contained. The Company registered the resale of the 770,026 shares of common stock underlying the warrants pursuant to a registration statement on Form S-1 (File No. 333-278461) which was declared effective by the SEC on April 8, 2024.

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

On June 17, 2026, the Company entered into a securities purchase agreement (the “First Agreement”) with an institutional accredited investor pursuant to which the Company issued and sold, in a registered direct offering, 208,333 shares of common stock and common stock purchase warrants to purchase up to 208,333 shares of common stock at an offering price of $1.20 per unit, with each unit consisting of one share of common stock and one warrant. The shares of common stock and the shares of common stock issuable upon exercise of the warrants were offered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-291582), filed with the SEC on November 14, 2025 and declared effective on December 12, 2025, and a prospectus supplement dated June 18, 2026 and filed with the SEC on June 18, 2026. The registered direct offering closed on June 18, 2026 and resulted in gross proceeds of $250,000, before deducting placement agent fees and other offering expenses payable by the Company of $65,000.

The warrants issued in the June 17, 2026 registered direct offering had an exercise price of $1.50 per share, were immediately exercisable and would have expired on June 17, 2031. The warrants included a cashless exercise feature pursuant to which the holder was entitled to receive 1.4 shares of common stock for each share underlying the warrant being exercised, without payment of the exercise price, resulting in the potential issuance of up to 291,667 shares of common stock upon cashless exercise. The investor immediately exercised the warrants on a cashless basis for 291,667 shares of common stock on June 17, 2026.

On June 18, 2026, the Company entered into a second securities purchase agreement (the “Second Agreement”) with the same institutional accredited investor pursuant to which the Company issued and sold, in a separate registered direct offering, 675,529 shares of common stock at an offering price of $0.70 per share. The shares were offered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-291582), filed with the SEC on November 14, 2025 and declared effective on December 12, 2025, and a prospectus supplement dated June 18, 2026 and filed with the SEC on June 18, 2026. The registered direct offering closed on June 18, 2026 and resulted in gross proceeds of $472,870 before deducting placement agent fees and other offering expenses payable by the Company of $58,643. No warrants or other derivative securities were issued in connection with the offering.

On August 27, 2026, the Company entered into a warrant inducement agreement (the “Inducement”) with the holder of existing warrants to purchase an aggregate of 3,840,421 shares at a reduced exercise price of $0.60. Pursuant to the Inducement, the exercising holder of the existing warrants received 4,800,526 inducement warrants, and the Company received $2,304,253 from the exercise of the existing warrants. The Company incurred issuance costs payable of approximately $215,000 that are included as a component of both accounts payable and accrued expenses and other on the condensed consolidated balance sheet as of September 30, 2026. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from both the adjustment in exercise price of the existing warrants and the fair value of the inducement warrants issued using the Black Scholes model. The total incremental fair value of $3,621,879 is recorded as a non-cash deemed dividend. The proceeds of the warrant inducement and issuance of 3,840,421 shares of common stock are recorded as additional paid in capital.

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

Note 3 - Inventories

Inventories, net of reserves, consists of:

	September 30,	December 31,
	2026	2025
Raw materials	$5,221,387	$5,405,618
Finished goods	3,603,595	3,368,509
Work in progress	758,557	756,544
Inventories, net	$9,583,539	$9,530,671

Note 4 - Property and Equipment

Property and equipment consists of:

	September 30,	December 31,
	2026	2025
Building	$6,079,410	$6,079,410
Manufacturing equipment	6,338,791	6,519,571
Land	2,239,405	2,239,405
Leasehold improvements	512,872	489,722
Product molds	524,476	524,476
Warehouse equipment	567,060	503,297
Electrical equipment	183,977	183,977
Automobile	242,642	242,642
Furniture	149,883	149,883
Computers	101,058	101,058
Property and equipment, at cost	16,939,574	17,033,441
Less accumulated depreciation	(5,322,607)	(4,344,953)
Property and equipment, net	$11,616,967	$12,688,488

On  June 30, 2026, the Company amended an agreement whereby it was released from an outstanding contractual obligation of approximately $2.7 million and outstanding duties payable of $0.3 million related to the acquisition of manufacturing equipment valued with a cost of approximately $3.0 million. Equipment deposits paid totaling $300,000 are included as a component of other noncurrent assets, pursuant to the terms of the amendment.

Depreciation expense for the three months ended  September 30, 2026 and 2025 was $324,578 and $374,195, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $977,654 and $1,070,145, respectively.

Note 5 - Intangible Assets

Intangible assets consist of costs incurred to establish the patent rights related to the quick latch and soft vinyl quad-fold tonneau cover technologies, Worksport trademarks, licenses, and software costs. The Company’s utility patents and design registrations were issued between 2014 and 2026. The patents and software are amortized on a straight-line basis over their useful life. The Company’s trademark, licenses, and other indefinite life intangible assets are reassessed every year for impairment. The Company determined that impairment is not necessary for the prior year ended  December 31, 2025 and for the three and nine months ended September 30, 2026.

The components of intangible assets are as follows:

	September 30,	December 31,
	2026	2025
Software	$1,193,244	$1,150,000
License	243,829	218,329
Patent	62,706	62,706
Trademark	5,150	5,150
Other	232,772	243,769
Intangible assets, gross carrying amount	1,737,701	1,679,954
Less accumulated amortization	(1,072,556)	(783,423)
Intangible assets, net	$665,145	$896,531

Amortization expense for the three months ended  September 30, 2026 and 2025 was $96,459 and $96,459, respectively. Amortization expense for the nine months ended September 30, 2026 and 2025 was $289,133 and $289,377, respectively.

Estimated amortization of the patent and software over the next five calendar years and beyond  September 30, 2026 is as follows:

2026	$98,000
2027	$12,000
2028	$12,000
2029	$12,000
2030	$12,000
Thereafter	$37,000

Note 6 - Prepaid Expenses and Other

Prepaid expenses and other consists of:

	September 30,	December 31,
	2026	2025
Consulting, services and advertising	$175,525	$222,922
Insurance	108,865	104,421
Deposits	178,127	203,518
Prepaid expenses and other	$462,517	$530,861

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

-

During 2020, the Company created the Series B preferred stock. Series B preferred shareholders have the right to vote for each share of common stock outstanding after the issuance date. Series B preferred stock does not have conversion rights, is not entitled to receive dividend preferences nor receive any liquidation preferences. As of  September 30, 2026, the Company has not issued shares of Series B preferred stock.

-

During 2025, the Company created its Series C preferred stock for its Regulation A offering. Refer to Note 14, Warrants, for a description of units available in the Regulation A offering. Series C preferred stock ranks senior to common stock and future classes or series of preferred stock as to dividend and liquidation rights. Series C preferred shareholders may convert holdings on a 1:1 basis to common stock at any time. Series C preferred shareholders are entitled to cumulative dividends at a rate of 8.00% of the $3.25 liquidation preference per share per year for a period of two (2) years from the date of issuance. As of  September 30, 2026, the Company issued 3,074,586 shares of Series C preferred stock and converted 2,646,974 Series C preferred shares to common stock at the shareholder’s request. The Company recognized dividends payable to Series C preferred shareholders for the three months ended  September 30, 2026 of $27,719.

During nine months ended September 30, 2026, the following transactions occurred:

During the nine months ended September 30, 2026, the Company sold an aggregate of 4,006,728 shares of its common stock pursuant to the ATM Agreement for aggregate gross proceeds of $4,496,875, net of issuance costs of $139,135. The shares in a shelf takedown from the Company were sold pursuant to the base prospectus and prospectus supplement filed with the Securities and Exchange Commission as part of the Company’s registration statement on Form S-3 (File No. 333-291582), which was declared effective on December 12, 2025.

The Company recognized consulting expense of $165,534 for share subscriptions payable from restricted shares to be issued. As of  September 30, 2026, 53,325 restricted shares have been issued and $110,880 have not been issued. The Company recognized salary expense of $61,740 for share subscriptions payable from restricted shares to be issued. As of  September 30, 2026, $61,740 have not been issued. The Company also recognized consulting expense of $107,833 related to warrants. As of  September 30, 2026, the warrants vested and were issued. Transactions reflected in salary expense and consulting expense are included as a component of general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Refer to Note 14, Warrants, and Note 15, Equity Compensation, for additional disclosures related to shareholders’ equity.

During nine months ended September 30, 2025, the following transactions occurred:

During the nine months ended September 30, 2025, the Company sold an aggregate of 110,619 shares of its common stock pursuant to an At the Market Offering Agreement, dated September 30, 2022, for aggregate gross proceeds of $519,971, net of issuance costs of $15,599. The shares were sold pursuant to the Company’s base prospectus and the related prospectus supplements filed with the Securities and Exchange Commission as part of the Company’s registration statement on Form S-3 (File No. 333-267696), which was declared effective on October 13, 2022.

The Company recognized consulting expense of $13,000 and marketing expense of $97,250 to share subscriptions payable from restricted shares and stock options to be issued. As of  September 30, 2025, $110,250 of restricted shares have not been issued. Transactions reflected in consulting expense are included as a component of general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the nine months ended September 30, 2025, the Company issued 94,670 restricted shares with a value of $465,100.

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

During the nine months ended September 30, 2025, certain Series C preferred shareholders converted 1,977,418 shares into the Company's common stock.

Note 8 - Income Taxes

The effective tax rate for the three and nine months ended September 30, 2026 and 2025 was 22.9% before 100% allowance adjustments on net deferred income tax assets. The effective tax rate for the three and nine months ended September 30, 2026 and 2025 was higher than expected from applying the U.S. federal statutory rate of 21% to loss before income taxes due to tax benefits on losses generated outside the U.S. with higher statutory rates.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit, and long-term debt. The fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value because of the short-term nature of these instruments. The Company’s revolving line of credit and long-term debt are based on a variable interest rate, and are reflected in the financial statements at carrying value which approximates fair value at  September 30, 2026. The fair value of the revolving line of credit and long-term debt is classified as Level 2 within the fair value hierarchy.

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

Note 10 - Changes in Cash Flows from Operating Assets and Liabilities

The changes to the Company’s operating assets and liabilities for the nine months ended September 30, 2026 and 2025 are as follows:

	2026	2025
Decrease (increase) in accounts receivable	$(648,993)	$(472,485)
Decrease (increase) in other receivable	(56,767)	(39,974)
Decrease (increase) in inventory	(52,868)	(1,645,437)
Decrease (increase) in prepaid expenses and other	68,344	(865,634)
Increase (decrease) in accounts payable and accrued liabilities	(1,467,392)	1,477,537
	$(2,157,676)	$(1,545,993)

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

The Company’s right-of-use asset and lease liability as of  September 30, 2026, and  December 31, 2025, are as follows:

	September 30,	December 31,
	2026	2025
Right-of-use asset	$189,173	$272,598
Current lease liability	$112,960	$113,012
Long-term lease liability	$76,213	$159,526

The following is a summary of the Company’s total lease costs during the nine months ended September 30, 2026 and 2025:

	September 30,	September 30,
	2026	2025
Operating lease cost	$109,000	$230,000

The following is a summary of cash paid during the nine months ended September 30, 2026 and 2025 for amounts included in the measurement of lease liabilities:

	September 30,	September 30,
	2026	2025
Operating cashflow	$109,000	$230,000

The following are future calendar year minimum lease payments as of  September 30, 2026:

2026	$35,865
2027	134,284
2028	39,784
Total future minimum lease payments	209,933
Less: amount representing interest	(20,760)
Present value of future payments	189,173
Current portion	112,960
Long term portion	$76,213

Note 12 - Indebtedness

Long-term debt consists of:

	September 30,	December 31,
	2026	2025
Revolving Credit Facility (a)	$3,283,500	$1,441,665
Other (b)	1,045,488	1,233,493
	4,328,988	2,675,158
Deferred debt issuance cost	(15,034)	(37,868)
Less current installments	(1,030,454)	(1,686,809)
Long-term debt	$3,283,500	$950,481

a)

On July 19, 2024, the Company, as the guarantor, and Worksport New York Operations Corporation as well as Worksport USA Operations Corporation, entered into a $6,000,000 Revolving Financing and Assignment Agreement (the “Agreement”) with an external lending entity with a maturity date of July 18, 2026, or 24 months. The Agreement includes an autorenewal provision whereby the Agreement renews and extends for an additional 24 months at the time of original maturity, or until July 18, 2028. On July 18, 2026, the Agreement was renewed pursuant to the autorenewal provision and now matures on July 18, 2028.

For collateral, the lender holds a first position on the Company’s major asset classes (accounts receivable, the factory in New York, and inventory) other than the Company’s equipment. A non-usage fee of 0.25% is assessed quarterly and applied to the difference between the quarter’s average daily outstanding loan balance and the total credit facility amount. As of  September 30, 2026, the Company had an available balance of $1,818,887 to borrow under the Agreement.

b)

On September 4, 2024, the Company, through its wholly owned subsidiary, Worksport USA Operations Corporation, entered into a $1,487,200 credit and security agreement with an external lending entity with a final maturity date of September 1, 2027, which is 36 months from initial funding. Upon transaction close, the Company received net proceeds of $1,412,750 (net of issuance costs of $43,735). The Company and its wholly owned subsidiary, Worksport New York Operations Corporation, serve as guarantors on the loan. For collateral, the lender holds a first position on the Company’s equipment, which is primarily manufacturing and warehousing equipment. Interest on the loan is based on the prime rate plus 700 basis points per annum. At  September 30, 2026, the outstanding balance of this loan was $1,045,488 (net of issuance costs of $15,034).

The Company is in compliance with all covenants.

Note 13 - Loss per Share

For the three and nine months ended September 30, 2026, loss per share is ($0.26) and ($1.12) (basic and diluted) using the weighted average number of shares of 13,605,813 and 11,902,961 (basic and diluted), respectively. For the three and nine months ended September 30, 2025, loss per share is ($0.75) and ($2.44) (basic and diluted) using the weighted average number of shares of 6,563,228 and 5,377,750 (basic and diluted), respectively.

There are 45,000,000 common shares authorized with 19,993,672 and 7,589,036 shares issued and outstanding, at  September 30, 2026 and 2025, respectively. The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding stock options, warrants, preferred stock units and convertible Series C preferred stock were excluded due to the anti-dilutive effect they would have on the computation.

Note 14 - Warrants

On August 27, 2026, the Company entered into a warrant inducement agreement with the holder of existing warrants to purchase an aggregate of 3,840,421 shares at a reduced exercise price of $0.60. Pursuant to the inducement, the existing holder of the existing warrants received 4,800,526 inducement warrants, and the Company received $2,304,253 from the exercise of the existing warrants. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from both the adjustment in exercise price of the existing warrants and the fair value of the inducement warrants issued using the Black Scholes model. The total incremental value of $3,621,879 is recorded as a non-cash deemed dividend as a reduction of additional paid-in capital based on the Company’s history of net operating losses. The proceeds of the warrant inducement and issuance of 3,840,421 shares of common stock are recorded as additional paid-in capital. During August 2026, the Company partially satisfied its obligation to issue 3,582,421 shares of common stock. During September 2026, the Company satisfied its remaining obligation to issue 258,000 shares of common stock. Shares subsequently issued after the inducement agreement are recorded as additional paid-in capital.

On June 17, 2026, the Company entered into a Securities Purchase Agreement with an accredited investor. The terms of the agreement provided for the issuance of 208,333 units at a price of $1.20 per unit. Each unit consisted of one share of common stock with a par value of $0.001 per share and one warrant to purchase one share of common stock, par value $0.001 per share, at an exercise price of $1.50 per share. The warrants were immediately exercisable and expire on June 17, 2031. The warrants contained a cashless feature, in which the holder was entitled to receive 1.4 shares of common stock for each warrant exercised without transfer of cash. The Company determined the fair value provided to the investor at the date of the agreement using the Black-Scholes model. The investor immediately exercised the cashless feature of the warrants on June 17, 2026.

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

On September 2, 2025, the Company entered into a consulting agreement with a third party to perform certain services for a six-month period in exchange for both cash consideration and the issuance of warrants. The warrant agreement was issued on March 2, 2026 and is exercisable to purchase up to 100,000 shares for $4.00 per share and 100,000 shares of common stock at $5.00 per share. The warrants expire two years from the date of issuance. The Company determined the fair value provided to the holder at the date of the consulting agreement using the Black-Scholes model, as the warrants were earned by the holder over the term of the consulting agreement. For the fiscal year ended  December 31, 2025, the Company recognized $216,000 as a component of general and administrative expense. For the nine months ended September 30, 2026, the Company recognized $108,000 as a component of general and administrative expense.

The Company commenced its Regulation A offering pursuant to which it offered up to 3,100,000 units at a price of $3.25 per unit. Each unit consisted of one share of 8% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and one warrant to purchase one share of common stock, par value $0.001 per share, at an exercise price of $4.50 per share.

On June 13, 2025, the Company completed the initial closing of the Regulation A offering. On October 15, 2025, the Company completed the Regulation A offering, pursuant to which it sold an aggregate of 3,074,587 units for gross proceeds of approximately $9.99 million, before deducting fees and expenses. The proceeds from the Regulation A offering are recorded as additional paid-in capital. Through  September 30, 2026, the Company issued 3,074,586 warrants to investors. During the nine months ended September 30, 2026, the Company received $54,107 of previously escrowed proceeds related to the Regulation A offering.

On February 27, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with the holder of existing warrants to purchase an aggregate of 1,295,000 shares for a reduced exercise price of $5.198 per share. Pursuant to the Inducement Agreement, the exercising holder of the existing warrants received 1,424,500 inducement warrants, and the Company received $6,731,000 from the exercise of the existing warrants, before deducting placement agent fees and other offering expenses payable by the Company. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holder from the inducement warrants issued using the Black Scholes model. The total incremental fair value of $7,602,000, is recorded as a non-cash deemed dividend. The proceeds of the warrant inducement and issuance of 1,295,000 shares of common stock are recorded as additional paid-in capital. The Company registered the shares of common stock issuable upon the exercise of the inducement warrants on a registration statement on Form S-1 (File No. 333-286255) declared effective by the Securities and Exchange Commission on April 3, 2025.

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

As of  September 30, 2026, the Company has the following warrants outstanding:

		Remaining
Exercise	Number	Contractual
price	outstanding	Life (Years)	Expiry date
$0.60	4,800,526	5.42	February 28, 2032
$4.50	3,074,587	1.70 - 2.07	June 13, 2028 – October 24, 2028
$4.00	190,000	2.98	September 21, 2029
$4.00	100,000	1.42	March 2, 2028
$5.00	100,000	1.42	March 2, 2028
$40.00	30,000	0.25	December 31, 2026
	8,295,113	3.94

The average remaining contractual life of outstanding warrants that expire is 2.36 years.

	September 30, 2026		December 31, 2025
	Number of	Weighted	Number of	Weighted
	warrants	average price	warrants	average price
Balance, beginning of year	7,335,008	$3.85	2,291,276	$6.35
Issuance	5,092,193	$0.65	8,539,508	$4.16
Expired	-	$-	(6,250)	$24.00
Exercise	(4,132,088)	$(0.66)	(3,489,526)	$6.22
Balance, end of period	8,295,113	$2.36	7,335,008	$3.85

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

On November 11, 2022, 40,000 and 30,000 PSUs granted on December 29, 2021, as described below, were modified to include new terms pertaining to the PSU vesting schedule. The PSUs vest in 5% increments according to the modified schedule that correlates with the Company’s stock price. The first 5% of the PSUs vest upon the Company’s stock price closing at $22.50, 50% will have vested at a closing price of $53.10, and 100% will have vested at a closing price of $137.60 as measured using the volume weighted average of the Company’s common stock for ten (10) consecutive trading days, with over $100,000 of trading volume on each of those days. The fair value of the PSUs was estimated to be $1,254,460. As of  September 30, 2026, 7,500 PSUs of the remaining 30,000 PSUs had vested, and the Company recognized $26,881 and $80,643 for the three and nine months ended September 30, 2026 ($26,881 and $80,643 for the three and nine months ended September 30, 2025) in general and administrative expense.

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

During the nine months ended September 30, 2026, the Company issued the following stock options to various directors:

-	90,006 stock options vesting ratably over three years, with an exercise price of $1.66 and an expiration date of February 9, 2036

During the nine months ended September 30, 2026, the Company issued the following stock options to various employees and consultants:

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

-

454,050 stock options with one quarter cliff vesting in twelve months and three quarters vesting ratably between the second and third anniversary of the grant date, with an exercise price of $0.63 and an expiration date of  July 31, 2036

-	25,500 stock options with one half vested at the grant date and the remaining stock options vesting ratably over two years, with an exercise price of $0.63 and an expiration date of July 31, 2036

During the nine months ended September 30, 2026, the Company issued the following stock options to Steven Rossi:

-	240,000 stock options vesting ratably over three years, with an exercise price of $1.66, and an expiration date of February 9, 2036

	September 30, 2026		December 31, 2025
	Number of	Weighted	Number of	Weighted
	stock	average	stock	average
	options	price	options	price
Balance, beginning of year	1,171,706	$5.37	579,936	$7.14
Granted	1,129,556	$1.38	596,040	$3.68
Forfeited	(1,000)	$3.09	(4,270)	$9.52
Balance, end of period	2,300,262	$3.41	1,171,706	$5.37

	Range of		Weighted	Weighted	Exercisable on
	Exercise		average	average	September 30,
	prices	Outstanding	life (years)	exercise price	2026
Stock options	$0.63 - $7.04	2,300,262	8.49	$3.41	749,879

During the nine months ended September 30, 2026, Terravis Energy Inc., a majority owned subsidiary of the Company, issued the following stock options:

-	595,087 stock options to Lorenzo Rossi cliff vesting at six months, with an exercise price of $0.07, and an expiration date of July 27, 2036
-	172,082 stock options to Steven Rossi cliff vesting at six months, with an exercise price of $0.07, and an expiration date of July 27, 2036
-	1,346,164 stock options to various consultants cliff vesting at 6 months, with an exercise price of $0.07, and an expiration date of July 27, 2036

 As of  September 30, 2026 and  December 31, 2025, Terravis Energy Inc. has the following options outstanding:

	September 30, 2026		December 31, 2025
	Number of	Weighted	Number of	Weighted
	stock	average	stock	average
	options	price	options	price
Balance, beginning of year	1,350,000	$0.01	1,350,000	$0.01
Granted	2,113,333	$0.07	-	$-
Balance, end of period	3,463,333	$0.05	1,350,000	$0.01

	Range of		Weighted	Weighted	Exercisable on
	Exercise		average	average	September 30,
	prices	Outstanding	life (years)	exercise price	2026
Stock options	$0.01 - $0.07	3,463,333	8.15	$0.05	1,350,000

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

	For the three months ended September 30, 2026				For the three months ended September 30, 2025
	Hard	Soft			Hard	Soft
	Tonneau	Tonneau	Corporate /		Tonneau	Tonneau	Corporate /
	Covers	Covers	Eliminations	Consolidated	Covers	Covers	Eliminations	Consolidated
Net sales	$7,195,215	$33,083	$-	$7,228,298	$4,881,982	$131,890	$-	$5,013,872
Cost of sales	(5,015,650)	(23,941)	-	(5,039,591)	(3,341,071)	(104,017)	-	(3,445,088)
Selling, general and administrative	(2,775,535)	(16,561)	(2,404,889)	(5,196,985)	(2,561,515)	(30,700)	(3,298,686)	(5,890,901)
Depreciation and amortization	(401,360)	(3,335)	(16,342)	(421,037)	(421,732)	(7,866)	(41,056)	(470,654)
Loss from continuing operations	$(997,330)	$(10,754)	$(2,421,231)	$(3,429,315)	$(1,442,336)	$(10,693)	$(3,339,742)	$(4,792,771)

	For the nine months ended September 30, 2026				For the nine months ended September 30, 2025
	Hard	Soft			Hard	Soft
	Tonneau	Tonneau	Corporate /		Tonneau	Tonneau	Corporate /
	Covers	Covers	Eliminations	Consolidated	Covers	Covers	Eliminations	Consolidated
Net sales	$15,626,430	$144,328	$-	$15,770,758	$10,982,236	$376,599	$-	$11,358,835
Cost of sales	(10,977,492)	(100,677)	-	(11,078,169)	(8,014,766)	(292,725)	(4,227)	(8,311,718)
Selling, general and administrative	(7,952,247)	(71,265)	(8,394,335)	(16,417,847)	(7,087,353)	(148,686)	(7,135,117)	(14,371,156)
Depreciation and amortization	(1,158,717)	(12,461)	(95,609)	(1,266,787)	(1,268,853)	(31,003)	(59,666)	(1,359,522)
Loss from continuing operations	$(4,462,026)	$(40,075)	$(8,489,944)	$(12,992,045)	$(5,388,736)	$(95,815)	$(7,199,010)	$(12,683,561)

The following table presents the Company’s net sales disaggregated by geographic area:

	2026			2025
	Hard	Soft		Hard	Soft
	Tonneau	Tonneau		Tonneau	Tonneau
	Covers	Covers	Consolidated	Covers	Covers	Consolidated
United States	$15,569,910	$144,170	$15,714,080	$10,910,214	$374,324	$11,284,538
Canada	56,520	158	56,678	72,022	2,275	74,297
Total Net sales	$15,626,430	$144,328	$15,770,758	$10,982,236	$376,599	$11,358,835

No asset information has been provided for the reported segments as the CODM does not regularly review asset information by reportable segment. As of  September 30, 2026 and  December 31, 2025, assets held in the U.S. accounted for 94% and 93% of total assets for each period, respectively.

Note 17 - Commitments and Contingencies

From time to time, the Company is involved in lawsuits, claims, investigations and proceedings arising in the ordinary course of business, including opposition proceedings involving patents. As of  September 30, 2026, the Company was not a party to any legal proceeding that management believed would have a material adverse effect on the Company’s business, financial condition or results of operations.

Note 18 - Subsequent Events

The Company has evaluated subsequent events through  November 10, 2026. The following events occurred after the nine months ended September 30, 2026:

●

On November 9, 2026, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, by unanimous written consent, approved an option exchange program under the Company’s 2022 Equity Incentive Plan. See Part II, Item 5, “Other Information,” of this Quarterly Report on Form 10-Q for a description of the option exchange program.

●

On November 9, 2026, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, by unanimous written consent, approved grants under the 2022 Plan of non-qualified stock options to purchase 2,200,000 shares to Steven Rossi, Chairman and Chief Executive Officer, and 50,000 shares each to directors Lorenzo Rossi, Ned Siegel, Craig Loverock and William Caragol, with the same grant date, exercise price, vesting terms and ten-year term as the new options described above. Each grant will be satisfied first from the shares under the 2022 Plan on the grant date, after reserving the maximum number of new options issuable in exchange for options granted under the 2015 and 2021 Equity Incentive Plans. To the extent a grant exceeds those available shares, the excess may not be exercised unless and until either the Company's shareholders approve an increase in the 2022 Plan share reserve or sufficient shares become available under the 2022 Plan, including through the automatic quarterly increases under its evergreen provision. If sufficient shares have not become available by the date of the Company's 2027 Annual Meeting of Shareholders, the Company will submit a proposal to increase the 2022 Plan share reserve at that meeting, and any portion of the grant that then exceeds the available shares will be forfeited if the shareholders do not approve it. Each recipient abstained from the approval of his own grant.

●

On November 9, 2026, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, by unanimous written consent, approved (i) Amendment No.1 to the Consulting Agreement, dated as of July 23, 2024, among the Company, 2230164 Ontario Inc. and Steven Rossi, which provides for a transaction bonus equal to 10% of the consideration received by the Company upon the sale of a subsidiary payable in cash or in kind, subject to a Section 280G cutback and a change-in-control non-competition agreement, and (ii) a transaction bonus and carve-out plan establishing a bonus pool of 4% of the consideration received by the Company in a qualified strategic transaction involving its Worksport or Terravis Energy businesses, with participants including Jennifer Kartychak, Chief Financial Officer (whose award equals 1.00% of the transaction consideration), other members of senior management, and independent directors William Caragol, Craig Loverock, and Ned Siegel. Each award under the plan is subject to a Section 280G cutback and conditioned on the participant's execution of a change-in-control non-competition agreement.

The Company is evaluating the incremental compensation cost associated with the modification of the disclosed option exchange program under ASC 718.

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

Rising Popularity of Electric Vehicles

Electric Vehicles (EVs) have been increasing in consumer interest, whether that interest takes the form of vehicle pre-orders, sales, or investments. As we begin marketing our Worksport SOLIS and COR, we plan to market the SOLIS to electric light duty vehicle owners and to leverage consumer interest in EVs to promote our other products (COR and conventional tonneau covers) to the very large population of Americans who have an interest in EVs without the funds to purchase them. Further, participating in the EV space allows us to target consumers with an interest in cutting-edge technologies – a market in which to promote our COR portable power system.

Regulatory Environment Favoring Electric Vehicles

Many regulations that improve North America’s EV charging infrastructure or provide grants to businesses operating in the EV space would benefit us. While we are primarily focused on the light duty vehicle market, our energy products are particularly useful for electric light duty pickup trucks and, therefore, could benefit from any bill that increases the prevalence of such vehicles. However, President Donald Trump has signed an executive order titled Unleashing American Energy in which he has indicated his administration will be reversing the electric vehicle mandates of Joe Biden’s former administration, and he has further paused billions of dollars in funding allocated towards electric vehicle charging stations. The future of the U.S.’s regulatory environment surrounding electric vehicles is uncertain.

Limited Competitive Landscape

Our conventional tonneau covers are engineered for enhanced user experience and resistance to wear-and-tear, in a consolidated and competitive market. The Worksport COR portable power station, however, operates in a much wider yet unsaturated market. The global Portable Power Station market is quickly growing, and the competitive landscape is far from consolidated. The solar tonneau cover market is in its infancy, and we believe we are among the early entrants in this market. To ensure we do not fall behind future competitors, we are highly focused on protecting our intellectual property both domestically and abroad.

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

Climate Change

Climate change threatens to cause many foreseeable as well as unforeseeable ramifications. In cautious preparation for those that are foreseeable, we have strategically begun domestic manufacturing operations in Western New York. Further, we intend to lower our own carbon footprint by investing in energy-saving measures in our factory in West Seneca, NY. Considering climate change may also exacerbate geopolitical tensions, we are working to diversify our supply chain and lower our reliance on any particular region or country for raw materials in order to lower our exposure to climate change-induced economic or political instability.

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

Additionally, as central banks and the U.S. Federal Reserve adjust interest rates in response to evolving inflationary conditions, the cost of debt financing may fluctuate. While the Federal Reserve began reducing the federal funds rate in the latter half of 2024 and has continued reductions since, interest rates remain elevated relative to pre-2022 levels, and the pace and extent of future reductions remain uncertain. Our $6,000,000 revolving line of credit and our $1,487,000 in equipment financing both carry floating interest rates, meaning we remain susceptible to variable debt interest costs as a result of changes in interest rates.

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

Business Developments

The following highlights recent material developments in our business in the three months ended September 30, 2026:

●

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on August 14, 2026, on August 13, 2026, the Company received written notice from Nasdaq that it no longer satisfies the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). The Company has until February 9, 2027 to regain compliance, which requires a closing bid price of at least $1.00 per share for at least 10 consecutive business days. If the Company does not regain compliance by that date, it may be eligible for an additional 180-calendar-day compliance period if it meets the applicable conditions, including providing written notice of its intention to cure the deficiency, by effecting a reverse stock split if necessary.

●

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on August 27, 2026, on August 27, 2026, the Company entered into a warrant exercise inducement letter with the holder of warrants effective on December 12, 2025 to purchase 3,840,421 shares of common stock. The holder exercised those warrants for cash at a reduced exercise price of $0.60 per share and the Company issued the holder new warrants to purchase up to 4,800,526 shares of common stock at an exercise price of $0.60 per share. The transaction closed on August 28, 2026, and the Company received gross proceeds of approximately $2,304,253, before deducting fees and expenses.

●

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on September 4, 2026,  at the Annual Meeting of Shareholders held on September 3, 2026, the shareholders elected five directors, ratified the appointment of Lumsden & McCormick, LLP as the Company's independent registered public accounting firm for 2026, approved an advisory proposal supporting the Board's consideration of special dividends in connection with the sale of any business unit or material asset, and authorized the Board to effect one or more reverse stock splits at an aggregate ratio of not less than 1-for-2 and not greater than 1-for-250, or one or more forward stock splits, at any time before September 3, 2028.

Recent Developments

The following material developments occurred after September 30, 2026:

●

On October 5, 2026, the Company filed a registration statement on Form S-3 (File No. 333-299283) to register the resale of the 4,800,526 shares of common stock issuable upon exercise of the warrants issued in the August 2026 warrant inducement transaction. The SEC declared the registration statement effective on October 13, 2026.

●	On October 9, 2026, the Company filed a registration statement on Form S-8 to register an additional 1,452,276 shares of common stock issuable under the Company's 2022 Equity Incentive Plan.

●

As previously announced in a press release furnished as an exhibit to the Company's Current Report on Form 8-K furnished to the SEC on November 4, 2026, the Company signed a non-binding term sheet to acquire a U.S. business that manufactures a patented truck bed accessory. Completion of the proposed acquisition is subject to due diligence, the negotiation and execution of definitive agreements, and the satisfaction of closing conditions. There can be no assurance that a definitive agreement will be signed or that the proposed acquisition will be completed.

●

On November 9, 2026, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, approved an option exchange program, grants of stock options to the Company's Chief Executive Officer and non-employee directors, and certain transaction bonus arrangements. See Part II, Item 5, “Other Information” of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting estimates from those disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, Description of Business and Significant Accounting Policies included in Item 1, Financial Statements of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates (“ASU”).

CONSOLIDATED RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025

			Increase (Decrease)
	Three months ended September 30,		2026 vs. 2025
	2026	2025	Amount	%
Net sales	$7,228,298	$5,013,872	$2,214,426	44.2%
Cost of sales	5,039,591	3,445,088	1,594,503	46.3%
Gross profit	2,188,707	1,568,784	619,923	39.5%
Research and development	212,914	301,095	(88,181)	(29.3)%
General and administrative	3,581,905	3,698,756	(116,851)	(3.2)%
Sales and marketing	1,817,563	2,362,195	(544,632)	(23.1)%
(Gain) loss on foreign exchange	5,640	(491)	6,131	1248.7%
Loss from operations	(3,429,315)	(4,792,771)	1,363,456	(28.4)%
Interest expense	(175,243)	(138,887)	(36,356)	26.2%
Other	5,166	2,979	2,187	73.4%
Net loss	$(3,599,392)	$(4,928,679)	$1,329,287	(27.0)%
Per share data
Basic and diluted earnings per share	$(0.26)	$(0.75)	$0.49	64.9%

	Three months ended September 30,		Increase (Decrease)
Percent of net sales	2026	2025	Percentage points
Cost of sales	70%	69%	1.0%
Gross profit	30%	31%	(1.0)%
Research and development expense	3%	6%	(3.1)%
General and administrative expense	50%	74%	(24.2)%
Sales and marketing expense	25%	47%	(22.0)%

Net sales

For the three months ended September 30, 2026, net sales generated in the U.S. were $7,209,675, compared to $4,986,583 for the same period in 2025, an increase of approximately $2,223,092.

The increase was primarily due to increased sales of tonneau covers to end users via various dealers and distributors. The Company increased its product offerings in 2026 to also include NEXUS covers to end customers. The Company continues to focus on establishing, as well as strengthening, its presence in both the direct-to-consumer and business-to-business sales channels while also strengthening customer support to increase customer satisfaction.

We distribute our products in the U.S. and Canada through an expanding network of wholesalers, distributors, and dealers, and through online channels, including major online marketplaces and our direct-to-consumer e-commerce platform. We intend to continue expanding both business-to-business and direct-to-consumer channels with product offerings to each of these channels. We also continue to pursue relationships with original equipment manufacturers and fleet customers where appropriate.

Net sales from online retailers of our products increased by $575,032, from $3,589,098 for the three months ended September 30, 2025 to $4,164,130 for the three months ended September 30, 2026. The $575,032 increase is a result of the Company’s focus on lowering customer acquisition costs with direct-to-consumer sales by expanding its sales channel concentration in the business-to-business sale channel. This, in turn, allows the Company to reduce expenses normally attributed to conversion marketing. An intentional reduction in conversion marketing efforts decreases order volume, but yields efficient marketing spend and therefore an increase in average order value.

Cost of Sales

The increase in the cost of sales as a percentage of net sales was primarily offset by two efficiency factors: (1) increased production volume to support sales growth, including introduction of new product lines during 2026, and (2) overhead allocation efficiencies associated with higher production volume. These improvements partially offset increases in certain material, components, and landed costs, including the impact of tariffs on imported products and components sourced from overseas. While tariffs contributed to higher input costs during the three months ended September 30, 2026, the efficiency improvements partially offset the increase in input costs, and gross margin decreased by approximately one percentage point.

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

We provide our distributors and online retailers with an “all-in” wholesale price. This includes any import duty charges, taxes, and shipping charges. Discounts are applied if the distributor or retailer chooses to use their own shipping process. Certain exceptions apply on rare occasions where product is shipped outside the contiguous United States or from the U.S. to Canada. Volume discounts are offered to certain high-volume customers, and we also offer a “dock price” or “pickup program” whereby clients are able to pick up product directly from our stocking warehouse.

Operating Expenses

Operating expense for the three months ended September 30, 2026 decreased by $743,533, from $6,361,555 for the three months ended September 30, 2025 to $5,618,022, for the three months ended September 30, 2026 mainly due to the following factors:

●

Research and development expense decreased by $88,181, from $301,095 for the three months ended September 30, 2025 to $212,914 for the three months ended September 30, 2026. The decrease was related to developmental progress of our AL4 and NEXUS product lines, which required less research and development effort as resources were shifted to normal-course production.

●

General and administrative expense decreased by $116,851, from $3,698,756 in 2025 to $3,581,905 in 2026. The decrease was primarily related to a maintained focus on operational efficiencies as the Company continues to add sales volume.

●

Sales and marketing expense decreased by $544,632, from $2,362,195 in 2025 to $1,817,563 in 2026. The decrease in sales and marketing was primarily attributable to a reduction of approximately $1.0M in investor relations and awareness program costs, partially offset by an increase in customer facing marketing to support higher sales volume. Customer-facing marketing supported a 44% increase in net sales.

Other Income and Expenses

We reported net other expenses for the three months ended September 30, 2026 of $170,077, compared to $135,908 for the three months ended September 30, 2025. The increase in net other expenses was attributed to a greater use of our line of credit to fund working capital requirements, which contributed to an increase in interest expense.

Net Loss

Net loss for the three months ended September 30, 2026 was $3,599,392, compared to a net loss of $4,928,679 for the three months ended September 30, 2025 – a decrease of approximately 27.0%. The decrease in net loss can be attributed to the reduction in various operating expenses as we focus on maximizing cost efficiencies as we continue to scale.

The following is a discussion of our results of operations for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

			Increase (Decrease)
	Nine months ended September 30,		2026 vs. 2025
	2026	2025	Amount	%
Net sales	$15,770,758	$11,358,835	$4,411,923	38.8%
Cost of sales	11,078,169	8,311,718	2,766,451	33.3%
Gross profit	4,692,589	3,047,117	1,645,472	54.0%
Research and development	632,429	975,529	(343,100)	(35.2)%
General and administrative	11,369,927	10,221,979	1,147,948	11.2%
Sales and marketing	5,680,624	4,537,299	1,143,325	25.2%
(Gain) loss on foreign exchange	1,654	(4,129)	5,783	140.1%
Loss from operations	(12,992,045)	(12,683,561)	(308,484)	2.4%
Interest expense	(414,462)	(462,481)	48,019	(10.4)%
Other	13,290	22,415	(9,125)	(40.7)%
Net loss	$(13,393,217)	$(13,123,627)	$(269,590)	2.1%
Per share data
Basic and diluted earnings per share	$(1.12)	$(2.44)	$1.32	54.1%

	Nine months ended September 30,		Increase (Decrease)
Percent of net sales	2026	2025	Percentage points
Cost of sales	70%	73%	(2.9)%
Gross profit	30%	27%	2.9%
Research and development expense	4%	9%	(4.6)%
General and administrative expense	72%	90%	(17.9)%
Sales and marketing expense	36%	40%	(3.9)%

Net sales

For the nine months ended September 30, 2026, net sales generated in the U.S. was $15,714,080, compared to $11,284,538 for the same period in 2025, an increase of approximately 39.3%.

Net sales increased during the nine months ended September 30, 2026 compared to the same period in the prior year due to increased sales of hard tonneau covers to end users via various dealers and distributors. The Company increased its product offerings in 2025 to also include AL4 and HD3 covers to end customers. In 2026, the Company added the NEXUS product offering to its customers. The Company continues to focus on establishing, as well as strengthening, its presence in both the direct-to-consumer and business-to-business sales channels while also strengthening customer support to increase customer satisfaction and increase product turnover.

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

Net sales from online retailers of our products increased by $273,293, from $8,581,631 for the nine months ended September 30, 2025 to $8,854,924 for the nine months ended September 30, 2026. The 3.2% increase is a result of the Company’s focus on lowering customer acquisition costs for direct-to-consumer sales and a presence in the business-to-business sales channel. This, in turn, allows the Company to reduce expenses normally attributed to conversion marketing. An intentional reduction in conversion marketing efforts decreases order volume, but results in more efficient marketing spend and a higher average order value.

Cost of Sales

The decrease in the cost of sales as a percentage of net sales was primarily driven by two factors: (1) increased production volume to support sales growth, including introduction of new product lines during 2025 and 2026, including NEXUS, and (2) overhead allocation efficiencies associated with higher production volume. These improvements offset increases in certain material, components, and landed costs, including the impact of tariffs on imported products and components sourced from overseas. While tariffs contributed to higher input costs during the nine months ended September 30, 2026, the overall effect of increased scale and production efficiencies resulted in an improvement in our gross margin.

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

Operating Expenses

Operating expenses increased for the nine months ended September 30, 2026 by $1,953,956, from $15,730,678 for the nine months ended September 30, 2025 to $17,684,634 for the nine months ended September 30, 2026, mainly due to the following factors:

●

Research and development expense decreased by $343,100, from $975,529 for the nine months ended September 30, 2025 to $632,429 for the nine months ended September 30, 2026. The decrease was related to developmental progress of our AL4 and NEXUS product lines, which required less research and development effort as resources were shifted to normal-course production.

●	General and administrative expense increased by $1,147,948, from $10,221,979 in 2025 to $11,369,927 in 2026. The increase was related to consulting costs to support production and operational efforts.

●

Sales and marketing expense increased by $1,143,325, from $4,537,299 in 2025 to $5,680,624 in 2026. The increase in sales and marketing was primarily attributable to marketing campaigns to promote brand awareness and new product lines.

Other Income and Expenses

We reported net other expenses for the nine months ended September 30, 2026 of $401,172, compared to $440,066 for the nine months ended September 30, 2025. The decrease in net other expenses was attributed to decreased interest expense on our line of credit as a result of reduced usage following cash inflows as a result of the December 2025 warrant inducement transaction.

Net Loss

Net loss for the nine months ended September 30, 2026 was $13,393,217, compared to a net loss of $13,123,627 for the nine months ended September 30, 2025 – an increase of approximately 2.1%. The increase in net loss can be attributed to the increase in various operating expenses as we focus on expanding our operations and promoting our brand awareness.

Liquidity and Capital Resources

As of September 30, 2026 and December 31, 2025, we had $2,528,222 and $5,945,894, respectively in cash and cash equivalents. As of September 30, 2026, we had $1,818,887 of remaining available capacity on our revolving line of credit compared with $3,448,016 of remaining available capacity as of December 31, 2025. The decrease in cash and cash equivalents was primarily a result of our cash used in operating activities to fund working capital requirements and support the production of our new product offerings. We have historically generated limited gross profit and have relied primarily upon capital generated from public and private offerings of our securities to fund continuing operations. Since the Company’s acquisition of Worksport in 2014, it has never generated a profit. During the three and nine months ended September 30, 2026, we had net losses of $3,599,392 and $13,393,217, respectively (three months ended September 30, 2025 - $4,928,679; nine months ended September 30, 2025 - $13,123,627). As of September 30, 2026, the Company had working capital of $9,408,182 (As of December 31, 2025 - $10,061,578) and had an accumulated deficit of $97,348,858 (As of December 31, 2025 - $83,873,790).

In their fiscal 2025 audit report, our independent registered public accounting firm included an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate cash flows from operations and obtain equity and/or debt financing. We intend to continue funding operations through equity and debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps our management is taking will be successful.

To date, our principal sources of liquidity consist of net proceeds from public and private securities offerings and cash exercises of outstanding warrants. During the nine months ended September 30, 2026, the Company received net proceeds of $7,100,326 from the offerings described below. Management is focused on transitioning towards gross profit as our principal source of liquidity by growing our existing product offerings and customer base and realizing manufacturing efficiency improvements. We cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations or future business developments. Future business development and demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot ensure that we will be able to raise additional capital on acceptable terms, or at all.

We have raised funds during the nine months ended September 30, 2026 from the following public and private securities offerings:

ATM Shares

On November 14, 2025, the Company entered into an amendment to its At The Market Offering Agreement, dated September 30, 2022, with H.C. Wainwright & Co., LLC (“Wainwright”) in connection with a new shelf registration statement on Form S-3 (File No. 333-291582), which was declared effective by the SEC on December 12, 2025. Pursuant to the amended ATM Agreement and the related prospectus supplement dated December 12, 2025, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $4.0 million through Wainwright as sales agent. During the nine months ended September 30, 2026, the Company sold 4,006,728 shares of common stock under the ATM Agreement for aggregate gross proceeds of approximately $4,496,875, resulting in net proceeds of approximately $4,357,740 after deducting commissions and offering expenses.

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

Regulation A Offering

During the nine months ended September 30, 2026, we received $54,107 of proceeds net of issuance costs that had previously been held in escrow. The funds in escrow pertained to the 2025 Regulation A offering.

Registered Direct Offerings

During the nine months ended September 30, 2026, we completed two registered direct offerings with one institutional accredited investor and received gross proceeds of $722,870, resulting in net proceeds of approximately $599,226 after deducting issuance costs.

August 2026 Warrant Inducement

On August 27, 2026, the Company entered into a warrant exercise inducement agreement with the holder of certain existing warrants originally issued on December 12, 2025. Pursuant to the agreement, the holder exercised warrants to purchase 3,840,421 shares of the Company’s common stock at a reduced exercise price of $0.60 per share, for gross proceeds of $2,304,253, before deducting approximately $215,000 of placement agent fees and other offering expenses payable, resulting in estimated net proceeds of approximately $2,089,253. In consideration for the exercise, the Company issued new warrants to purchase up to 4,800,526 shares of common stock. The shares of common stock issuable upon exercise of the new warrants were registered for resale pursuant to the Company’s registration statement on Form S-3 (File No. 333-299283), filed October 5, 2026, and declared effective October 13, 2026. The Company intends to use the net proceeds from the transaction for general corporate and working capital purposes. The Company engaged Maxim Group LLC as its exclusive financial advisor in connection with the transaction.

Consolidated Statement of Cash Flows

Cash and cash equivalents decreased from $5,945,894 at December 31, 2025, to $2,528,222 at September 30, 2026 – a decrease of $3,417,672 or 57.5%. The decrease was primarily due to the use of cash to fund working capital to support the production of existing product offerings and the expected growth of additional product offerings launched in 2026. The Company procured approximately $9.5 million of raw materials to support production of our expanded product lineup, including the SOLIS, COR and NEXUS product lines. Some of our new product offerings utilize raw materials common to existing product offerings. Approximately $0.6 million of these raw materials purchases remained in accounts payable as of September 30, 2026.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $12,043,036, compared to $11,190,182 in 2025, primarily driven by the launch of additional product offerings during the nine months ended September 30, 2026. Net cash used in operating activities did not exceed the Company’s net loss by approximately $1.3 million. The principal component of the change is attributable non-cash expenses, mainly equity compensation of $2,241,010 and depreciation and amortization expense of $1,266,787, which reduce reported earnings but did not require the use of cash during the period.

Accounts receivable increased at September 30, 2026 by $648,993 and increased by $472,485 in the prior year period. The increase in accounts receivable is based on the volume of shipment with various business-to-business customers as well as the concentration of customers in certain sales channels.

Inventory increased at September 30, 2026 by $52,868, and increased at September 30, 2025 by $1,645,437, as a result of the procurement of raw materials and production of finished goods to support the commercial launches of our COR, SOLIS and NEXUS product lines.

Prepaid expenses and other decreased by $68,344 at September 30, 2026, and increased by $865,634 at September 30, 2025 due to timing of advanced payments for professional services to support operations.

Accounts payable and accrued liabilities decreased at September 30, 2026 by $1,467,392 and increased by $1,477,537 at September 30, 2025 due to the timing of payment for raw materials and finished goods procured and produced in preparation for and support of the commercial launches of our COR, SOLIS and NEXUS product lines.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $274,877 compared to $1,067,257 for the nine months ended September 30, 2025. The decrease in investing activities was primarily attributable to the timing of machinery and equipment to support our production growth.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $8,900,241 compared to net cash provided by financing activities of $11,136,030 for the nine months ended September 30, 2025. Net cash provided by financing activities was principally attributable to our use of the ATM, whereby we received net proceeds of $4,357,740. We also received proceeds from our line of credit through net borrowings of $1,852,369 for the nine months ended September 30, 2026. In June 2026, we completed two registered direct offerings with one institutional accredited investor for gross proceeds of $722,870, resulting in net proceeds of approximately $599,226 after deducting issuance costs. In August 2026, we completed a warrant inducement and received gross proceeds of $2,304,253.

Material Contractual Obligations

On June 30, 2026, the Company amended an agreement pursuant to which it was released from an outstanding contractual obligation of approximately $2.7 million related to the acquisition of manufacturing equipment from Prima Power, representing approximately 90% of the total equipment cost of approximately $3.0 million. The amendment provides for Prima Power to retain the initial 10% equipment deposit of $300,000 to be applied to a future equipment purchase. The equipment deposit of $300,000 is included in other noncurrent assets as of September 30, 2026. Other than the indebtedness, leases, purchases, employment and other obligations disclosed in this Form 10-Q or incurred in the ordinary course of business, the Company had no material contractual obligations as of September 30, 2026.

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

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in our periodic reports filed with the SEC are prepared in accordance with generally accepted accounting principles. Notwithstanding the material weakness, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation Efforts

Management is committed to remediating the material weaknesses described above. During the nine months ended  September 30, 2026  the Company engaged an external CPA firm and an external consultant to augment its external reporting review process. The Company’s remediation efforts are ongoing and include, among other things: (i) formalizing written policies and procedures for key financial reporting processes at a level of precision sufficient to support the operating effectiveness of the related controls; (ii) enhancing documentation practices to evidence the design and operating effectiveness of control activities; and (iii) evaluating and implementing appropriate access controls and segregation of duties within key systems. While the Company believes these actions will remediate the identified material weaknesses, the material weaknesses will not be considered fully remediated until the applicable controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. We will continue to monitor and evaluate the effectiveness of our remediation efforts in subsequent periods.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025:

●

Nasdaq Minimum Bid Price Deficiency. Our common stock does not currently satisfy Nasdaq’s $1.00 minimum bid price requirement, and we have until February 9, 2027 to regain compliance. If we do not regain compliance, we may be eligible for an additional compliance period only if applicable conditions are met, may need to effect a reverse stock split, and could ultimately be delisted, which would adversely affect the liquidity and market price of our common stock. Although our shareholders authorized our Board of Directors at our 2026 Annual Meeting to effect one or more reverse stock splits at a ratio of not less than 1-for-2 and not greater than 1-for-250, a reverse stock split may not result in a sustained increase in the market price of our common stock. In addition, because we effected a 1-for-10 reverse stock split in March 2025, under Nasdaq Listing Rule 5810(c)(3)(A)(iv) we would not be eligible for any compliance period for a future bid price deficiency if, at that time, we had effected a reverse stock split during the prior one-year period, or reverse stock splits during the prior two-year period with a cumulative ratio of 250 shares or more to one.

●

Dilution and Option Plan Approval. Our option exchange program and new option grants covering 2,400,000 shares could dilute existing shareholders, and the related awards include grants to the holder of our Series A preferred stock. To the extent these awards exceed the shares available under the 2022 Plan, they may not be exercised unless shareholders approve an increase in the 2022 Plan share reserve or sufficient shares become available under the plan’s evergreen provision. If sufficient shares have not become available by the date of our 2027 annual meeting of shareholders, we will submit a proposal to increase the 2022 Plan share reserve at that meeting, and any portion of the awards that then exceeds the available shares will be forfeited if our shareholders do not approve it. If the awards are forfeited, our ability to retain and motivate personnel could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

●	During the three months ended September 30, 2026, the Company issued an aggregate of 21,702 shares of common stock to consultants and service providers as compensation for services rendered.

The Company did not receive any cash proceeds from these issuances. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. In reliance on representations made by each recipient, the Company determined that each recipient was an accredited investor, or had such knowledge and experience in financial and business matters that the recipient was capable of evaluating the merits and risks of the investment, acquired the shares for investment and not with a view to distribution, and had access to information about the Company. The shares are restricted securities and bear a restrictive legend. No underwriter or placement agent participated in these issuances, and no underwriting discounts or commissions were paid.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans

During the three months ended September 30, 2026, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

Subsequent Events

The following information is provided in lieu of a Current Report on Form 8-K under Item 5.02(e) of Form 8-K. The Company intends to file the related agreements as exhibits to its Annual Report on Form 10-K for the year ending December 31, 2026, and the descriptions below are qualified in their entirety by reference to those documents.

●

On November 9, 2026, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, by unanimous written consent, approved an option exchange program under the 2022 Equity Incentive Plan, as amended (the “2022 Plan”), under which holders of outstanding options granted under the Company’s 2015 Equity Incentive Plan (which expired in 2025, although options granted under it remain outstanding in accordance with their terms), 2021 Equity Incentive Plan and 2022 Plan may surrender their options in exchange for new options under the 2022 Plan on a one-for-one basis. The new options will be non-qualified stock options with a ten-year term and an exercise price equal to the closing price of the common stock on The Nasdaq Capital Market on the grant date, and will vest one-third on the grant date, one-third on the first anniversary and one-third on the second anniversary of the grant date, subject to continued service, with time-based vesting replacing any performance-based vesting. The grant date will be November 13, 2026, which is the first trading day after two full trading days have elapsed following the filing of this Quarterly Report on Form 10-Q. Each exchange will be documented in an option exchange agreement, and the election period will remain open for at least 20 business days and at least 30 calendar days after the exchange documents are delivered. Only options that are outstanding and have not expired or otherwise terminated at the end of the election period are eligible. Options granted outside the Company’s equity incentive plans, including options issued by Terravis Energy Inc., are not eligible. To the extent the new options exceed the shares available under the 2022 Plan, they may not be exercised unless and until either the Company’s shareholders approve an amendment to the 2022 Plan to increase the number of shares of common stock reserved for issuance under the 2022 Plan or sufficient shares become available under the 2022 Plan, including through the automatic quarterly increases under its evergreen provision. If sufficient shares have not become available by the date of the Company’s 2027 annual meeting of shareholders, the Company will submit a proposal to increase the 2022 Plan share reserve at that meeting, and any new options that then exceed the available shares will be forfeited if the shareholders do not approve it. The Company will conduct the exchange program as an issuer tender offer.

The option exchange offer has not yet commenced. When the exchange offer commences, the Company will file a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission (the “SEC”). Option holders should read the Schedule TO and its exhibits, including the offer to exchange, when they become available, because they will contain important information about the exchange offer. Option holders may obtain these documents free of charge at the SEC’s website at www.sec.gov or from the Company. This Quarterly Report on Form 10-Q is neither an offer to purchase nor a solicitation of an offer to sell any securities.

●

On November 9, 2026, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, by unanimous written consent, approved grants under the 2022 Plan of non-qualified stock options to purchase 2,200,000 shares to Steven Rossi, Chairman and Chief Executive Officer, and 50,000 shares to each of directors Lorenzo Rossi, Ned Siegel, Craig Loverock and William Caragol, with the same grant date, exercise price, vesting terms and ten-year term as the new options described above. Each grant will be satisfied first from the shares available under the 2022 Plan on the grant date, after reserving the maximum number of new options issuable in exchange for options granted under the 2015 and 2021 Equity Incentive Plans. To the extent a grant exceeds those available shares, the excess may not be exercised unless and until either the Company’s shareholders approve an increase in the 2022 Plan share reserve or sufficient shares become available under the 2022 Plan, including through the automatic quarterly increases under its evergreen provision. If sufficient shares have not become available by the date of the Company’s 2027 annual meeting of shareholders, the Company will submit a proposal to increase the 2022 Plan share reserve at that meeting, and any portion of the grant that then exceeds the available shares will be forfeited if the shareholders do not approve it. Each recipient abstained from the approval of his own grant.

●

On November 9, 2026, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, by unanimous written consent, approved (i) Amendment No. 1 to the Consulting Agreement, dated as of July 23, 2024, among the Company, 2230164 Ontario Inc. and Steven Rossi, which provides for a transaction bonus equal to 10% of the consideration received by the Company upon the sale of a subsidiary, payable in cash or in kind, subject to a Section 280G cutback and a change-in-control non-competition agreement, and (ii) a transaction bonus and carve-out plan establishing a bonus pool of 4% of the consideration received by the Company in a qualified strategic transaction involving its Worksport or Terravis Energy businesses, with participants including Jennifer Kartychak, Chief Financial Officer (whose award equals 1.00% of the transaction consideration), other members of senior management, and independent directors William Caragol, Craig Loverock, and Ned Siegel. Each award under the plan is subject to a Section 280G cutback conditioned on the participant's execution of a change-in-control non-competition agreement.

The Company is evaluating the incremental compensation cost associated with the modification of the disclosed option exchange program under ASC 718.

Item 6. Exhibits

Exhibit No.	Description	Previously filed and incorporated by reference herein:

4.1	Form of Inducement Warrant, dated August 27, 2026	Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2026
10.1	Form of Inducement Letter, dated August 27, 2026	Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2026
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certifications of Chief Executive Officer
32.2**	Section 906 Certifications of Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

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

WORKSPORT LTD.

Dated: November 10, 2026	By:	/s/ Steven Rossi
Steven Rossi
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2026	By:	/s/ Jennifer Kartychak
Jennifer Kartychak
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)